Form 10-Q
period 2007-03-30
ARAMARK CORP
filed 2007-05-09
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-04762

ARAMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2051630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ARAMARK Tower 1101 Market Street Philadelphia, Pennsylvania	19107
(Address of principal executive offices)	(Zip Code)

(215) 238-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock outstanding at April 27, 2007: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	Successor	Predecessor
	March 30, 2007	September 29, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$70,846	$47,679
Receivables	849,701	870,909
Inventories, at lower of cost or market	503,477	494,176
Prepayments and other current assets	139,275	114,080

Total current assets	1,563,299	1,526,844

Property and Equipment, net	1,181,319	1,196,830
Goodwill	5,113,073	1,747,094
Other Intangible Assets	1,618,203	297,986
Other Assets	840,621	494,563

	$10,316,515	$5,263,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$76,147	$40,203
Accounts payable	614,099	642,778
Accrued expenses and other current liabilities	806,806	903,715

Total current liabilities	1,497,052	1,586,696

Long-Term Borrowings	6,149,908	1,763,088
Deferred Income Taxes and Other Noncurrent Liabilities	1,099,643	391,941
Common Stock Subject to Repurchase	143,927	—
Shareholders’ Equity:
Successor:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Predecessor:
Class A common stock, par value $.01 (authorized: 600,000,000 shares; issued: 75,129,722 shares; outstanding: 56,245,418 shares)	—	751
Class B common stock, par value $.01 (authorized: 1,000,000,000 shares; issued: 156,170,782 shares; outstanding: 123,882,195 shares)	—	1,562
Capital surplus	1,447,700	1,210,300
Earnings retained for use in the business	4,513	1,538,760
Accumulated other comprehensive income (loss)	(26,228)	12,524
Treasury stock (shares held in treasury: 51,172,891 shares at September 29, 2006)	—	(1,242,305)

Total shareholders’ equity	1,425,985	1,521,592

	$10,316,515	$5,263,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Successor	Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 31, 2006
Sales	$2,145,620	$835,322	$2,829,495

Costs and Expenses:
Cost of services provided	1,932,480	782,494	2,580,379
Depreciation and amortization	79,220	28,859	83,614
Selling and general corporate expenses	25,166	127,751	41,913

	2,036,866	939,104	2,705,906

Operating income (loss)	108,754	(103,782)	123,589
Interest and Other Financing Costs, net	104,021	12,761	35,072

Income (loss) before income taxes	4,733	(116,543)	88,517
Provision (benefit) for Income Taxes	220	(43,612)	29,886

Net income (loss)	$4,513	$(72,931)	$58,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Successor	Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 31, 2006
Sales	$2,145,620	$3,945,868	$5,755,423

Costs and Expenses:
Cost of services provided	1,932,480	3,586,961	5,221,972
Depreciation and amortization	79,220	116,438	165,511
Selling and general corporate expenses	25,166	173,934	85,732

	2,036,866	3,877,333	5,473,215

Operating income	108,754	68,535	282,208
Interest and Other Financing Costs, net	104,021	48,672	69,161

Income before income taxes	4,733	19,863	213,047
Provision for Income Taxes	220	5,063	61,295

Net income	$4,513	$14,800	$151,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Successor	Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 31, 2006
Cash flows from operating activities:
Net income	$4,513	$14,800	$151,752
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	79,220	116,438	165,511
Income taxes deferred	(10,843)	(11,640)	(19,205)
Changes in noncash working capital	93,535	(269,729)	(130,672)
Net proceeds from sale of receivables	29,000	—	15,300
Other operating activities	17,038	73,980	1,049

Net cash provided by (used in) operating activities	212,463	(76,151)	183,735

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(49,815)	(81,534)	(142,526)
Disposals of property and equipment	1,490	20,055	39,722
Acquisition of certain businesses, net of cash acquired	(1,256)	(81,718)	(37,186)
Acquisition of ARAMARK Corporation	(6,099,980)	—	—
Other investing activities	5,504	3,245	3,697

Net cash used in investing activities	(6,144,057)	(139,952)	(136,293)

Cash flows from financing activities:
Proceeds from long-term borrowings	5,933,483	416,956	76,672
Payment of long-term borrowings	(1,768,183)	(130,986)	(22,314)
Proceeds from issuance of common stock	—	9,666	30,142
Capital contributions	1,839,927	—	—
Repurchase of stock	—	—	(108,460)
Payment of dividends	—	(12,624)	(25,270)
Other financing activities	(139,391)	22,016	1,686

Net cash provided by (used in) financing activities	5,865,836	305,028	(47,544)

Increase (decrease) in cash and cash equivalents	(65,758)	88,925	(102)
Cash and cash equivalents, beginning of period	136,604	47,679	56,066

Cash and cash equivalents, end of period	$70,846	$136,604	$55,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock	Class A Common Stock	Class B Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Predecessor
Balance, September 29, 2006	$—	$751	$1,562	$1,210,300	$1,538,760	$12,524	$(1,242,305)	$1,521,592
Comprehensive income:
Net income					14,800			14,800
Foreign currency translation adjustments (net of tax)						525		525
Change in fair value of cash flow hedges (net of tax)						8,926		8,926

Total comprehensive income								24,251

Payment of dividends					(12,624)			(12,624)
Conversion of Class A to Class B		(51)	51					—
Issuance of common stock		7	3	25,006				25,016
Compensation expense related to stock incentive plans				90,580				90,580
Reclassification of share-based awards from equity to liability				(142,567)				(142,567)
Purchases of common stock for the treasury							(3,602)	(3,602)
Adoption of SFAS No. 158						(15,321)		(15,321)

Balance, January 26, 2007	$—	$707	$1,616	$1,183,319	$1,540,936	$6,654	$(1,245,907)	$1,487,325

Successor
Investment by Parent Company	$—	$—	$—	$1,848,527	$—	$—	$—	$1,848,527
Deemed dividend to continuing shareholder				(408,000)				(408,000)
Comprehensive loss:
Net income					4,513			4,513
Foreign currency translation adjustments (net of tax)						(1,931)		(1,931)
Change in fair value of cash flow hedges (net of tax)						(24,297)		(24,297)

Total comprehensive loss								(21,715)

Compensation expense related to stock incentive plans				7,173				7,173

Balance, March 30, 2007	$—	$—	$—	$1,447,700	$4,513	$(26,228)	$—	$1,425,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

ARAMARK Corporation (the “Company”) was acquired on January 26, 2007 through a merger transaction with RMK Acquisition Corporation, a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”), Joseph Neubauer, Chairman and Chief Executive Officer of ARAMARK, and certain other members of the Company’s management. The acquisition was accomplished through the merger of RMK Acquisition Corporation with and into ARAMARK Corporation with ARAMARK Corporation being the surviving company (the “Transaction”).

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction.

Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying condensed consolidated statements of operations, cash flows and shareholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods.

On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements exclude the accounts of ARAMARK Holdings Corporation and ARAMARK Intermediate Holdco Corporation.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Predecessor’s audited consolidated financial statements, and the notes, to these statements, included in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which, other than the effects of the Transaction, include only normal recurring adjustments) required for a fair statement of financial position, results of operations, cash flows and shareholder’s equity for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of our business activities and the possibility of changes in general economic conditions.

(2)	ACQUISITION OF ARAMARK CORPORATION:

As discussed in Note 1, the Transaction was completed on January 26, 2007 and was financed by a combination of borrowings under a new senior secured credit agreement, the issuance of 8.50% senior notes due 2015 and senior floating rate notes due 2015, and equity investments of the Sponsors and certain members of ARAMARK’s management. See Note 6 for a description of the Company’s indebtedness.

The sources and uses of funds in connection with the acquisition are summarized below (in millions):

Sources
Senior secured credit agreement borrowings	$4,314
8.50% senior notes due 2015	1,280
Senior floating rate notes due 2015	500
Equity contributions	1,839

Total sources	$7,933

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Uses
Purchase price	$6,022
Refinance of existing indebtedness	1,698
Fees and expenses	213

Total uses	$7,933

Preliminary Purchase Price Allocation

Following business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of January 26, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon preliminary valuation data and our estimates, assumptions and allocation to segments are subject to change.

(in millions)
Purchase consideration, including carryover basis of $146 million	$6,168
Direct acquisition costs	71
Carryover basis adjustment	(408)

$5,831

Net current assets	$297
Property and equipment	1,178
Customer relationship assets	1,645
Other assets	700
Goodwill	5,109
Debt assumed	(2,033)
Non-current liabilities and deferred taxes	(1,065)

$5,831

The expected amortizable life for intangible assets is ten years.

Mr. Neubauer held an equity investment in the Company prior to the Transaction and continues to hold an equity interest in the Parent Company subsequent to the Transaction. In accordance with Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” Mr. Neubauer’s investment is included in the purchase consideration at the carryover basis and an adjustment of $408 million was made to reduce “Capital surplus” reflecting the deemed dividend.

Pro Forma Financial Information

The following unaudited pro forma results of operations (in thousands) assume that the Transaction occurred at the beginning of the respective fiscal periods, adjusted for the impact of certain acquisition related items, such as: additional amortization of identified intangible assets, increased interest expense on acquisition debt, exclusion of Transaction-related charges and the related income tax effects. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transaction had actually occurred on that date, nor of the results that may be obtained in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Sales	$2,980,942	$2,829,495	$6,091,488	$5,755,423
Operating income	106,051	94,012	253,083	222,766
Interest and other financing costs, net	137,574	134,194	272,138	267,480
Net loss	(19,122)	(20,390)	(7,489)	(6,513)

Transaction-Related Costs

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded costs of $112.1 million related to the Transaction. These costs, which are included in “Selling and general corporate expenses,” consist of $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives.

During the Successor period from January 27, 2007 through March 30, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility, which is included in “Interest and Other Financing Costs, net.”

(3)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of approximately $87.4 million, $52.9 million and $71.0 million during the Successor period from January 27, 2007 through March 30, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor six months ended March 31, 2006, respectively. The Company made income tax payments of approximately $5.8 million, $50.0 million and $83.8 million during the Successor period from January 27, 2007 through March 30, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor six months ended March 31, 2006, respectively. Pension expense related to defined benefit plans was not material for the Successor period from January 27, 2007 through March 30, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor six months ended March 31, 2006, respectively.

(4)	COMPREHENSIVE INCOME:

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income (loss) include net income (loss), changes in foreign currency translation adjustments (net of tax), changes in minimum pension liability (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income (loss) follows (in thousands):

	Successor	Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 31, 2006
Comprehensive income (loss)	$(21,715)	$(64,106)	$67,737

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Successor	Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 31, 2006
Comprehensive income (loss)	$(21,715)	$24,251	$162,580

As of March 30, 2007 and September 29, 2006, “Accumulated other comprehensive income (loss)” consists of minimum pension liability of $0.0 million and approximately ($17.9) million, respectively, foreign currency translation adjustment of approximately ($1.9) million and $27.5 million, respectively, and fair value of cash flow hedges of approximately ($24.3) million and $3.0 million, respectively.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Changes in total goodwill during the six months ended March 30, 2007 follow (in thousands):

Predecessor
Balance at September 29, 2006	$1,747,094
Acquisitions by the Company from September 30, 2006 through January 26, 2007	36,742
Effect of foreign currency translation	5,239

Balance at January 26, 2007	$1,789,075

Successor
Acquisition of ARAMARK Corporation	$5,109,426
Acquisitions by the Company from January 27, 2007 through March 30, 2007	109
Effect of foreign currency translation	3,538

Balance at March 30, 2007	$5,113,073

The estimated amortization expense of intangible assets through 2011 has been updated to reflect the Transaction. Since the allocation of the Transaction purchase price is preliminary and subject to finalization of independent appraisals and evaluation of additional information, the estimated annual amortization expense will continue to be updated as the appraisals are finalized and the additional information is evaluated. Based on preliminary valuation data and amounts recorded at March 30, 2007, total estimated amortization of all acquisition-related intangible assets during the period from January 27, 2007 through September 28, 2007 and for fiscal years 2008 through 2011 follows (in thousands):

January 27, 2007 through September 28, 2007	$110,721
2008	164,500
2009	164,500
2010	164,500
2011	164,500

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	BORROWINGS:

Long-term borrowings at March 30, 2007 and September 29, 2006 are summarized in the following table (in thousands):

	Successor	Predecessor
	March 30, 2007	September 29, 2006
Senior secured revolving credit facility borrowings (A)	$20,566	$—
Senior secured term loan facility (A)	4,104,934	—
8.50% senior notes, due February 2015 (B)	1,280,000	—
Senior floating rate notes, due February 2015 (B)	500,000	—
Senior unsecured revolving credit facility borrowings (D)	—	326,103
Senior European unsecured revolving credit facility borrowings (D)	—	262,930
Bank term loan due March 2007 (D)	—	20,000
Japanese borrowings due March 2007 (D)	—	45,902
5.00% senior notes, due June 2012 (C)	224,470	249,976
6.375% senior notes, due February 2008 (D)	—	297,311
7.00% senior notes, due May 2007 (D)	—	299,933
7.10% senior notes, due December 2006 (D)	—	124,998
7.25% senior notes and debentures, due August 2007 (D)	—	30,730
Capital leases	54,747	54,309
Other (D)	41,338	91,099

	6,226,055	1,803,291
Less – current portion	(76,147)	(40,203)

	$6,149,908	$1,763,088

In connection with the completion of the Transaction on January 26, 2007, the Company (i) entered into a new $4.15 billion senior secured term loan facility, (ii) issued $1.28 billion of 8.50% senior notes due 2015 and $500 million of senior floating rate notes due 2015, (iii) entered into a new $600 million senior secured revolving credit facility with a six-year maturity, and (iv) entered into a new synthetic letter of credit facility for up to $250 million.

(A) Senior Secured Credit Facilities

The senior secured revolving credit facility consists of the following subfacilities:

•	A revolving credit facility available for loans in U.S. dollars to the Company with aggregate commitments of $435 million;

•	A revolving credit facility available for loans in sterling or U.S. dollars to the Company or a U.K. subsidiary with aggregate commitments of $40 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or an Irish subsidiary with aggregate commitments of $20 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or German subsidiaries with aggregate commitments of $30 million; and

•	A revolving credit facility available for loans in Canadian dollars or U.S. dollars to the Company or a Canadian subsidiary with aggregate commitments of $75 million.

The senior secured term loan facility consists of the following subfacilities:

•	A U.S. dollar denominated term loan to the Company in the amount of $3,547 million;

•	A yen denominated term loan to the Company in the amount of JPY 5,422 million;

•	A U.S. dollar denominated term loan to a Canadian subsidiary of the Company in the amount of $170 million;

•	A Euro denominated term loan to an Irish subsidiary of the Company in an amount of EUR 44 million;

•	A sterling denominated term loan to a U.K. subsidiary of the Company in an amount of GBP 122 million; and

•	A Euro denominated term loan to German subsidiaries of the Company in the amount of EUR 70 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The senior secured credit facilities provide that the Company has the right at any time to request up to $750 million of incremental commitments in the aggregate under one or more incremental term loan facilities and/or synthetic letter of credit facilities and/or revolving credit facilities and/or by increasing commitments under the revolving credit facility. The lenders under these facilities will not be under any obligation to provide any such incremental facilities or commitments, and any such addition of or increase in facilities or commitments will be subject to pro forma compliance with an incurrence-based financial covenant and customary conditions precedent. The Company’s ability to obtain extensions of credit under these incremental facilities or commitments will be subject to the same conditions as extensions of credit under the existing credit facilities.

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs, (b) with respect to borrowings denominated in U.S. Dollars, a base rate determined by reference to the higher of (1) the prime rate of the administrative agent, and (2) the federal funds rate plus 0.50% or (c) with respect to borrowings denominated in Canadian dollars, (1) a base rate determined by reference to the prime rate of Canadian banks or (2) a BA (bankers’ acceptance) rate determined by reference to the rate offered for bankers’ acceptances in Canadian dollars for the interest period relevant to such borrowing. The applicable margin spread for borrowings are (a) under the revolving credit facility, 1.25% to 2.00% (as of March 30, 2007 – 2.00%) with respect to LIBOR borrowings and 0.25% to 1.00% (as of March 30, 2007 – 1.00%) with respect to base-rate borrowings, and (b) prior to the amendment referred to below, under the term loan facilities, 2.00% to 2.125% (as of March 30, 2007 – 2.125%) with respect to LIBOR borrowings and 1.00% to 1.125% (as of March 30, 2007 – 1.125%) with respect to base-rate borrowings.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of March 30, 2007 – 0.50%).

Prior to the amendment referred to below, fees on the $250 million synthetic letter of credit facility range from 2.00% to 2.125% (as of March 30, 2007 – 2.125%).

The actual spreads within all ranges referred to above are based on a ratio of Consolidated Secured Debt to EBITDA, each as defined in the senior secured credit agreement.

On March 28, 2007, the Company amended the senior secured credit agreement (i) to lower the interest rate spread on the U.S. dollar and Euro term loans, (ii) to reduce the fees that it pays on the synthetic letter of credit facility, (iii) to add a provision requiring payment of a prepayment fee upon certain repayments for the purpose of reducing the interest rate spread effected within one year of the date of the amendment and (iv) to make certain other modifications set forth in the amendment. Effective on April 16, 2007, the applicable margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (currently 2.00%) with respect to LIBOR borrowings.

All obligations under the senior secured credit facilities are secured by a security interest in substantially all assets of the Company and its U.S. subsidiaries.

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of the Company’s Excess Cash Flow (as defined) commencing with fiscal year 2008, (ii) 100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights, and (iii) 100% of the net cash proceeds of any incurrence of debt, including debt incurred by any business securitization subsidiary in respect of any business securitization facility, but excluding proceeds from the Company’s receivables facilities and other debt permitted under the senior secured credit agreement. Any mandatory prepayments would be applied to the term loan facilities as directed by the Company. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

The Company is required to repay the senior secured term loan facilities in quarterly principal amounts of 0.25% of the funded total principal amount for the first six years and nine months, with the remaining amount payable on January 26, 2014. On March 30, 2007, the Company voluntarily prepaid an additional $40.0 million, representing required installments through June 2008 of the U.S. term loan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, January 26, 2013, on which day the commitments thereunder will terminate.

Principal amounts outstanding under the synthetic letter of credit facility are due and payable in full at maturity, January 26, 2014, on which day the commitments thereunder will terminate.

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s outstanding notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. In addition, the senior secured revolving credit facility requires the Company to maintain a maximum senior secured leverage ratio and imposes limitations on capital expenditures. The senior secured credit agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At March 30, 2007, the Company was in compliance with all of these covenants.

Beginning with the twelve months ended March 30, 2007, the senior secured credit agreement requires the Company to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness guaranteed by ARAMARK Corporation reduced by the lesser of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien, or $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s lenders failed to waive any such default, would also constitute a default under the indenture. The actual ratio at March 30, 2007 was 4.26x.

The senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for the Company to incur additional indebtedness and to make certain restricted payments. If the Company does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and the Company’s estimated share of interest expense from two equity method investees. The actual ratio was 1.94x for the twelve months ended March 30, 2007; however, pursuant to the specified exceptions in the senior secured credit agreement and availability under the senior secured revolving credit facility, as of April 27, 2007, the Company generally would be permitted to incur approximately $1.3 billion of additional indebtedness before becoming subject to this ratio limitation.

(B) 8.50% Senior Notes due 2015 and Senior Floating Rate Notes due 2015

The senior floating rate notes due 2015 bear interest equal to three-month LIBOR (as defined) plus a spread of 3.50%. Additional interest on the 8.50% senior notes due 2015 and senior floating rate notes due 2015 may accrue at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.00% per annum) if the Company does not complete an offer to exchange the initial unregistered notes for notes that are substantially identical but are registered under the Securities Act of 1933 within 240 days after the original issue date of the notes. In certain circumstances, the Company is required to maintain a shelf registration statement covering resales of the notes. If the Company does not maintain the effectiveness of such registration statement as required, additional interest would accrue. If any existing registration default is corrected, the additional interest will cease to accrue. Since management does not expect any payments will be required pursuant to this arrangement, no amount has been accrued at March 30, 2007.

The 8.50% senior notes due 2015 and senior floating rate notes due 2015 are senior unsecured obligations of the Company.

The Company may redeem some or all of the 8.50% senior notes due 2015 at any time on or after February 1, 2011 and some or all of the senior floating rate notes due 2015 at any time on or after February 1, 2009, in each case at varying redemption prices that generally include premiums, which are defined in the indenture. The Company may redeem some or all of the 8.50% senior notes due 2015 prior to February 1, 2011 and some or all of the senior floating rate notes due 2015 prior to February 1, 2009, in each case at a price equal to 100% of the principal amount of the notes redeemed plus the applicable “make-whole” premium as defined in the indenture. The Company may also redeem up to 35% of the 8.50% senior notes due 2015 at any time before February 1, 2010 at a redemption price equal to 108.5% of the principal amount and up to 35% of the senior floating rate notes due 2015 at any time before February 1, 2009 at a redemption price equal to 100% of the principal amount, plus a premium equal to the rate per annum on the senior floating rate notes due 2015 applicable on the date on which notice of redemption is given, using the proceeds of certain equity offerings.

If the Company experiences specific kinds of changes of control, it will be required to make an offer to purchase the 8.50% senior notes due 2015 and senior floating rate notes due 2015 at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest to the purchase date. If the Company sells assets under certain circumstances, it will be required to make an offer to purchase the 8.50% senior notes due 2015 and senior floating rate notes due 2015 at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.

The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 restricts the Company’s ability to, among other things, incur additional indebtedness, pay dividends and make certain other distributions, investments and other restricted payments. As of March 30, 2007, the Company was in compliance with the covenants of the indenture.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(C) 5.00% Senior Notes due 2012

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% senior unsecured notes due 2012. The notes are recorded at $224.5 million as of March 30, 2007 as a result of fair value adjustments related to purchase accounting. The discount of $25.5 million will be accreted as interest expense over the remaining period to maturity.

(D) Repayment of Indebtedness

With a portion of the proceeds of the new borrowings and the equity contributions, the Company repaid the outstanding balances of its senior unsecured revolving credit facility, senior European unsecured revolving credit facility, bank term loan due March 2007, Japanese borrowings due March 2007, 6.375% senior notes due 2008, 7.00% senior notes due 2007, 7.25% senior notes and debentures due 2007 and certain other obligations. In connection with the repayment of the 6.375% senior notes due 2008 and 7.00% senior notes due 2007, the Company incurred prepayment penalties of approximately $2.4 million and $0.8 million, respectively, which were included in the purchase price of the Transaction.

At March 30, 2007, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter are as follows (in thousands):

2007	$76,147
2008	58,544
2009	56,978
2010	54,775
2011	53,363
Thereafter	5,951,778

(7)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments, such as interest rate swaps, forward exchange contract agreements and natural gas swap agreements, are used to manage changes in market conditions related to debt obligations, foreign currency exposures and exposure to fluctuating natural gas prices. All derivatives are recognized on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s derivative agreements are all major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

Successor

The Company entered into $2.68 billion and 50 million British pounds of forward starting interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate term loan borrowings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. As of March 30, 2007, approximately $20.8 million of unrealized loss, net of tax, related to the interest rate swaps was included in “Accumulated other comprehensive income (loss).” There was no hedge ineffectiveness for these cash flow hedging instruments during the Successor period from January 27, 2007 through March 30, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company entered into a $169.6 million forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement, which is designated as cash flow hedging instrument, fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the cross currency swap agreement are included in interest expense. As of March 30, 2007, approximately $3.5 million of unrealized loss, net of tax, related to the swap was included in “Accumulated other comprehensive income (loss).” There was no hedge ineffectiveness for this cash flow hedging instrument during the Successor period from January 27, 2007 through March 30, 2007.

As of March 30, 2007, the Company had foreign currency forward exchange contracts outstanding with notional amounts of 9.6 million Euros to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of March 30, 2007, the fair value of these foreign exchange contracts was immaterial.

Beginning in November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of March 30, 2007, the Company has contracts for approximately 398,000 MMBtu’s outstanding for the remainder of fiscal 2007 and fiscal 2008. On January 27, 2007, the contracts were not designated as cash flow hedging instruments. Changes in the market value of the outstanding contracts are recorded in operating income and were not material in the Successor period from January 27, 2007 through March 30, 2007. The total realized net loss on settled contracts in the Successor period from January 27, 2007 through March 30, 2007 was $0.5 million. As of March 30, 2007, the fair value of these natural gas swap agreements was immaterial.

As part of the Transaction, the Company entered into a Japanese yen denominated term loan in the amount of JPY 5,422 million (see Note 6). The term loan was designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.

Predecessor

The Company had $300 million and 93 million British pounds of interest rate swap agreements, which were designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings, and $100 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. The hedge ineffectiveness for the Predecessor period from September 30, 2006 through January 26, 2007 was not material.

Both of the cash flows swaps and the fair value hedge were terminated in January 2007. The realized gain of approximately $14.0 million on the cash flow swaps was deferred and was to be amortized to interest expense over the remaining life of the original swaps. The loss of approximately $2.2 million on the fair value hedge was also deferred and was to be amortized to interest expense over the life of the hedged bonds. Upon completing the Transaction, the net deferred gain was considered as part of the preliminary purchase price allocation.

As of January 26, 2007, the Company had foreign currency forward exchange contracts outstanding with notional amounts of 7.1 million Euros to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. The fair value of these foreign exchange contracts was immaterial. Net foreign currency transaction gains and losses were not material during the Predecessor period from September 30, 2006 through January 26, 2007. The Successor assumed the contracts as part of the Transaction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During prior fiscal years, the Company terminated $500 million of pay floating/receive fixed interest rate swaps designated as fair value hedges. The net gain of approximately $13.5 million was deferred and being amortized to interest expense over the remaining life of the hedged bonds. Upon completing the Transaction, the net deferred gain was considered as part of the preliminary purchase price allocation.

During fiscal 2004, the Company entered into a Japanese yen denominated borrowing agreement and borrowed the equivalent of $50 million. The note was designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd. As of January 26, 2007, hedge accounting was discontinued as a result of the borrowing being repaid as part of the Transaction.

Beginning in November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. The Company had contracts for approximately 707,000 MMBtu’s outstanding on January 26, 2007 for the remainder of fiscal 2007 and fiscal 2008. The contracts, designated as cash flow hedging instruments, were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affected earnings. Amounts reclassified into earnings related to the natural gas swap agreements were included in “Cost of services provided.” The total realized loss reclassified into earnings during the Predecessor period from September 30, 2006 through January 26, 2007 was approximately $1.2 million. As of January 26, 2007, hedge accounting was discontinued and the Successor assumed the contracts at fair value. There was no hedge ineffectiveness for the Predecessor period from September 30, 2006 through January 26, 2007.

(8)	INCOME TAXES:

Effective January 27, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The adoption of FIN 48 did not have a material impact on the Company’s financial statements and is not expected to materially impact the effective tax rate.

The Company recognizes interest and penalties related to tax contingencies as a component of the provision for income taxes. As of January 26, 2007, the Company has accrued $4.9 million of interest in its tax liabilities.

As of January 26, 2007, the Company had unrecognized tax benefits of $51.0 million. If the tax attributes become realizable in the future, a credit to goodwill will be recorded and will not have any impact on the Company’s effective tax rate.

For federal purposes, tax years 2004 through 2006 remain open for examination by the tax authorities. Generally, for state purposes, tax years 2004 through 2006 remain open for examination under a three year statute of limitations; however, New York remains open for tax years 1999 through 2006 and Texas for tax years 2002 through 2006.

(9)	CAPITAL STOCK:

Effective January 26, 2007 upon completion of the Transaction, the Certificate of Incorporation of the Company was amended to provide for the authorization of 1,000 shares of common stock to replace the previously authorized, issued and outstanding Class A common stock and Class B common stock. Each share of common stock entitled the holder to one vote per share. Upon completion of the Transaction, ARAMARK Intermediate Holdco Corporation held all 900 shares of common stock issued by the Company. On March 30, 2007, ARAMARK Corporation and ARAMARK Services, Inc. merged, with ARAMARK Services, Inc. being the surviving company and being renamed ARAMARK Corporation. As a result of that merger, ARAMARK Intermediate Holdco Corporation holds 1,000 shares of the Company’s common stock, which represent all of the Company’s authorized and issued capital stock.

Pursuant to Stockholders Agreement for the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The Stockholders’ Agreement imposes limits on the amounts of such share repurchases. The amount of this potential repurchase obligation has been classified outside of shareholders’ equity as part of the Transaction accounting reflecting the Parent Company’s investment basis and capital

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

structure in the Company’s financial statements. The amount as of March 30, 2007 was $143.9 million, which is based on approximately 14.4 million shares of common stock of the Parent Company valued at $10.00 per share. As described in Note 6, the senior secured credit agreement and the indenture also contain limitations on the amount the Company can expend for share repurchases.

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company paid a cash dividend of $0.07 per share, which totaled approximately $12.6 million.

(10)	SHARE-BASED COMPENSATION:

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans.

Successor

In connection with the Transaction, the Parent Company established the ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (2007 MSIP). Incentive awards under the 2007 MSIP may be granted to employees or directors of, or consultants to, the Parent Company or one of its affiliates, including the Company, in the form of non-qualified stock options, unvested shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, the fair market value of the Parent Company’s shares. The 2007 MSIP permits the granting of awards of up to 37.8 million shares of common stock of the Parent Company. As of March 30, 2007, there were 12.7 million shares available for grant. Under the 2007 MSIP, the terms of the awards are fixed at the grant date.

Compensation cost charged to expense during the Successor period from January 27, 2007 through March 30, 2007 for share-based compensation programs was $7.2 million, before taxes of $2.7 million. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Operations. No cost was capitalized during the Successor period.

Information on the valuation and accounting for the 2007 MSIP is provided below.

Stock Options

Each award of stock options under the 2007 MSIP is comprised of two types of stock options. One-half of the options awarded will vest solely based upon continued employment over a specific period of time, generally four years (“Time-Based Options”). One-half of the options awarded will vest based both upon continued employment over a specific period of time and upon the achievement of predetermined earnings before interest and taxes (“EBIT”) performance targets over time, generally four years (“Performance-Based Options”). The Performance-Based Options may also vest in part or in full upon the occurrence of specific return-based events. The exercise price for Time-Based Options and Performance-Based Options equals the fair value of the Parent Company’s stock on the date of the grant. All options remain exercisable for ten years from the date of grant.

Time-Based Options

The fair value of the Time-Based Options granted was estimated using the Black-Scholes option valuation model and the assumptions noted in the table below. Expected volatility is based on actual historical experience of the predecessor Company’s stock and the expected future performance of the Parent Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Period from January 27, 2007 through March 30, 2007
Expected volatility	20.00%
Expected dividend yield	0.00%
Expected life (in years)	6.25
Risk-free interest rate	4.46% - 4.87%

The weighted-average grant-date fair value of Time-Based Options granted during the Successor period from January 27, 2007 through March 30, 2007 was $3.29 per option.

Compensation cost for Time-Based Options is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $1.9 million was charged to expense during the Successor period from January 27, 2007 through March 30, 2007 for Time-Based Options. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of March 30, 2007, there was approximately $31.2 million of unrecognized compensation cost related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 3.8 years.

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at January 27, 2007	—	$—
Granted	12,502	$10.00
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding at March 30, 2007 (weighted-average remaining term of 9.9 years)	12,502	$10.00	$—

Exercisable at March 30, 2007	—	$—	$—

Expected to vest at March 30, 2007 (weighted-average remaining term of 9.9 years)	10,046	$10.00	$—

Performance-Based Options

The fair value of the Performance-Based Options was estimated using the Black-Scholes option valuation model and the assumptions noted in the table below and assuming the performance targets will be achieved. Expected volatility is based on actual historical experience of the predecessor Company’s stock and the expected future performance of the Parent Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Period from January 27, 2007 through March 30, 2007
Expected volatility	20.00%
Expected dividend yield	0.00%
Expected life (in years)	5.5 -7.0
Risk-free interest rate	4.46% - 4.87%

The weighted-average grant-date fair value of the Performance-Based Options granted during the Successor period from January 27, 2007 through March 30, 2007 was $3.28 per option.

Compensation cost for Performance-Based Options is recognized using the Black-Scholes grant-date fair value on an accelerated basis over the requisite performance and service periods. Approximately $3.3 million was charged to expense during the Successor period from January 27, 2007 through March 30, 2007 for Performance-Based Options. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 30, 2007, there was approximately $31.9 million of unrecognized compensation cost related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 3.8 years.

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at January 27, 2007	—	$—
Granted	12,502	$10.00
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding at March 30, 2007 (weighted-average remaining term of 9.9 years)	12,502	$10.00	$—

Exercisable at March 30, 2007	—	$—	$—

Expected to vest at March 30, 2007 (weighted-average remaining term of 9.9 years)	10,046	$10.00	$—

Nonvested Shares

The grant-date fair value of nonvested shares is based on the fair value of the Parent Company’s common stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services, generally one year.

Nonvested Shares	Units (000s)	Weighted-Average Grant-Date Fair Value
Nonvested at January 27, 2007	—	$—
Granted	1,023	$10.00
Vested	—	$—
Forfeited	—	$—

Nonvested at March 30, 2007	1,023	$10.00

The compensation cost charged to expense during the Successor period from January 27, 2007 through March 30, 2007 for nonvested share awards was approximately $1.7 million. As of March 30, 2007, there was approximately $8.5 million of unrecognized compensation cost related to nonvested share awards, which is expected to be recognized over a weighted-average period of approximately 0.8 years.

Deferred Stock Units

Deferred stock units are issued only to non-employee members of the Board of Directors who are not representatives of one of the Sponsors and represent the right to receive shares of the Parent Company’s common stock in the future. Each deferred stock unit will be converted to one share of the Parent Company’s common stock six months and one day after the date on which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Parent Company’s common stock. Since the deferred stock units are fully vested upon grant, compensation cost for the entire award is recognized immediately upon grant. The compensation cost charged to expense during the Successor period from January 27, 2007 through March 30, 2007 for deferred stock units was approximately $0.3 million.

Predecessor

Prior to the Transaction, the Company had various share-based compensation programs, which included stock options and restricted stock units. The ARAMARK 2001 Equity Incentive Plan (2001 EIP) provided for the initial issuance of up to 30 million shares of either Class A or Class B common stock, with an additional 3% of the Company’s common stock outstanding as of the end of the prior calendar year becoming available under the plan on each January 1 following the adoption of the plan. Pursuant to the Transaction (described in Notes 1 and 2), all outstanding stock options and restricted stock units became fully vested and the holders became entitled to receive cash consideration equal to the difference

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

between the exercise price and $33.80 per share for stock options and $33.80 per share for restricted stock units. The Predecessor share-based compensation programs were discontinued in connection with the Transaction. Under all programs, the terms of the awards were fixed at the grant date.

For the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor six months ended March 31, 2006, approximately $11.2 million and $10.7 million of tax benefits were included in “Other financing activities,” respectively.

Compensation cost charged to expense in the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor three months ended March 31, 2006 for all share-based compensation programs was approximately $78.9 million, before taxes of $30.0 million, and $5.6 million, before taxes of $2.1 million, respectively. Compensation cost charged to expense in the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor six months ended March 31, 2006 for share-based compensation programs was approximately $84.1 million, before taxes of $31.9 million, and $12.2 million, before taxes of $4.7 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Operations. No cost was capitalized during Predecessor periods of fiscal 2007 and 2006.

Stock Options

Compensation cost was recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $48.0 million and $4.1 million was charged to expense during the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor three months ended March 31, 2006, respectively. Approximately $51.4 million and $9.1 million was charged to expense during the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor six months ended March 31, 2006, respectively. The Company applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

Pursuant to the Transaction, all nonvested stock options vested immediately, which resulted in a charge of approximately $21.1 million during the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 for the recognition of all unrecognized compensation cost. In addition, due to provisions included in the 2001 EIP that allowed for the cash settlement of stock options upon a change in control, the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 also include a charge of approximately $26.1 million for the reclassification of stock options from equity awards to liability awards.

Restricted Stock Units

Compensation cost was recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $30.9 million and $1.5 million was charged to expense during the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor three months ended March 31, 2006, respectively. Approximately $32.7 million and $3.0 million was charged to expense during the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor six months ended March 31, 2006, respectively. The Company applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

Pursuant to the Transaction, all nonvested restricted stock units vested immediately, which resulted in a charge of approximately $21.1 million during the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 for the recognition of all unrecognized compensation cost. In addition, due to provisions included in the 2001 EIP that allowed for the cash settlement of restricted stock units upon a change in control, the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 also include a charge of approximately $8.8 million for the reclassification of restricted stock units from equity awards to liability awards.

(11)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $243.2 million and $306.1 million at March 30, 2007 and September 29, 2006, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At March 30, 2007 and September 29, 2006, $240.0 million and $187.8 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The loss on the sale of receivables was $2.6 million, $4.1 million and $5.3 million for the Successor period from January 27, 2007 through March 30, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor six months ended March 31, 2006, respectively, and is included in “Interest and Other Financing Costs, net.”

(12)	BUSINESS SEGMENTS:

Sales and operating income (loss) by reportable segment follow:

	Successor	Predecessor
Sales	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 31, 2006
Food and Support Services—United States	$1,372,455	$504,788	$1,785,622
Food and Support Services—International	490,215	204,960	641,955
Uniform and Career Apparel—Rental	220,773	97,709	299,276
Uniform and Career Apparel—Direct Marketing	62,177	27,865	102,642

	$2,145,620	$835,322	$2,829,495

	Successor	Predecessor
Sales	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 31, 2006
Food and Support Services—United States	$1,372,455	$2,477,624	$3,668,069
Food and Support Services—International	490,215	911,361	1,265,113
Uniform and Career Apparel—Rental	220,773	416,573	594,997
Uniform and Career Apparel—Direct Marketing	62,177	140,310	227,244

	$2,145,620	$3,945,868	$5,755,423

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Successor	Predecessor
Operating Income (Loss)	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 31, 2006
Food and Support Services—United States	$66,541	$2,269	$73,922
Food and Support Services—International	28,697	4,690	33,614
Uniform and Career Apparel—Rental	19,156	8,463	31,335
Uniform and Career Apparel—Direct Marketing	(484)	(591)	(335)

	113,910	14,831	138,536
Corporate	(5,156)	(118,613)	(14,947)

Operating Income (Loss)	108,754	(103,782)	123,589
Interest, net	(104,021)	(12,761)	(35,072)

Income (Loss) Before Income Taxes	$4,733	$(116,543)	$88,517

	Successor	Predecessor
Operating Income (Loss)	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 31, 2006
Food and Support Services—United States	$66,541	$115,832	$184,145
Food and Support Services—International	28,697	37,524	58,246
Uniform and Career Apparel—Rental	19,156	45,917	64,451
Uniform and Career Apparel—Direct Marketing	(484)	5,244	6,650

	113,910	204,517	313,492
Corporate	(5,156)	(135,982)	(31,284)

Operating Income	108,754	68,535	282,208
Interest, net	(104,021)	(48,672)	(69,161)

Income Before Income Taxes	$4,733	$19,863	$213,047

In the first and second fiscal quarters, within the “Food and Support Services—United States” segment, historically there has been a lower level of activity at the higher margin sports, entertainment and recreational food service operations which is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts which is partially offset by the effect of summer recess on the educational accounts. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first fiscal quarter.

Operating income for the Predecessor six months ended March 31, 2006 for the “Food and Support Services—United States” segment includes approximately $6.2 million of insurance proceeds related to business disruptions in the Gulf Coast region caused by Hurricane Katrina.

During the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded as Corporate expense costs of $109.5 million and $112.1 million, respectively, related to the Transaction, which included $8.6 million and $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, respectively, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units for both periods, and a charge of approximately $23.8 million related to change in control payments to certain executives for both periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the Successor period from January 27, 2007 through March 30, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction, which is included in “Interest, net.”

(13)	NEW ACCOUNTING PRONOUNCEMENTS:

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected to be measured at fair value are recognized in earnings each reporting period. SFAS No. 159 is effective for ARAMARK beginning in fiscal 2009. The Company is currently evaluating the Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status for defined-benefit pension plans is measured as the difference between the fair value of plan assets and the projected benefit obligation on a plan-by-plan basis. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company early adopted SFAS No. 158 as of January 26, 2007. Upon adoption, the Company recorded a reduction in “Other Assets” of $17.5 million, an increase in “Other Noncurrent Liabilities” of $9.8 million, and a charge to “Accumulated other comprehensive income (loss)” of $27.3 million (before taxes).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for ARAMARK beginning in fiscal 2009. The Company is currently evaluating the Statement.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Company adopted the Interpretation on January 27, 2007 (see Note 8).

(14)	ACQUISITIONS:

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company acquired Overall Laundry Services, Inc., a regional uniform rental company, for approximately $80 million in cash. The Company’s pro forma results of operations for the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor six months ended March 31, 2006 would not have been materially different than reported, assuming that the acquisition had occurred at the beginning of the respective fiscal periods.

(15)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $73.6 million at March 30, 2007 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for these arrangements at March 30, 2007.

During the Predecessor six months ended March 31, 2006, the Company reduced the provision for income taxes by approximately $14.9 million, based upon the settlement of certain of its open tax years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

From time to time, the Company is a party to various legal actions, proceedings or investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees and third parties, including under federal and state employment laws, wage and hour laws, customs, import and export control laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such current actions, proceedings or investigations are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

In July 2004, the Company learned that it was under investigation by the United States Department of Commerce, among others, relating to Galls, a division of the Company, in connection with record keeping and documentation of certain export sales. The Government obtained and received numerous records from the Company, which is cooperating in the investigation. The Company can give no assurance as to the outcome of this investigation.

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court, and remanded the matter back to the trial court for a new trial. On September 6, 2006, the plaintiffs filed a petition for certification concerning the Appellate Division decision with the New Jersey Supreme Court. On January 31, 2007, the New Jersey Supreme Court denied plaintiffs’ petition for certification and the matter was remanded back to the Supreme Court of New Jersey in Bergen County for a new trial pursuant to the decision of the Appellate Division. The Company and its affiliates intend to defend themselves vigorously in this matter.

In June 2006, the Bermuda Monetary Authority presented a winding-up petition to the Supreme Court of Bermuda as to Hatteras Reinsurance Ltd (Hatteras), a Bermuda reinsurance company which participated in a portion of the Company’s casualty insurance program. Hatteras was thereupon placed into provisional liquidation and Joint Provisional Liquidators (JPLs) were appointed to assume control of Hatteras’ business. At a November 9, 2006 official meeting of creditors of Hatteras, the JPLs were elected the permanent Joint Liquidators (JLs) and the Company was elected a member of Hatteras’ Committee of Inspection. During the provisional and a portion of the permanent liquidation proceedings, the Company’s insurance claims were paid by Hatteras under the direction of the JLs through the use of various trusts established under the Hatteras program. On March 12, 2007, the Company and the JLs consummated a settlement whereby the JLs released all funds in the trusts to the Company in consideration for a payment of $1.5 million to the JLs and the Company then novated the Hatteras insurance policies to another insurer. The settlement with the JLs also included an allowed unsecured claim against the Hatteras estate for $10.225 million (the Claim), with $5 million of the Claim subordinated to the claims of other Hatteras unsecured creditors. The JLs are in settlement negotiations with the principals of Hatteras and other potentially responsible third parties that may produce funds available for payment of all or a portion of the Claim; however, since recovery of any portion of the Claim is uncertain, no amount has been recorded.

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against the Company and each of the Company’s directors. The two cases were putative class actions brought by stockholders alleging that the Company’s directors breached their fiduciary duties to the Company in connection with the proposal from a group of investors led by Mr. Neubauer to acquire all of the outstanding shares of the Company. On May 22, 2006, two additional cases making substantially identical allegations were brought against the Company and certain of its directors, one in the Court of Common Pleas in Philadelphia, Pennsylvania (in which only the Company and Mr. Neubauer were named as defendants) and another in the Court of Chancery of the State of Delaware in New Castle County (in which the Company and all directors were named as defendants). All of the cases made claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On June 7, 2006, the Court of Chancery of the State of Delaware consolidated the three pending Delaware actions as In re: ARAMARK Corporation Shareholders Litigation.

On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint names the Company and each of the Company’s directors as defendants and alleges that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and making claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK Corporation Shareholders Litigation. The parties subsequently entered into agreements to settle the Delaware consolidated actions and the action pending in the Pennsylvania Court of Common Pleas. As part of the agreements, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) were to be counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling the Delaware action, counsel for the plaintiffs agreed to seek court approval of no more than $2.1 million in attorneys’ fees and expenses, which amount the Company agreed not to oppose. On April 12, 2007, the Delaware Chancery Court approved the settlement between the parties in the consolidated action, and awarded plaintiffs’ counsel $2.1 million in attorneys’ fees and expenses. In connection with settling the Pennsylvania action in principle, counsel for the plaintiffs has agreed to seek court approval of no more than $1.55 million in attorneys’ fees and expenses, which amount the Company has agreed not to oppose. The settlement terms in the Pennsylvania action were submitted to the court for approval on April 26, 2007 by way of a stipulation and proposed order of dismissal, and the court has not yet approved the stipulation.

(16)	RELATED PARTY TRANSACTIONS:

In connection with the Transaction, the Company and its Parent Company paid the Sponsors and certain affiliates $162.6 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. This amount has been included in the total purchase price of the Transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three and six months ended March 30, 2007 and March 31, 2006 should be read in conjunction with the Predecessor’s audited consolidated financial statements, and the notes to those statements, included in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

ARAMARK Corporation (the “Company”) was acquired on January 26, 2007 through a merger transaction with RMK Acquisition Corporation, a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”), Joseph Neubauer, Chairman and Chief Executive Officer of ARAMARK, and certain other members of the Company’s management. The acquisition was accomplished through the merger of RMK Acquisition Corporation with and into ARAMARK Corporation with ARAMARK Corporation being the surviving company (the “Transaction”).

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction.

Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying condensed consolidated statements of operations, cash flows and shareholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor periods in the three and six months ended March 30, 2007 to the three and six month periods ended March 31, 2006. Although this presentation does not comply with U.S. generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.

Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in the Predecessor’s fiscal 2006 Annual Report on Form 10-K filed with the SEC. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

Asset Impairment Determinations

As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. Under this accounting standard, goodwill is subject to an impairment test that we conduct at least annually, using a discounted cash flow technique.

With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

In making future cash flow analyses of various assets, the Company makes assumptions relating to the following:

•	The intended use of assets and the expected future cash flows resulting directly from such use.

•	Comparable market valuations of businesses similar to ARAMARK’s business segments.

•	Industry specific economic conditions.

•	Competitor activities and regulatory initiatives.

•	Client and customer preferences and behavior patterns.

We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our income statement.

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. We are involved in legal proceedings under state, federal and local environmental laws in connection with operations of our uniform rental segment or businesses conducted by our predecessors or companies that we have acquired. The calculation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and credit worthiness of other responsible parties and insurers.

Litigation and Claims

The Company is a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, including import and export controls and customs laws, federal and state employment laws, including wage and hour laws, dram shop laws, environmental laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers, employees and third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

•	Interpretation of contractual rights and obligations.

•	The status of government regulatory initiatives, interpretations and investigations.

•	The status of settlement negotiations.

•	Prior experience with similar types of claims.

•	Whether there is available insurance.

•	Advice of counsel.

Allowance for Doubtful Accounts

We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that we consider to be uncollectible. In order to calculate the appropriate provision, management analyzes the creditworthiness of specific customers and the aging of customer balances. Management also considers general and specific industry economic conditions, industry concentrations, such as exposure to the non-profit healthcare sector and the airline industry, and contractual rights and obligations.

Management believes that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and uncollectible accounts could potentially have a material impact on our results of operations.

Inventory Obsolescence

We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory, principally in the uniform and career apparel segments. In calculating our inventory obsolescence reserve, management analyzes historical data regarding customer demand within specific product categories and makes assumptions regarding economic conditions within customer specific industries, as well as style and product changes. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand in certain of our businesses can be variable and changes in our reserve for inventory obsolescence could materially affect our financial results.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income, and actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

Share-Based Compensation

As discussed in our financial statements, we value our employee stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of the expected volatility of our stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term was calculated using the simplified method permitted under SEC Staff Accounting Bulletin No. 107. We used a combination of actual historical experience of the predecessor Company’s stock and the expected future performance of the Parent Company’s stock in deriving the expected volatility assumption. The selection of the historical, rather than the implied, volatility approach was based upon the paucity of relevant information relating to traded options on our stock. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date. The dividend yield assumption is based on our history and expected future of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

Management believes that the accounting estimate related to the expense of stock options is a critical accounting estimate because the underlying assumptions can change from time to time and, as a result, the compensation expense that we record in future periods under SFAS No. 123R may differ significantly from what we have recorded in the current period with respect to similar instruments.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

These tables present our sales and operating income (loss), and related percentages, attributable to each operating segment, for the three and six months ended March 30, 2007 and March 31, 2006.

	Successor	Predecessor	Combined(1)		Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 30, 2007		Three Months Ended March 31, 2006
Sales by Segment	$	$	$	%	$	%
		(dollars in millions)
Food and Support Services - United States	$1,372.5	$504.8	$1,877.3	63%	$1,785.6	63%
Food and Support Services - International	490.2	205.0	695.2	23%	642.0	23%
Uniform and Career Apparel - Rental	220.7	97.7	318.4	11%	299.3	10%
Uniform and Career Apparel - Direct Marketing	62.2	27.8	90.0	3%	102.6	4%

	$2,145.6	$835.3	$2,980.9	100%	$2,829.5	100%

	Successor	Predecessor	Combined(1)		Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 30, 2007		Six Months Ended March 31, 2006
Sales by Segment	$	$	$	%	$	%
		(dollars in millions)
Food and Support Services - United States	$1,372.5	$2,477.6	$3,850.1	63%	$3,668.1	64%
Food and Support Services - International	490.2	911.4	1,401.6	23%	1,265.1	22%
Uniform and Career Apparel - Rental	220.7	416.6	637.3	11%	595.0	10%
Uniform and Career Apparel - Direct Marketing	62.2	140.3	202.5	3%	227.2	4%

	$2,145.6	$3,945.9	$6,091.5	100%	$5,755.4	100%

	Successor	Predecessor	Combined(1)			Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 30, 2007			Three Months Ended March 31, 2006
Operating Income (Loss) by Segment	$	$	$	%		$	%
		(dollars in millions)
Food and Support Services - United States	$66.5	$2.3	$68.8	n/m	(2)	$73.9	60%
Food and Support Services - International	28.7	4.7	33.4	n/m	(2)	33.6	27%
Uniform and Career Apparel - Rental	19.2	8.4	27.6	n/m	(2)	31.4	25%
Uniform and Career Apparel - Direct Marketing	(0.5)	(0.5)	(1.0)	n/m	(2)	(0.3)	0%

	113.9	14.9	128.8	n/m	(2)	138.6	112%
Corporate	(5.1)	(118.7)	(123.8)	n/m	(2)	(15.0)	-12%

	$108.8	$(103.8)	$5.0	n/m	(2)	$123.6	100%

	Successor	Predecessor	Combined(1)			Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 30, 2007			Six Months Ended March 31, 2006
Operating Income (Loss) by Segment	$	$	$	%		$	%
		(dollars in millions)
Food and Support Services - United States	$66.5	$115.9	$182.4	103%		$184.1	65%
Food and Support Services - International	28.7	37.5	66.2	37%		58.2	21%
Uniform and Career Apparel - Rental	19.2	45.9	65.1	37%		64.5	23%
Uniform and Career Apparel - Direct Marketing	(0.5)	5.2	4.7	3%		6.7	2%

	113.9	204.5	318.4	180%		313.5	111%
Corporate	(5.1)	(136.0)	(141.1)	-80%		(31.3)	-11%

	$108.8	$68.5	$177.3	100%		$282.2	100%

(1)

Our combined results for the three months ended March 30, 2007 represent the mathematical sum of the Predecessor period from December 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through March 30, 2007. Our combined results for the six months ended March 30, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through March 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	Not meaningful

Consolidated Overview

Sales of $3.0 billion for the fiscal 2007 second quarter and $6.1 billion for the six-month period represented an increase of 5% and 6%, respectively, over the prior year periods. Excluding the impact of acquisitions, divestitures and foreign currency translation, the consolidated sales increase was 4% for both the three and six-month periods. Operating income was $5.0 million for the fiscal 2007 second quarter and $177.3 million for the six-month period. The three and six-month periods of fiscal 2007 include

Transaction-related charges of $109.5 million and $112.1 million, respectively. Excluding the impact of acquisitions, divestitures, currency translation, Transaction-related charges and the incremental amortization of acquisition-related customer relationship intangible assets resulting from the Transaction, operating income increased 6% and 7% for the three and six-month periods, respectively, which was driven principally by growth in the Food and Support Services—United States segment and a currency transaction gain. Consolidated operating margin increased slightly in the current year six-month period.

Interest and other financing costs, net, for the three and six-month periods of fiscal 2007 increased approximately $81.7 million and $83.5 million, respectively, from the prior year periods due to the significant increase in debt levels and interest rates resulting from the Transaction and the charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction. The effective income tax rate for the fiscal 2007 six-month period was 21.5% compared to 28.8% in fiscal 2006. The rate for the 2007 period reflects the significant Transaction-related costs, which reduced taxable income, while the tax credits remained approximately the same. The favorable adjustment of $14.9 million in the 2006 first quarter, related to the settlement of certain open tax years, reduced the 2006 effective rate.

Net income (loss) for the three and six-month periods of fiscal 2007 was $(68.4) million and $19.3 million, compared to $58.6 million and $151.8 million in the prior year periods, respectively, also reflecting the significant Transaction-related costs.

Segment Results

The following tables present a fiscal 2007/2006 comparison of segment sales and operating income (loss) together with the amount of and percentage change between periods.

	Successor	Predecessor	Combined(1)	Predecessor	Change
	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Sales by Segment	$	$	$	$	$	%
		(dollars in millions)
Food and Support Services - United States	$1,372.5	$504.8	$1,877.3	$1,785.6	$91.7	5%
Food and Support Services - International	490.2	205.0	695.2	642.0	53.2	8%
Uniform and Career Apparel - Rental	220.7	97.7	318.4	299.3	19.1	6%
Uniform and Career Apparel - Direct Marketing	62.2	27.8	90.0	102.6	(12.6)	-12%

	$2,145.6	$835.3	$2,980.9	$2,829.5	$151.4	5%

	Successor	Predecessor	Combined(1)	Predecessor	Change
	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 30, 2007	Six Months Ended March 31, 2006
Sales by Segment	$	$	$	$	$	%
		(dollars in millions)
Food and Support Services - United States	$1,372.5	$2,477.6	$3,850.1	$3,668.1	$182.0	5%
Food and Support Services - International	490.2	911.4	1,401.6	1,265.1	136.5	11%
Uniform and Career Apparel - Rental	220.7	416.6	637.3	595.0	42.3	7%
Uniform and Career Apparel - Direct Marketing	62.2	140.3	202.5	227.2	(24.7)	-11%

	$2,145.6	$3,945.9	$6,091.5	$5,755.4	$336.1	6%

	Successor	Predecessor	Combined(1)	Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006	Change
Operating Income (Loss) by Segment	$	$	$	$	$	%
		(dollars in millions)
Food and Support Services - United States	$66.5	$2.3	$68.8	$73.9	$(5.1)	-7%
Food and Support Services - International	28.7	4.7	33.4	33.6	(0.2)	-1%
Uniform and Career Apparel - Rental	19.2	8.4	27.6	31.4	(3.8)	-12%
Uniform and Career Apparel - Direct Marketing	(0.5)	(0.5)	(1.0)	(0.3)	(0.7)	n/m (2)
Corporate	(5.1)	(118.7)	(123.8)	(15.0)	(108.8)	n/m (2)

	$108.8	$(103.8)	$5.0	$123.6	$(118.6)	n/m (2)

	Successor	Predecessor	Combined(1)	Predecessor
	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 30, 2007	Six Months Ended March 31, 2006	Change
Operating Income (Loss) by Segment	$	$	$	$	$	%
		(dollars in millions)
Food and Support Services - United States	$66.5	$115.9	$182.4	$184.1	$(1.7)	-1%
Food and Support Services - International	28.7	37.5	66.2	58.2	8.0	14%
Uniform and Career Apparel - Rental	19.2	45.9	65.1	64.5	0.6	1%
Uniform and Career Apparel - Direct Marketing	(0.5)	5.2	4.7	6.7	(2.0)	-30%
Corporate	(5.1)	(136.0)	(141.1)	(31.3)	(109.8)	n/m (2)

	$108.8	$68.5	$177.3	$282.2	$(104.9)	-37%

(1)

Our combined results for the three months ended March 30, 2007 represent the mathematical sum of the Predecessor period from December 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through March 30, 2007. Our combined results for the six months ended March 30, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through March 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	Not meaningful

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the three and six-month periods of fiscal 2007 increased 5% over the prior year periods primarily due to growth in the Sports & Entertainment, Education, Corrections and Healthcare businesses. Excluding the impact of acquisitions and divestitures, sales also increased 5% for both the three and six-month periods. For the second quarter, sales growth in the Business Services sector was in the low single digits, resulting from growth in the Corrections and Refreshment Services businesses. Business Dining Services sales increased slightly compared to the prior year period. The Education sector experienced mid single digit sales growth, principally as a result of base business growth. The Healthcare sector reported high single digit sales growth from both new business and base business growth. The Sports & Entertainment sector experienced mid single digit sales growth driven principally by the improvement in our Convention Center business.

Segment operating income was $68.8 million compared to $73.9 million in the 2006 second quarter. The 2007 period includes a charge of approximately $11.7 million representing the incremental amortization of acquisition-related customer relationship intangible assets resulting from the Transaction. In addition, improved performance in the Business, Education and Healthcare businesses was partially offset by weaker results in the Sports & Entertainment business.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the three and six-month periods increased 8% and 11%, respectively, compared to the prior year periods due principally to foreign currency translation (approximately 6% in each period) and increased volume (approximately 2% and 4%, respectively). The increases were driven by strong growth in Ireland, Chile and Korea.

Second quarter 2007 operating income was about even with the prior year period at $33.4 million, as incremental amortization of acquisition-related customer relationship intangible assets resulting from the Transaction of approximately $2.8 million substantially offset the positive effect of currency translation and a modest improvement in operations.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales increased 6% and 7% for the three and six-month periods, respectively, compared to the prior year periods. Sales growth, excluding the effects of acquisitions, was 3% for the second quarter and 4% for the six-month period due principally to net new business sold and price increases.

Segment operating income decreased approximately 12% in the second quarter of fiscal 2007 due to incremental amortization of acquisition-related customer relationship intangible assets resulting from the Transaction of approximately $4.9 million. Operating income margin declined slightly. For the six-month period of fiscal 2007, segment operating income was about equal to the prior year period as higher sales and lower fuel costs offset the effect of increased intangible asset amortization.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales for 2007 decreased 12% from the prior year quarter to $90.0 million, reflecting the exit from the healthcare uniform line in fiscal 2006 and continued soft demand at both WearGuard-Crest and Galls. The segment reported a small loss in both the current and prior year second quarters reflecting continued lower sales volumes.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $123.8 million and $141.1 million for the three and six-month periods of fiscal 2007, compared to $15.0 million and $31.3 million for the prior year periods, respectively. The increase was due principally to $109.5 million and $112.1 million of costs incurred during the three and six-month periods, respectively, related to the Transaction. These costs included $8.6 million and $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, respectively, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units for both periods, and a charge of approximately $23.8 million related to change in control payments to certain executives for both periods. The Company also recorded a currency transaction gain of approximately $3.8 million in the second quarter of fiscal 2007.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities was $136.3 million in fiscal 2007 six-month period compared to $183.7 million in the comparable six-month period of fiscal 2006, a decrease of $47.4 million. The principal components (in millions) of the net change were:

• Decrease in the total of net income and noncash charges	$(15.6)
• Increase in accounts receivable sale proceeds	13.7
• Increased working capital requirements	(45.5)

$(47.4)

The decrease in the total of net income and noncash charges results from Transaction-related expenses incurred during the period. The accounts receivable sale proceeds increased as a result of increasing the size of the Receivables Facility in connection with the

Transaction. Approximately 40% of the increased working capital requirements relates to current assets reflecting growth in the business with approximately 60% related to the timing of vendor disbursements and tax payments.

At April 27, 2007, there was approximately $513.5 million of unused committed credit availability under our new senior secured revolving credit facility. As of March 30, 2007, there was approximately $481.7 million outstanding in foreign currency borrowings.

The Transaction

In connection with the completion of the Transaction on January 26, 2007, the Company (i) entered into a new $4.15 billion senior secured term loan facility, (ii) issued $1.28 billion of 8.50% senior notes due 2015 and $500 million of senior floating rate notes due 2015, (iii) entered into a new $600 million senior secured revolving credit facility with a six-year maturity, and (iv) entered into a new synthetic letter of credit facility for up to $250 million.

Senior Secured Credit Facilities

The senior secured revolving credit facility consists of the following subfacilities:

•	A revolving credit facility available for loans in U.S. dollars to the Company with aggregate commitments of $435 million;

•	A revolving credit facility available for loans in sterling or U.S. dollars to the Company or a U.K. subsidiary with aggregate commitments of $40 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or an Irish subsidiary with aggregate commitments of $20 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or German subsidiaries with aggregate commitments of $30 million; and

•	A revolving credit facility available for loans in Canadian dollars or U.S. dollars to the Company or a Canadian subsidiary with aggregate commitments of $75 million.

The senior secured term loan facility consists of the following subfacilities:

•	A U.S. dollar denominated term loan to the Company in the amount of $3,547 million;

•	A yen denominated term loan to the Company in the amount of JPY 5,422 million;

•	A U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $170 million;

•	A Euro denominated term loan to an Irish subsidiary in an amount of EUR 44 million;

•	A sterling denominated term loan to a U.K. subsidiary in an amount of GBP 122 million; and

•	A Euro denominated term loan to German subsidiaries in the amount of EUR 70 million.

The senior secured credit facilities provide that the Company has the right at any time to request up to $750 million of incremental commitments in the aggregate under one or more incremental term loan facilities and/or synthetic letter of credit facilities and/or revolving credit facilities and/or by increasing commitments under the revolving credit facility. The lenders under these facilities will not be under any obligation to provide any such incremental facilities or commitments, and any such addition of or increase in facilities or commitments will be subject to pro forma compliance with an incurrence-based financial covenant and customary conditions precedent. The Company’s ability to obtain extensions of credit under these incremental facilities or commitments will be subject to the same conditions as extensions of credit under the existing credit facilities.

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs, (b) with respect to borrowings denominated in U.S. Dollars, a base rate determined by reference to the higher of (1) the prime rate of the administrative agent, and (2) the federal funds rate plus 0.50% or (c) with respect to borrowings denominated in Canadian dollars, (1) a base rate determined by reference to the prime rate of Canadian banks or (2) a BA (bankers’ acceptance) rate determined by reference to the rate offered for bankers’ acceptances in Canadian dollars for the interest period relevant to such borrowing. The applicable margin spread for borrowings are (a) under the revolving credit facility, 1.25% to 2.00% (as of March 30, 2007 – 2.00%) with respect to LIBOR borrowings and 0.25% to 1.00% (as of March 30, 2007 – 1.00%) with respect to base-rate borrowings, and (b) prior to the amendment referred to below, under the term loan facilities, 2.00% to 2.125% (as of March 30, 2007 – 2.125%) with respect to LIBOR borrowings and 1.00% to 1.125% (as of March 30, 2007 – 1.125%) with respect to base-rate borrowings.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of March 30, 2007 – 0.50%).

Prior to the amendment referred to below, fees on the $250 million synthetic letter of credit facility range from 2.00% to 2.125% (as of March 30, 2007 – 2.125%).

The actual spreads within all ranges referred to above are based on a ratio of Consolidated Secured Debt to EBITDA, each as defined in the senior secured credit agreement.

On March 28, 2007, the Company amended the senior secured credit agreement (i) to lower the interest rate spread on the U.S. dollar and Euro term loans, (ii) to reduce the fees that it pays on the synthetic letter of credit facility, (iii) to add a provision requiring payment of a prepayment fee upon certain repayments for the purpose of reducing the interest rate spread effected within one year of the date of the amendment and (iv) to make certain other modifications set forth in the amendment. Effective on April 16, 2007, the applicable margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (currently 2.00%) with respect to LIBOR borrowings.

All obligations under the senior secured credit facilities are secured by a security interest in substantially all assets of the Company and its U.S. subsidiaries.

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of the Company’s Excess Cash Flow (as defined) commencing with fiscal year 2008, (ii) 100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights, and (iii) 100% of the net cash proceeds of any incurrence of debt, including debt incurred by any business securitization subsidiary in respect of any business securitization facility, but excluding proceeds from the Company’s receivables facilities and other debt permitted under the senior secured credit agreement. Any mandatory prepayments would be applied to the term loan facilities as directed by the Company. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

The Company is required to repay the senior secured term loan facilities in quarterly principal amounts of 0.25% of the funded total principal amount for the first six years and nine months, with the remaining amount payable on January 26, 2014. On March 30, 2007, the Company voluntarily prepaid an additional $40.0 million, representing required installments through June 2008 of the U.S. term loan.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, January 26, 2013, on which day the commitments thereunder will terminate.

Principal amounts outstanding under the synthetic letter of credit facility are due and payable in full at maturity, January 26, 2014, on which day the commitments thereunder will terminate.

8.50% Senior Notes due 2015 and Senior Floating Rate Notes due 2015

The senior floating rate notes due 2015 bear interest equal to three-month LIBOR (as defined) plus a spread of 3.50%. Additional interest on the 8.50% senior notes due 2015 and senior floating rate notes due 2015 may accrue at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.00% per annum) if the Company does not complete an offer to exchange the initial unregistered notes for notes that are substantially identical but are registered under the Securities Act of 1933 within 240 days after the original issue date of the notes. In certain circumstances, the Company is required to maintain a shelf registration statement covering resales of the notes. If the Company does not maintain the effectiveness of such registration statement as required, additional interest would accrue. If any existing registration default is corrected, the additional interest will cease to accrue. Since management does not expect any payments will be required pursuant to this arrangement, no amount has been accrued at March 30, 2007.

The 8.50% senior notes due 2015 and senior floating rate notes due 2015 are senior unsecured obligations of the Company.

The Company may redeem some or all of the 8.50% senior notes due 2015 at any time on or after February 1, 2011 and some or all of the senior floating rate notes due 2015 at any time on or after February 1, 2009, in each case at varying redemption prices that generally include premiums, which are defined in the indenture. The Company may redeem some or all of the 8.50% senior notes due 2015 prior to February 1, 2011 and some or all of the senior floating rate notes due 2015 prior to February 1, 2009, in each case at a price equal to 100% of the principal amount of the notes redeemed plus the applicable “make-whole” premium as defined in the indenture. The Company may also redeem up to 35% of the 8.50% senior notes due February 2015 at any time before February 1, 2010 at a redemption price equal to 108.5% of the principal amount and up to 35% of the senior floating rate notes due 2015 at any time before February 1, 2009 at a redemption price equal to 100% of the principal amount, plus a premium equal to the rate per annum on the senior floating rate notes due 2015 applicable on the date on which notice of redemption is given, using the proceeds of certain equity offerings.

If the Company experiences specific kinds of changes of control, it will be required to make an offer to purchase the 8.50% senior notes due 2015 and senior floating rate notes due 2015 at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest to the purchase date. If the Company sells assets under certain circumstances, it will be required to make an offer to purchase the 8.50% senior notes due 2015 and senior floating rate notes due 2015 at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.

5.00% Senior Notes due 2012

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% senior unsecured notes due 2012. The notes are recorded at $224.5 million as of March 30, 2007 as a result of fair value adjustments related to purchase accounting. The discount of $25.5 million will be accreted as interest expense over the remaining period to maturity.

Repayment of Indebtedness

With a portion of the proceeds of the new borrowings and the equity contributions, the Company repaid the outstanding balances of its senior unsecured revolving credit facility, senior European unsecured revolving credit facility, bank term loan due March 2007, Japanese borrowings due March 2007, 6.375% senior notes due 2008, 7.00% senior notes due 2007, 7.25% senior notes and debentures due 2007 and certain other obligations. In connection with the repayment of the 6.375% senior notes due 2008 and 7.00% senior notes due 2007, the Company incurred prepayment penalties of approximately $2.4 million and $0.8 million, respectively, which were included in the purchase price of the Transaction.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of March 30, 2007, we are in compliance with these covenants.

Under the senior secured credit agreement and the indenture, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.

EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our senior secured credit agreement and the indenture. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

Our presentation of EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information about the calculation of certain financial covenants in the senior secured credit agreement and the indenture. Adjusted EBITDA is a material component of these covenants. For instance, our senior secured credit agreement and the indenture contain financial ratios that are calculated by reference to Adjusted EBITDA. Non-compliance with the maximum Consolidated Secured Debt Ratio contained in our senior secured credit agreement could result in the requirement to immediately repay all amounts outstanding under such agreement, while non-compliance with the Interest Coverage Ratio contained in our senior secured credit agreement and the Fixed Charge Coverage Ratio contained in the indenture could prohibit us from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments.

The following is a reconciliation of income (loss) from continuing operations before cumulative effect of change in accounting principle, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the senior secured credit agreement and indenture.

	Successor	Predecessor
(in millions)	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended December 29, 2006	Three Months Ended September 29, 2006	Three Months Ended June 30, 2006	Twelve Months Ended March 30, 2007
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$4.5	$(72.9)	$87.7	$74.6	$35.0	$128.9
Interest and other financing costs, net	104.0	12.8	35.9	34.4	36.4	223.5
Provision (benefit) for income taxes	0.2	(43.6)	48.7	47.2	20.7	73.2
Depreciation and amortization	79.2	28.8	87.6	88.3	85.5	369.4

EBITDA	187.9	(74.9)	259.9	244.5	177.6	795.0
Stock-based compensation expense (1)	7.2	78.9	5.2	5.4	5.3	102.0
Unusual or non-recurring gains and losses (2)	(3.8)	—	—	2.8	45.2	44.2
Pro forma EBITDA for equity method investees (3)	3.6	2.4	5.0	5.0	5.0	21.0
Pro forma EBITDA for certain transactions (4)	—	—	0.5	0.8	0.8	2.1
Cost related to the merger transactions (5)	—	32.4	2.6	5.7	0.8	41.5
Other (6)	3.4	—	1.5	5.9	4.9	15.7

Adjusted EBITDA	$198.3	$38.8	$274.7	$270.1	$239.6	$1,021.5

(1)	Represents stock-based compensation expense resulting from the application of SFAS No. 123R for stock options, restricted stock units, restricted stock and deferred stock unit awards, including the repurchase of stock options and restricted stock units on January 26, 2007 (see Note 10 to the condensed consolidated financial statements).

(2)	Unusual or non-recurring gains and losses include the charges for goodwill impairment ($35.0 million) and for asset/liability adjustments ($11.3 million) related to our decision to exit the healthcare uniform business, the estimated impact of delayed re-start of operations at the New Orleans Convention Center post Hurricane Katrina ($3.1 million) net of related insurance proceeds related to Hurricane Katrina received for the twelve month period ended December 29, 2006 ($1.4 million), and the currency transaction gain ($3.8 million).

(3)	Represents our estimated share of EBITDA from AIM Services Co., Ltd. and SMG equity method investments not already reflected in our EBITDA. EBITDA for these equity method investees is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from these investees.

(4)	Represents the annualizing of EBITDA from acquisitions made during the period.

(5)	Costs related to the merger include $17.7 million of accounting, investment banking, legal and other costs associated with the Transaction and a charge of approximately $23.8 million related to change in control payments to certain executives.

(6)	Other includes certain other miscellaneous items such as contract termination and related costs ($3.1 million), senior management severance and reorganization costs ($4.4 million) and unusual receivables write-offs ($7.6 million).

Beginning with the twelve months ended March 30, 2007, our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness guaranteed by ARAMARK Corporation reduced by the lesser of cash and cash equivalents on our balance sheet that is free and clear of any lien, or $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture. The actual ratio at March 30, 2007 was 4.26x.

Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from two equity method investees. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio. The actual ratio was 1.94x for the twelve months ended March 30, 2007; however, pursuant to the specified exceptions in the senior secured credit agreement and indenture and availability under the senior secured revolving credit facility, as of April 27, 2007, we generally would be permitted to incur approximately $1.3 billion of additional indebtedness before becoming subject to this ratio limitation.

The following table summarizes the Company’s future obligations for debt repayments, estimated interest payments, and other long-term liabilities reflected on the balance sheet, as well as contingent obligations related to outstanding letters of credit as of March 30, 2007 (in thousands). The Company’s other contractual obligations and other commercial commitments have not changed significantly from those disclosed in the Predecessor’s Annual Report on Form 10-K for the year ended September 29, 2006:

	Payments Due by Period
Contractual Obligations as of March 30, 2007	Total	Fiscal 2007	Fiscal 2008 – Fiscal 2009	Fiscal 2010 – Fiscal 2011	Fiscal 2012 and Thereafter
Long-term borrowings	$6,196,838	$63,538	$94,719	$90,851	$5,947,730
Estimated interest payments (1)	3,255,000	230,200	912,400	900,700	1,211,700
Other long-term liabilities reflected on the balance sheet (2)	189,649	—	—	—	189,649

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of March 30, 2007		Fiscal 2007	Fiscal 2008 – Fiscal 2009	Fiscal 2010 – Fiscal 2011	Fiscal 2012 and Thereafter
Letters of credit	$169,835	$169,835	$—	$—	$—

(1)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at March 30, 2007 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2007 through 2015 is $6,147,800, $6,112,600, $6,056,600, $6,018,600, $5,971,600, $5,719,000, $5,635,800, $3,697,600 and $890,000, respectively. The average interest rate (including interest rate swaps) for each fiscal year from 2007 through 2015 is 7.49%, 7.49%, 7.49%, 7.50%, 7.51%, 7.63%, 7.67%, 7.90%, and 8.60%, respectively. Refer to Note 6 of the condensed consolidated financial statements for the terms and maturities of existing debt obligations.

(2)	Includes certain unfunded employee retirement obligations.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $243_2million and $306.1 million at March 30, 2007 and September 29, 2006, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At March 30, 2007 and September 29, 2006, $240.0 million and $187.8 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively.

The Company’s business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements. The Company is self-insured for a limited portion of the risk retained under its general liability and workers’ compensation arrangements. When required, self-insurance reserves are recorded based on actuarial analyses.

In July 2004, the Company learned that it was under investigation by the United States Department of Commerce, among others, relating to Galls, a division of the Company, in connection with record keeping and documentation of certain export sales. The Government obtained and received numerous records from the Company, which is cooperating in the investigation. The Company can give no assurance as to the outcome of this investigation.

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court, and remanded the matter back to the trial court for a new trial. On September 6, 2006, the plaintiffs filed a petition for certification concerning the Appellate Division decision with the New Jersey Supreme Court. On January 31, 2007, the New Jersey Supreme Court denied plaintiffs’ petition for certification and the matter was remanded back to the Supreme Court of New Jersey in Bergen County for a new trial pursuant to the decision of the Appellate Division. The Company and its affiliates intend to defend themselves vigorously in this matter.

In June 2006, the Bermuda Monetary Authority presented a winding-up petition to the Supreme Court of Bermuda as to Hatteras Reinsurance Ltd (Hatteras), a Bermuda reinsurance company which participated in a portion of the Company’s casualty insurance program. Hatteras was thereupon placed into provisional liquidation and Joint Provisional Liquidators (JPLs) were appointed to assume control of Hatteras’ business. At a November 9, 2006 official meeting of creditors of Hatteras, the JPLs were elected the permanent Joint Liquidators (JLs) and the Company was elected a member of Hatteras’ Committee of Inspection. During the provisional and a portion of the permanent liquidation proceedings, the Company’s insurance claims were paid by Hatteras under the direction of the JLs through the use of various trusts established under the Hatteras program. On March 12, 2007, the Company and the JLs consummated a settlement whereby the JLs released all funds in the trusts to the Company in consideration for a payment of $1.5 million to the JLs and the Company then novated the Hatteras insurance policies to another insurer. The settlement with the JLs also included an allowed unsecured claim against the Hatteras estate for $10.225 million (the Claim), with $5 million of the Claim subordinated to the claims of other Hatteras unsecured creditors. The JLs are in settlement negotiations with the principals of Hatteras and other potentially responsible third parties that may produce funds available for payment of all or a portion of the Claim; however, since recovery of any portion of the Claim is uncertain, no amount has been recorded.

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against the Company and each of the Company’s directors. The two cases were putative class actions brought by stockholders alleging that the Company’s directors breached their fiduciary duties to the Company in connection with the proposal from a group of investors led by Mr. Neubauer to acquire all of the outstanding shares of the Company. On May 22, 2006, two additional cases making substantially identical allegations were brought against the Company and certain of its directors, one in the Court of Common Pleas in Philadelphia, Pennsylvania (in which only the Company and Mr. Neubauer were named as defendants) and another in the Court of Chancery of the State of Delaware in New Castle County (in which the Company and all directors were named as defendants). All of the cases made claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On June 7, 2006, the Court of Chancery of the State of Delaware consolidated the three pending Delaware actions as In re: ARAMARK Corporation Shareholders Litigation.

On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint names the Company and each of the Company’s directors as defendants and alleges that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and making claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties subsequently entered into agreements to settle the Delaware consolidated actions and the action pending in the Pennsylvania Court of Common Pleas. As part of the agreements, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) were to be counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling the Delaware action, counsel for the plaintiffs agreed to seek court approval of no more than $2.1 million in attorneys’ fees and expenses, which amount the Company agreed not to oppose. On April 12, 2007, the Delaware Chancery Court approved the settlement between the parties in the consolidated action, and awarded plaintiffs’ counsel $2.1 million in attorneys’ fees and expenses. In connection with settling the Pennsylvania action in principle, counsel for the plaintiffs has agreed to seek court approval of no more than $1.55 million in attorneys’ fees and expenses, which amount the Company has agreed not to oppose. The settlement terms in the Pennsylvania action were submitted to the court for approval on April 26, 2007 by way of a stipulation and proposed order of dismissal, and the court has not yet approved the stipulation.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected to be measured at fair value are recognized in earnings each reporting period. SFAS No. 159 is effective for ARAMARK beginning in fiscal 2009. The Company is currently evaluating the Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status for defined-benefit pension plans is measured as the difference between the fair value of plan assets and the projected benefit obligation on a plan-by-plan basis. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company early adopted SFAS No. 158 as of January 26, 2007. Upon adoption, the Company recorded a reduction in “Other Assets” of $17.5 million, an increase in “Other Noncurrent Liabilities” of $9.8 million, and a charge to “Accumulated other comprehensive income (loss)” of $27.3 million (before taxes).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for ARAMARK beginning in fiscal 2009. The Company is currently evaluating the Statement.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Company adopted the Interpretation on January 27, 2007 (see Note 8 of the condensed consolidated financial statements).

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including labor-related and energy costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of further unionization of our workforce; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; merger related risks; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if were are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Results of Operations and Financial Condition” sections and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they are made. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made in other filings with the Securities and Exchange Commission or elsewhere from time to time by, or on behalf of, us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of March 30, 2007 (see Note 6 to the condensed consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at March 30, 2007. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
As of March 30, 2007	2007	2008	2009	2010	2011	2012	Thereafter		Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$13	$11	$10	$8	$10	$253 (a)	$1,281	(b)	$1,586	$1,606
Average interest rate	6.0%	6.0%	5.9%	6.0%	6.0%	5.0%	8.5%		7.9%
Variable rate	$63 (d)	$47 (d)	$47 (d)	$47 (d)	$44 (d)	$42 (d)	$4,376	(c)(d)	$4,666	$4,690
Average interest rate	6.7%	7.0%	7.0%	7.0%	7.1%	7.2%	7.2%		7.2%
Interest Rate Swaps:
Receive variable/pay fixed				$778		$2,000	$170			$(44.2)
Average pay rate				5.2%		5.2%	6.6%
Average receive rate				5.4%		5.4%	7.5%

(a)	Balance consists of $250 million of senior notes callable by us at any time.

(b)	Balance consists of $1,280 million of senior notes callable by us at any time with any applicable prepayment penalty.

(c)	Balance includes $500 million of senior notes callable by us at any time with any applicable prepayment penalty.

(d)	Balance includes $42 million each for fiscal 2007 through 2012 and $3,866 million for Thereafter of senior secured term loan facilities callable by us any time.

As of March 30, 2007, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 9.6 million Euros to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of March 30, 2007, the fair value of these foreign exchange contracts was immaterial.

Beginning in November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of March 30, 2007, the Company has contracts for approximately 398,000 MMBtu’s outstanding for the remainder of fiscal 2007 and fiscal 2008. As of March 30, 2007, the fair value of these natural gas swap agreements was immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(c)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to various legal actions, proceedings or investigations involving claims incidental to the conduct of our business, including actions by clients, customers, employees and third parties, including under federal and state employment laws, wage and hour laws, customs, import and export control laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such current actions, proceedings or investigations are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

In July 2004, the Company learned that it was under investigation by the United States Department of Commerce, among others, relating to Galls, a division of the Company, in connection with record keeping and documentation of certain export sales. The Government obtained and received numerous records from the Company, which is cooperating in the investigation.

In March 2000, Antonia Verni, by guardian ad litem, and Fazila Verni sued the Company and certain affiliates, along with Ronald Verni, David Lanzaro, the New Jersey Sports & Exposition Authority, the N.Y. Giants, Harry M. Stevens, Inc. of New Jersey, Shakers, The Gallery, Toyota Motors of North America, Inc. and the National Football League, for monetary damages for injuries they suffered. On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court. The Appellate Division cited multiple errors by the trial court and reversed the finding of liability against the Company and its affiliates. The Appellate Division reversed both the compensatory and punitive damage awards and remanded the matter back to the trial court for a new trial. On September 6, 2006, the plaintiffs filed a petition for certification concerning the Appellate Division decision with the New Jersey Supreme Court. On January 31, 2007, the New Jersey Supreme Court denied plaintiffs’ petition for certification and the matter was remanded back to the Supreme Court of New Jersey in Bergen County for a new trial pursuant to the decision of the Appellate Division. The Company and its affiliates intend to defend themselves vigorously in this matter.

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against the Company and each of the Company’s directors. The two cases are putative class actions brought by stockholders alleging that the Company’s directors breached their fiduciary duties to the Company in connection with the proposal from a group of investors led by Mr. Neubauer to acquire all of the outstanding shares of the Company. On May 22, 2006, two additional cases making substantially identical allegations were brought against the Company and certain of its directors, one in the Court of Common Pleas in Philadelphia, Pennsylvania (in which only the Company and Mr. Neubauer were named as defendants) and another in the Court of Chancery of the State of Delaware in New Castle County (in which the Company and all directors were named as defendants). All of the cases made claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On June 7, 2006, the Court of Chancery of the State of Delaware consolidated the three pending Delaware actions as In re: ARAMARK Corporation Shareholders Litigation.

On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint names the Company and each of the Company’s directors as defendants and alleges that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and making claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties subsequently entered into agreements to settle the Delaware consolidated actions and the action pending in the Pennsylvania Court of Common Pleas. As part of the agreements, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) were to be counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling the Delaware action, counsel for the plaintiffs agreed to seek court approval of no more than $2.1 million in attorneys’ fees and expenses, which amount the Company agreed not to oppose. On April 12, 2007, the Delaware Chancery Court approved the settlement between the parties in the consolidated action, and awarded plaintiffs’ counsel $2.1 million in attorneys’ fees and expenses. In connection with settling the

Pennsylvania action in principle, counsel for the plaintiffs has agreed to seek court approval of no more than $1.55 million in attorneys’ fees and expenses, which amount the Company has agreed not to oppose. The settlement terms in the Pennsylvania action were submitted to the court for approval on April 26, 2007 by way of a stipulation and proposed order of dismissal, and the court has not yet approved the stipulation.

ITEM 1A.	RISK FACTORS

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

On January 26, 2007, ARAMARK Corporation completed its merger (the “Merger”) with RMK Acquisition Corporation pursuant to which the Company was acquired by a private investor group including GS Capital Partners V Fund, L.P., J.P. Morgan Partners (BHCA), L.P., CCMP Capital Investors II, L.P., Thomas H. Lee Equity Fund VI, L.P. and Warburg Pincus Private Equity IX, L.P. (collectively, the “Sponsor Funds”) and Joseph Neubauer, our Chairman of the Board of Directors and Chief Executive Officer. As a result of the Merger and the other transactions contemplated thereby (including the sale of our senior notes due 2015 and our entry into certain credit facilities and a term loan agreement (the “Transactions”)), we are highly leveraged. As of March 30, 2007, our total indebtedness was $6,226.1 million. We had an additional $513.5 million available for borrowing under our revolving credit facility at April 27, 2007.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our debt;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•

exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, our senior floating rate notes and our receivables facility will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries are able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our major investors may have conflicts of interest with our other Stockholders or the holders of our indebtedness in the future.

The Sponsor Funds and Joseph Neubauer own approximately 93% of the issued and outstanding shares of the common stock of our parent company. Accordingly, except for rights reserved in the Stockholders Agreement they will have the ability to control the Company. There can be no assurance that the interests of the Sponsors and Joseph Neubauer will not conflict with the interests of our other stockholders or the holders of our indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our debt obligations, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our senior notes restrict our ability to dispose of assets, use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our debt, our subsidiaries do not have any obligation to pay amounts due on our debt or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

(Second Quarter 2007)

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (December 30, 2006 – January 26, 2007)	0	$0.00	0	$138,115,177

(1)	The numbers in this column include shares of the Company’s common stock surrendered by stock option holders to pay the exercise price of stock options as follows: 0 for Month 1.

(2)

On May 28, 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. On May 8, 2003, the Company announced the addition of $150 million to the repurchase program and on February 3, 2004, the Company announced the addition of another $150 million to the repurchase program. On November 2, 2004, the Company announced the addition of $200 million to the repurchase program. On November 15, 2005, the Company announced an addition of another $200 million to the repurchase program. On January 26, 2007, as a result of the Transaction in which all of the common stock of the Company was converted into the right to receive $33.80 per share and was subsequently canceled, the Company is now a wholly-owned subsidiary and does not have outstanding common stock, other than that which is owned by its parent. As a result, the Stock Repurchase Program is no longer in effect.

ITEM 6.	EXHIBITS

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

May 9, 2007	/s/ John M. Lafferty
John M. Lafferty
Senior Vice President, Controller and Chief Accounting Officer