Form 10-Q
period 2007-06-29
ARAMARK CORP
filed 2007-08-08
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock outstanding at July 27, 2007: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	Successor	Predecessor
	June 29, 2007	September 29, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$77,830	$47,679
Receivables	859,572	870,909
Inventories, at lower of cost or market	510,198	494,176
Prepayments and other current assets	124,497	114,080

Total current assets	1,572,097	1,526,844

Property and Equipment, net	1,175,200	1,196,830
Goodwill	4,606,982	1,747,094
Other Intangible Assets	2,400,536	297,986
Other Assets	658,573	494,563

	$10,413,388	$5,263,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$41,954	$40,203
Accounts payable	604,794	642,778
Accrued expenses and other current liabilities	926,561	903,715

Total current liabilities	1,573,309	1,586,696

Long-Term Borrowings	5,893,683	1,763,088
Deferred Income Taxes and Other Noncurrent Liabilities	1,333,134	391,941
Common Stock Subject to Repurchase	166,638	—
Shareholders’ Equity:
Successor:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Predecessor:
Class A common stock, par value $.01 (authorized: 600,000,000 shares; issued: 75,129,722 shares; outstanding: 56,245,418 shares)	—	751
Class B common stock, par value $.01 (authorized: 1,000,000,000 shares; issued: 156,170,782 shares; outstanding: 123,882,195 shares)	—	1,562
Capital surplus	1,435,925	1,210,300
Earnings retained for use in the business	3,786	1,538,760
Accumulated other comprehensive income	6,913	12,524
Treasury stock (shares held in treasury: 51,172,891 shares at September 29, 2006)	—	(1,242,305)

Total shareholders’ equity	1,446,624	1,521,592

	$10,413,388	$5,263,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Successor	Predecessor
	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006
Sales	$3,144,104	$2,933,638

Costs and Expenses:
Cost of services provided	2,837,707	2,676,846
Depreciation and amortization	122,232	85,542
Selling and general corporate expenses	53,123	44,152
Goodwill impairment	—	35,000

	3,013,062	2,841,540

Operating income	131,042	92,098
Interest and Other Financing Costs, net	133,608	36,382

Income (Loss) before income taxes	(2,566)	55,716
Provision (Benefit) for Income Taxes	(1,839)	20,733

Net income (loss)	$(727)	$34,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Successor	Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 30, 2006
Sales	$5,289,724	$3,945,868	$8,689,061

Costs and Expenses:
Cost of services provided	4,770,187	3,586,961	7,898,818
Depreciation and amortization	201,452	116,438	251,053
Selling and general corporate expenses	78,289	173,934	129,884
Goodwill impairment	—	—	35,000

	5,049,928	3,877,333	8,314,755

Operating income	239,796	68,535	374,306
Interest and Other Financing Costs, net	237,629	48,672	105,543

Income before income taxes	2,167	19,863	268,763
Provision (Benefit) for Income Taxes	(1,619)	5,063	82,028

Net income	$3,786	$14,800	$186,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Successor	Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 30, 2006
Cash flows from operating activities:
Net income	$3,786	$14,800	$186,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	201,452	116,438	251,053
Income taxes deferred	(105,075)	(11,640)	(38,313)
Goodwill impairment	—	—	35,000
Changes in noncash working capital	201,973	(269,729)	(127,783)
Net proceeds from sale of receivables	29,000	—	—
Other operating activities	(868)	73,980	(9,639)

Net cash provided by (used in) operating activities	330,268	(76,151)	297,053

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(126,111)	(81,534)	(226,085)
Disposals of property and equipment	7,177	20,055	44,572
Proceeds from sale of investment	285,982	—	—
Acquisition of certain businesses, net of cash acquired	(26,111)	(81,718)	(120,597)
Acquisition of ARAMARK Corporation	(6,099,980)	—	—
Other investing activities	5,270	3,245	6,625

Net cash used in investing activities	(5,953,773)	(139,952)	(295,485)

Cash flows from financing activities:
Proceeds from long-term borrowings	5,937,856	416,956	129,307
Payment of long-term borrowings	(2,075,116)	(130,986)	(26,231)
Proceeds from issuance of common stock	—	9,666	41,501
Capital contributions	1,841,069	—	—
Repurchase of stock	(626)	—	(113,460)
Payment of dividends	—	(12,624)	(37,808)
Other financing activities	(138,452)	22,016	2,160

Net cash provided by (used in) financing activities	5,564,731	305,028	(4,531)

Increase (Decrease) in cash and cash equivalents	(58,774)	88,925	(2,963)
Cash and cash equivalents, beginning of period	136,604	47,679	56,066

Cash and cash equivalents, end of period	$77,830	$136,604	$53,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock	Class A Common Stock	Class B Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Income	Treasury Stock	Total
Predecessor
Balance, September 29, 2006	$—	$751	$1,562	$1,210,300	$1,538,760	$12,524	$(1,242,305)	$1,521,592
Comprehensive income:
Net income					14,800			14,800
Foreign currency translation adjustments (net of tax)						525		525
Change in fair value of cash flow hedges (net of tax)						8,926		8,926

Total comprehensive income								24,251

Payment of dividends					(12,624)			(12,624)
Conversion of Class A to Class B		(51)	51					—
Issuance of common stock		7	3	25,006				25,016
Compensation expense related to stock incentive plans				90,580				90,580
Reclassification of share-based awards from equity to liability				(142,567)				(142,567)
Purchases of common stock for the treasury							(3,602)	(3,602)
Adoption of SFAS No. 158						(15,321)		(15,321)

Balance, January 26, 2007	$—	$707	$1,616	$1,183,319	$1,540,936	$6,654	$(1,245,907)	$1,487,325

Successor
Investment by Parent Company	$—	$—	$—	$1,848,527	$—	$—	$—	$1,848,527
Deemed dividend to continuing shareholder				(408,000)				(408,000)
Comprehensive income:
Net income					3,786			3,786
Foreign currency translation adjustments (net of tax)						(2,768)		(2,768)
Change in fair value of cash flow hedges (net of tax)						9,681		9,681

Total comprehensive income								10,699

Compensation expense related to stock incentive plans				17,593				17,593
Increase in Parent Company common stock subject to repurchase obligation, net				(21,569)				(21,569)
Purchases of Parent Company common stock				(626)				(626)

Balance, June 29, 2007	$—	$—	$—	$1,435,925	$3,786	$6,913	$—	$1,446,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements exclude the accounts of ARAMARK Holdings Corporation and ARAMARK Intermediate Holdco Corporation, but do reflect the Sponsors’ investment cost basis allocated to the assets and liabilities acquired on January 26, 2007.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Predecessor’s audited consolidated financial statements, and the notes to those statements, included in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which, other than the effects of the Transaction and the goodwill impairment charge described in Note 5, include only normal recurring adjustments) required for a fair statement of financial position, results of operations, cash flows and shareholder’s equity for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.

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

Preliminary Purchase Price Allocation

Following business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on the estimated fair values as of January 26, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price to property and equipment, intangible assets and deferred income taxes was based upon preliminary valuation data and estimates; estimates or assumptions and allocations to segments are subject to change.

(in millions)
Purchase consideration, including carryover basis of $146 million	$6,168
Direct acquisition costs	71
Deemed dividend adjustment	(408)

$5,831

Net current assets	$297
Property and equipment	1,179
Customer relationship assets	1,705
Tradename	765
Other assets	754
Goodwill	4,576
Debt assumed	(2,036)
Non-current liabilities and deferred taxes	(1,409)

$5,831

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

Pro Forma Financial Information

The following unaudited pro forma results of operations (in thousands) assume that the Transaction occurred at the beginning of the respective fiscal periods, adjusted for the impact of certain acquisition related items, such as: additional amortization of identified intangible assets, increased interest expense on acquisition debt, exclusion of Transaction-related charges (including nonvested share compensation cost in Note 10) and the related income tax effects. This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Transaction had actually occurred on those dates, nor of the results that may be reported in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$3,144,104	$2,933,638	$9,235,592	$8,689,061
Operating income	140,166	61,685	389,755	279,013
Interest and other financing costs, net	133,608	134,808	402,496	402,096
Net income (loss)	4,875	(44,124)	(2,765)	(53,859)

Transaction-Related Costs

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded costs of $112.1 million related to the Transaction. These costs, which are included in “Selling and general corporate expenses,” consist of $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives. During the Successor period from January 27, 2007 through June 29, 2007, the Company recorded costs of approximately $4.6 million related to legal fees associated with the Transaction, which are also included in “Selling and general corporate expenses.”

During the Successor period from January 27, 2007 through June 29, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility, which is included in “Interest and Other Financing Costs, net.”

(3)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of approximately $189.6 million, $52.9 million and $108.3 million during the Successor period from January 27, 2007 through June 29, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor nine months ended June 30, 2006, respectively. The Company made income tax payments of approximately $15.3 million, $50.0 million and $132.7 million during the Successor period from January 27, 2007 through June 29, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor nine months ended June 30, 2006, respectively. Pension expense related to defined benefit plans was not material for the Successor period from January 27, 2007 through June 29, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor nine months ended June 30, 2006, respectively.

(4)	COMPREHENSIVE INCOME:

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), changes in minimum pension liability (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income follows (in thousands):

Successor	Predecessor
Three Months Ended June 29, 2007	Three Months Ended June 30, 2006
$32,414	$42,312

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Successor	Predecessor
Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 30, 2006
$10,699	$24,251	$204,892

As of June 29, 2007 and September 29, 2006, “Accumulated other comprehensive income” consists of minimum pension liability adjustment (net of tax) of $0.0 million and approximately ($17.9) million, respectively, foreign currency translation adjustment (net of tax) of approximately ($2.8) million and $27.5 million, respectively, and fair value of cash flow hedges (net of tax) of approximately $9.7 million and $3.0 million, respectively.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Changes in total goodwill during the nine months ended June 29, 2007 follow (in thousands):

Predecessor
Balance at September 29, 2006	$1,747,094
Acquisitions by the Company from September 30, 2006 through January 26, 2007	36,742
Effect of foreign currency translation	5,239

Balance at January 26, 2007	$1,789,075

Successor
Acquisition of ARAMARK Corporation	$4,576,469
Acquisitions by the Company from January 27, 2007 through June 29, 2007	20,000
Effect of foreign currency translation	10,513

Balance at June 29, 2007	$4,606,982

During the Predecessor period from September 30, 2006 through January 26, 2007, the increase in goodwill resulted principally from the acquisition of Overall Laundry Services, Inc., a regional uniform rental company. During the Successor period from January 27, 2007 through June 29, 2007, the increase in goodwill resulted principally from the acquisition of ARAMARK Corporation by its Parent Company and the Company’s acquisition of the remaining 10% ownership in its Irish food service affiliate. These amounts may be revised upon final determination of the purchase price allocation.

During the third quarter of fiscal 2006, a goodwill impairment charge of $35.0 million was recorded in the “Uniform and Career Apparel – Direct Marketing” segment associated with the WearGuard-Crest reporting unit. The primary reason for the goodwill impairment was the continuing decline in operating results, particularly in the healthcare uniform division, due to competitive pressures resulting in reduced sales and operating income. To determine the amount of the charge, the Company estimated the fair value of the WearGuard-Crest reporting unit using a discounted cash flow valuation methodology, and measured the goodwill impairment following the provisions of SFAS No. 142. The analysis included making assumptions about the future profitability and cash flows of the business, which the Company believed to be reasonable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other intangible assets consist of (in thousands):

	Successor			Predecessor
	June 29, 2007			September 29, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,710,214	$(74,197)	$1,636,017	$575,947	$(278,359)	$297,588
Tradename	764,519	—	764,519	—	—	—
Other	—	—	—	7,928	(7,530)	398

	$2,474,733	$(74,197)	$2,400,536	$583,875	$(285,889)	$297,986

Acquisition-related intangible assets consist of customer relationship assets and the ARAMARK tradename. Customer relationship assets are amortizable and are being amortized on a straight-line basis over the expected period of benefit, 2 to 15 years, with a weighted average life of about 11 years. The ARAMARK tradename is an indefinite lived intangible asset and is not amortizable.

The estimated amortization expense of the amortizable intangible assets through 2011 reflects the Transaction. Since the allocation of the Transaction purchase price is preliminary and subject to finalization of independent appraisals and evaluation of additional information, the estimated annual amortization expense will continue to be updated as the appraisals are finalized and the additional information is evaluated. Based on preliminary valuation data and amounts recorded at June 29, 2007, total estimated amortization of all acquisition-related intangible assets during the period from June 30, 2007 through September 28, 2007 and for fiscal years 2008 through 2011 follows (in thousands):

June 30, 2007 through September 28, 2007	$43,844
2008	178,747
2009	175,228
2010	174,723
2011	174,431

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	BORROWINGS:

Long-term borrowings at June 29, 2007 and September 29, 2006 are summarized in the following table (in thousands):

	Successor	Predecessor
	June 29, 2007	September 29, 2006
Senior secured revolving credit facility borrowings (A)	$23,970	$—
Senior secured term loan facility (A)	3,807,673	—
8.50% senior notes, due February 2015 (B)	1,280,000	—
Senior floating rate notes, due February 2015 (B)	500,000	—
Senior unsecured revolving credit facility borrowings (D)	—	326,103
Senior European unsecured revolving credit facility borrowings (D)	—	262,930
Bank term loan due March 2007 (D)	—	20,000
Japanese borrowings due March 2007 (D)	—	45,902
5.00% senior notes, due June 2012 (C)	228,075	249,976
6.375% senior notes, due February 2008 (D)	—	297,311
7.00% senior notes, due May 2007 (D)	—	299,933
7.10% senior notes, due December 2006 (D)	—	124,998
7.25% senior notes and debentures, due August 2007 (D)	—	30,730
Capital leases	54,395	54,309
Other (D)	41,524	91,099

	5,935,637	1,803,291
Less – current portion	(41,954)	(40,203)

	$5,893,683	$1,763,088

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

(A) Senior Secured Credit Facilities

The senior secured revolving credit facility consists of the following subfacilities:

•	A revolving credit facility available for loans in U.S. dollars to the Company with aggregate commitments of $435 million;

•	A revolving credit facility available for loans in sterling or U.S. dollars to the Company or a U.K. subsidiary with aggregate commitments of $40 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or an Irish subsidiary with aggregate commitments of $20 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or German subsidiaries with aggregate commitments of $30 million; and

•	A revolving credit facility available for loans in Canadian dollars or U.S. dollars to the Company or a Canadian subsidiary with aggregate commitments of $75 million.

The senior secured term loan facility consists of the following subfacilities:

•	A U.S. dollar denominated term loan to the Company in the amount of $3,547 million;

•	A yen denominated term loan to the Company in the amount of ¥5,422 million;

•	A U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $170 million;

•	A Euro denominated term loan to an Irish subsidiary in an amount of €44 million;

•	A sterling denominated term loan to a U.K. subsidiary in an amount of £122 million; and

•	A Euro denominated term loan to German subsidiaries in the amount of €70 million.

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

The applicable margin spread for borrowings under the revolving credit facility are 1.25% to 2.00% (as of June 29, 2007 – 2.00%) with respect to LIBOR borrowings and 0.25% to 1.00% (as of June 29, 2007 – 1.00%) with respect to base-rate borrowings.

Prior to April 16, 2007, the applicable margin spreads for borrowings under the term loan facilities were 2.00% to 2.125% with respect to LIBOR borrowings and 1.00% to 1.125% with respect to base-rate borrowings. On March 28, 2007, the Company amended the senior secured credit agreement (i) to lower the interest rate spread on the U.S. dollar and Euro term loans, (ii) to reduce the fees that it pays on the synthetic letter of credit facility, (iii) to add a provision requiring payment of a prepayment fee upon certain repayments for the purpose of reducing the interest rate spread effected within one year of the date of the amendment and (iv) to make certain other modifications set forth in the amendment. Effective on April 16, 2007, the applicable margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (as of June 29, 2007 – 2.00%) with respect to LIBOR borrowings and 0.875% to 1.125% (as of June 29, 2007 – 1.00%) with respect to base-rate borrowings. The applicable margin spreads under the yen and sterling term loan facilities are 2.00% to 2.125% (as of June 29, 2007 – 2.125%) with respect to LIBOR borrowings and 1.00% to 1.125% (as of June 29, 2007 – 1.125%) with respect to base-rate borrowings.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of June 29, 2007 – 0.50%).

Prior to April 16, 2007, fees on the $250 million synthetic letter of credit facility ranged from 2.00% to 2.125%. Effective on April 16, 2007, fees on the synthetic letter of credit facilities are 1.875% to 2.125% (as of June 29, 2007 – 2.00%).

The actual spreads within all ranges referred to above are based on a ratio of Consolidated Secured Debt to EBITDA, each as defined in the senior secured credit agreement.

All obligations under the senior secured credit facilities are secured by a security interest in substantially all assets of the Company and its U.S. subsidiaries.

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of the Company’s Excess Cash Flow (as defined in the senior secured credit agreement) commencing with fiscal year 2008, (ii) 100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights, and (iii) 100% of the net cash proceeds of any incurrence of debt, including debt incurred by any business securitization subsidiary in respect of any business securitization facility, but excluding proceeds from the Company’s receivables facilities and other debt permitted under the senior secured credit agreement. Any mandatory prepayments would be applied to the term loan facilities as directed by the Company. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is required to repay the senior secured term loan facilities in quarterly principal amounts of 0.25% of the funded total principal amount for the first six years and nine months, with the remaining amount payable on January 26, 2014. On March 30, 2007 and June 29, 2007, the Company voluntarily prepaid an additional $40.0 million and $300.0 million, respectively, representing all required annual installments of the U.S. term loan through its maturity in January 2014.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, January 26, 2013, on which day the commitments thereunder will terminate.

Principal amounts outstanding under the synthetic letter of credit facility are due and payable in full at maturity, January 26, 2014, on which day the commitments thereunder will terminate.

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s outstanding notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. In addition, the senior secured revolving credit facility requires the Company to maintain a maximum senior secured leverage ratio and imposes limitations on capital expenditures. The senior secured credit agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At June 29, 2007, the Company was in compliance with all of these covenants.

Beginning with the twelve months ended March 30, 2007, the senior secured credit agreement requires the Company to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013 (as of June 29, 2007 – 5.875x). Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and certain other indebtedness secured by a lien reduced by the lesser of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien, or $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s lenders failed to waive any such default, would also constitute a default under the indenture. The actual ratio at June 29, 2007 was 4.02x.

The senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for the Company to incur additional indebtedness and to make certain restricted payments. If the Company does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and the Company’s estimated share of interest expense from one equity method investee. The actual ratio was 2.00x for the twelve months ended June 29, 2007. Pursuant to the specified exceptions in the senior secured credit agreement and availability under the senior secured revolving credit facility, as of July 27, 2007, the Company generally would be permitted to incur approximately $1.3 billion of additional indebtedness before becoming subject to this ratio limitation.

(B) 8.50% Senior Notes due 2015 and Senior Floating Rate Notes due 2015

The senior floating rate notes due 2015 bear interest equal to three-month LIBOR (as defined in the indenture) plus a spread of 3.50%. Additional interest on the 8.50% senior notes due 2015 and senior floating rate notes due 2015 may accrue at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.00% per annum) if the Company does not complete an offer to exchange the initial unregistered notes for notes that are substantially identical but are registered under the Securities Act of 1933 within 240 days after the original issue date of the notes. The exchange offer is expected to be completed in August 2007. In certain circumstances, the Company is required to maintain a shelf registration statement covering resales of the notes. If the Company does not maintain the effectiveness of such

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

registration statement as required, additional interest would accrue. If any existing registration default is corrected, the additional interest will cease to accrue. Since management does not expect any payments will be required pursuant to this arrangement, no amount has been accrued at June 29, 2007.

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

If the Company experiences specific kinds of “changes in control,” it will be required to make an offer to purchase the 8.50% senior notes due 2015 and senior floating rate notes due 2015 at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest to the purchase date. If the Company sells assets under certain circumstances, it will be required to make an offer to purchase the 8.50% senior notes due 2015 and senior floating rate notes due 2015 at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.

The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 restricts the Company’s ability to, among other things, incur additional indebtedness, pay dividends and make certain other distributions, investments and other restricted payments. As of June 29, 2007, the Company was in compliance with the covenants of the indenture.

(C) 5.00% Senior Notes due 2012

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% senior unsecured notes due 2012. The notes are recorded at $228.1 million as of June 29, 2007 as a result of the fair value accounting made in connection with the Transaction. The discount of $21.9 million will be accreted as interest expense over the remaining period to maturity.

(D) Repayment of Indebtedness

With a portion of the proceeds of the new borrowings and the equity contributions in connection with the Transaction, the Company repaid the outstanding balances of its senior unsecured revolving credit facility, senior European unsecured revolving credit facility, bank term loan due March 2007, Japanese borrowings due March 2007, 6.375% senior notes due 2008, 7.00% senior notes due 2007, 7.25% senior notes and debentures due 2007 and certain other obligations. In connection with the repayment of the 6.375% senior notes due 2008 and 7.00% senior notes due 2007, the Company incurred prepayment penalties of approximately $2.4 million and $0.8 million, respectively, which were included in the purchase price of the Transaction.

At June 29, 2007, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter are as follows (in thousands):

2007	$41,954
2008	21,430
2009	22,561
2010	19,591
2011	17,824
Thereafter	5,834,202

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

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

Successor

The Company entered into $2.68 billion, £50 million and ¥5.0 billion of forward starting interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate term loan borrowings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. As of June 29, 2007, approximately $10.3 million of unrealized gains, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive income.” There was no hedge ineffectiveness for these cash flow hedging instruments during the Successor period from January 27, 2007 through June 29, 2007.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement, which is designated as cash flow hedging instrument, fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the cross currency swap agreement are included in interest expense. During the period from January 27, 2007 through June 29, 2007, approximately $9.3 million of unrealized loss, net of tax, related to the swap was added to “Accumulated other comprehensive income” and approximately $8.7 million was reclassified to offset transaction gains on the foreign currency denominated debt. The hedge ineffectiveness for this cash flow hedging instrument during the Successor period from January 27, 2007 through June 29, 2007 was immaterial.

As of June 29, 2007, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €3.2 million and £5.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of June 29, 2007, the fair value of these foreign exchange contracts was immaterial.

Beginning in November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of June 29, 2007, the Company has contracts for approximately 258,000 MMBtu’s outstanding for the remainder of fiscal 2007 and fiscal 2008. On January 27, 2007, the contracts were not designated as cash flow hedging instruments. Changes in the market value of the outstanding contracts are recorded in operating income and were not material in the Successor period from January 27, 2007 through June 29, 2007. The total realized net loss on settled contracts in the Successor period from January 27, 2007 through June 29, 2007 was $0.5 million. As of June 29, 2007, the fair value of these natural gas swap agreements was immaterial.

Subsequent to June 29, 2007, the Company entered into an additional series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price for approximately 510,000 MMBtu’s outstanding for the remainder of fiscal 2007 and fiscal 2008, primarily in the Uniform and Career Apparel – Rental segment. The contracts were designated as cash flow hedging instruments.

As part of the Transaction, the Company entered into a Japanese yen denominated term loan in the amount of ¥5,422 million (see Note 6). The term loan was designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Predecessor

The Company had $300 million and £93 million of interest rate swap agreements, which were designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings, and $100 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. The hedge ineffectiveness for the Predecessor period from September 30, 2006 through January 26, 2007 was not material.

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

As of January 26, 2007, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €7.1 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. The fair value of these foreign exchange contracts was immaterial. Net foreign currency transaction gains and losses were not material during the Predecessor period from September 30, 2006 through January 26, 2007. The Successor assumed the contracts as part of the Transaction.

During prior fiscal years, the Company terminated $500 million of pay floating/receive fixed interest rate swaps designated as fair value hedges. The net gain of approximately $13.5 million was deferred and was being amortized to interest expense over the remaining life of the hedged bonds. Upon completing the Transaction, the net deferred gain was eliminated as part of the preliminary purchase price allocation.

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

Effective January 27, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The adoption of FIN 48 has not had a material impact on the Company’s financial statements through June 29, 2007 and has not materially impacted the effective tax rate.

The Company recognizes interest and penalties related to tax contingencies as a component of the provision for income taxes and accrued $4.9 million as of January 26, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of January 26, 2007, the Company had unrecognized tax benefits of $51.0 million. If the tax attributes become realizable in the future, goodwill will be reduced with no impact on the Company’s effective tax rate.

For federal purposes, tax years 2004 through 2006 remain open for examination by the tax authorities. Generally, for state purposes, tax years 2004 through 2006 remain open for examination under a three year statute of limitations; however, New York remains open for tax years 1999 through 2006 and Texas for tax years 2002 through 2006.

(9)	CAPITAL STOCK:

Effective January 26, 2007 upon completion of the Transaction, the Certificate of Incorporation of the Company was amended to provide for the authorization of 1,000 shares of common stock to replace the previously authorized, issued and outstanding Class A common stock and Class B common stock. Each share of common stock entitled the holder to one vote per share. Upon completion of the Transaction, ARAMARK Intermediate Holdco Corporation held all 900 shares of common stock issued by the Company. On March 30, 2007, ARAMARK Corporation and ARAMARK Services, Inc. merged, with ARAMARK Services, Inc. being the surviving company and being renamed ARAMARK Corporation. As a result of that merger, ARAMARK Intermediate Holdco Corporation holds 1,000 shares of the Company’s common stock, which represent all of the authorized and issued capital stock.

Pursuant to Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The Stockholders’ Agreement imposes limits on the amounts of such share repurchases. The amount of this potential repurchase obligation has been classified outside of shareholders’ equity as part of the Transaction accounting which reflects the Parent Company’s investment basis and capital structure in the Company’s financial statements. The amount as of June 29, 2007 was $166.6 million, which is based on approximately 14.5 million shares of common stock of the Parent Company valued at $11.53 per share. During the Successor period from January 27, 2007 through June 29, 2007, approximately $0.6 million of common stock of the Parent Company was repurchased. As described in Note 6, the senior secured credit agreement and the indenture also contain limitations on the amount the Company can expend for share repurchases.

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

Successor

In connection with the Transaction, the Parent Company established the ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (2007 MSIP). Incentive awards under the 2007 MSIP may be granted to employees or directors of, or consultants to, the Parent Company or one of its affiliates, including the Company, in the form of non-qualified stock options, unvested shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, the fair market value of the Parent Company’s shares. The 2007 MSIP permits the granting of awards of up to 37.7 million shares of common stock of the Parent Company. As of June 29, 2007, there were 11.5 million shares available for grant. Under the 2007 MSIP, the terms of the awards are fixed at the grant date.

Compensation cost charged to expense by the Successor for the three months ended June 29, 2007 and the period from January 27, 2007 through June 29, 2007 for share-based compensation programs was approximately $10.4 million, before taxes of $4.0 million, and $17.6 million, before taxes of $6.7 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Operations. No cost was capitalized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the period from January 27, 2007 through June 29, 2007, the amount of tax benefits included in “Other financing activities” in the Condensed Consolidated Statement of Cash Flows was immaterial.

Information on the valuation and accounting for the 2007 MSIP is provided below.

Stock Options

Each award of stock options under the 2007 MSIP is comprised of two types of stock options. One-half of the options awarded vest solely based upon continued employment over a specific period of time, generally four years (“Time-Based Options”). One-half of the options awarded vest based both upon continued employment and upon the achievement of a predetermined level of earnings before interest and taxes (“EBIT”) over time, generally four years (“Performance-Based Options”). The Performance-Based Options may also vest in part or in full upon the occurrence of specific return-based events. The exercise price for Time-Based Options and Performance-Based Options equals the fair value of the Parent Company’s stock on the date of the grant. All options remain exercisable for ten years from the date of grant.

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

Period from January 27, 2007 through June 29, 2007
Expected volatility	20.00%
Expected dividend yield	0.00%
Expected life (in years)	6.25
Risk-free interest rate	4.46% - 5.09%

The weighted-average grant-date fair value of Time-Based Options granted during the period from January 27, 2007 through June 29, 2007 was $3.32 per option.

Compensation cost for Time-Based Options is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $2.6 million and $4.5 million was charged to expense during the three months ended June 29, 2007 and the period from January 27, 2007 through June 29, 2007 for Time-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of June 29, 2007, there was approximately $31.9 million of unrecognized compensation cost related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at January 27, 2007	—	$—
Granted	13,288	$10.09
Exercised	—	$—
Forfeited/Cancelled	(199)	$10.00

Outstanding at June 29, 2007 (weighted-average remaining term of 9.6 years)	13,089	$10.09	$18,823

Exercisable at June 29, 2007	—	$—	$—

Expected to vest at June 29, 2007 (weighted-average remaining term of 9.6 years)	10,948	$10.09	$15,785

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

Period from January 27, 2007 through June 29, 2007
Expected volatility	20.00%
Expected dividend yield	0.00%
Expected life (in years)	5.5 - 7.0
Risk-free interest rate	4.46% -5.09%

The weighted-average grant-date fair value of the Performance-Based Options granted during the period from January 27, 2007 through June 29, 2007 was $3.32 per option.

Compensation cost for Performance-Based Options is recognized using the Black-Scholes grant-date fair value on an accelerated basis over the requisite performance and service periods. Approximately $5.1 million and $8.4 million was charged to expense during the three months ended June 29, 2007 and the period from January 27, 2007 through June 29, 2007 for Performance-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of June 29, 2007, there was approximately $27.8 million of unrecognized compensation cost related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at January 27, 2007	—	$—
Granted	13,288	$10.09
Exercised	—	$—
Forfeited/Cancelled	(199)	$10.00

Outstanding at June 29, 2007 (weighted-average remaining term of 9.6 years)	13,089	$10.09	$18,823

Exercisable at June 29, 2007	—	$—	$—

Expected to vest at June 29, 2007 (weighted-average remaining term of 9.6 years)	10,948	$10.09	$15,785

Nonvested Shares

The grant-date fair value of nonvested shares is based on the fair value of the Parent Company’s common stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services, generally one year.

Nonvested Shares	Units (000s)	Weighted-Average Grant-Date Fair Value
Nonvested at January 27, 2007	—	$—
Granted	1,023	$10.00
Vested	(26)	$10.00
Forfeited	—	$—

Nonvested at June 29, 2007	997	$10.00

The compensation cost charged to expense during the three months ended June 29, 2007 and the period from January 27, 2007 through June 29, 2007 for nonvested share awards was approximately $2.7 million and $4.4 million, respectively. As of June 29, 2007, there was approximately $5.8 million of unrecognized compensation cost related to nonvested share awards, which is expected to be recognized over a weighted-average period of approximately 0.6 years.

Deferred Stock Units

Deferred stock units are issued only to non-employee members of the Board of Directors who are not representatives of one of the Sponsors and represent the right to receive shares of the Parent Company’s common stock in the future. Each deferred stock unit will be converted to one share of the Parent Company’s common stock six months and one day after the date on which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Parent Company’s common stock. Since the deferred stock units are fully vested upon grant, compensation cost for the entire award is recognized immediately upon grant. The compensation cost charged to expense during the three months ended June 29, 2007 and the period from January 27, 2007 through June 29, 2007 for deferred stock units was $0.0 million and approximately $0.3 million, respectively.

Predecessor

Prior to the Transaction, the Company had various share-based compensation programs, which included stock options and restricted stock units. The ARAMARK 2001 Equity Incentive Plan (2001 EIP) provided for the initial issuance of up to 30 million shares of either Class A or Class B common stock, with an additional 3% of the Company’s common stock outstanding as of the end of the prior calendar year becoming available under the plan on each January 1 following the adoption of the plan. Pursuant to the Transaction (described in Notes 1 and 2), all outstanding stock options and restricted stock units became fully vested and the holders became entitled to receive cash consideration equal to the difference between the exercise price and $33.80 per share for stock options and $33.80 per share for restricted stock units. The Predecessor share-based compensation programs were discontinued in connection with the Transaction. Under all programs, the terms of the awards were fixed at the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor nine months ended June 30, 2006, approximately $11.2 million and $12.3 million of tax benefits were included in “Other financing activities,” respectively.

Compensation cost charged to expense in the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor three months ended June 30, 2006 for all share-based compensation programs was approximately $78.9 million, before taxes of $30.0 million, and $4.8 million, before taxes of $1.8 million, respectively. Compensation cost charged to expense in the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor nine months ended June 30, 2006 for share-based compensation programs was approximately $84.1 million, before taxes of $31.9 million, and $17.0 million, before taxes of $6.4 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Operations. No cost was capitalized.

Stock Options

Compensation cost was recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $48.0 million and $3.4 million was charged to expense during the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor three months ended June 30, 2006, respectively. Approximately $51.4 million and $12.5 million was charged to expense during the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor nine months ended June 30, 2006, respectively. The Company applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

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

Restricted Stock Units

Compensation cost was recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $30.9 million and $1.5 million was charged to expense during the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor three months ended June 30, 2006, respectively. Approximately $32.7 million and $4.5 million was charged to expense during the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor nine months ended June 30, 2006, respectively. The Company applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

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

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $192.5 million and $306.1 million at

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 29, 2007 and September 29, 2006, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At June 29, 2007 and September 29, 2006, $239.8 million and $187.8 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The loss on the sale of receivables was $6.0 million, $4.1 million and $8.2 million for the Successor period from January 27, 2007 through June 29, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor nine months ended June 30, 2006, respectively, and is included in “Interest and Other Financing Costs, net.”

(12)	BUSINESS SEGMENTS:

Sales and operating income (loss) by reportable segment follow (in thousands):

	Successor	Predecessor
Sales	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006
Food and Support Services—United States	$1,981,752	$1,874,045
Food and Support Services—International	744,304	661,214
Uniform and Career Apparel—Rental	328,481	301,462
Uniform and Career Apparel—Direct Marketing	89,567	96,917

	$3,144,104	$2,933,638

	Successor	Predecessor
Sales	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 30, 2006
Food and Support Services—United States	$3,354,207	$2,477,624	$5,542,114
Food and Support Services—International	1,234,519	911,361	1,926,327
Uniform and Career Apparel—Rental	549,254	416,573	896,459
Uniform and Career Apparel—Direct Marketing	151,744	140,310	324,161

	$5,289,724	$3,945,868	$8,689,061

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Successor	Predecessor
Operating Income (Loss)	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006
Food and Support Services—United States	$70,204	$88,657
Food and Support Services—International	29,520	30,540
Uniform and Career Apparel—Rental	33,042	34,231
Uniform and Career Apparel—Direct Marketing	567	(45,888)

	133,333	107,540
Corporate	(2,291)	(15,442)

Operating Income	131,042	92,098
Interest, net	(133,608)	(36,382)

Income (Loss) Before Income Taxes	$(2,566)	$55,716

	Successor	Predecessor
Operating Income (Loss)	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 30, 2006
Food and Support Services—United States	$136,745	$115,832	$272,802
Food and Support Services—International	58,217	37,524	88,786
Uniform and Career Apparel—Rental	52,198	45,917	98,682
Uniform and Career Apparel—Direct Marketing	83	5,244	(39,238)

	247,243	204,517	421,032
Corporate	(7,447)	(135,982)	(46,726)

Operating Income	239,796	68,535	374,306
Interest, net	(237,629)	(48,672)	(105,543)

Income Before Income Taxes	$2,167	$19,863	$268,763

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating income for the Successor periods reflect incremental amortization of acquisition-related customer relationship intangible assets resulting from the Transaction as follows (in thousands):

	Successor
	Three Months Ended June 29, 2007	Period from January 27, 2007 through June 29, 2007
Food and Support Services—United States	$24,633	$36,334
Food and Support Services—International	2,120	4,879
Uniform and Career Apparel—Rental	5,290	10,206
Uniform and Career Apparel—Direct Marketing	192	166

	$32,235	$51,585

Operating income for the “Food and Support Services—United States” segment for the Successor three months ended June 29, 2007 includes approximately $2.9 million of insurance proceeds and the Predecessor nine months ended June 30, 2006 includes approximately $6.2 million of insurance proceeds related to business disruptions in the Gulf Coast region caused by Hurricane Katrina. The third quarter of fiscal 2006 includes costs related to the termination of two unprofitable client contracts of approximately $4.5 million.

“Uniform and Career Apparel—Direct Marketing” operating losses for the Predecessor three and nine-month periods of fiscal 2006 include the goodwill impairment charge of $35.0 million (Note 5) and charges of approximately $8.0 million to adjust asset and liability carrying values at WearGuard-Crest in connection with certain business realignment initiatives.

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded as Corporate expense costs of approximately $112.1 million related to the Transaction, which included $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives.

During the Successor three months ended June 29, 2007 and the Successor period from January 27, 2007 through June 29, 2007, the Company recorded as Corporate expense, charges of approximately $4.3 million and $4.6 million, respectively, related to legal fees associated with the Transaction. The Company also recorded a gain of $21.2 million from the sale of its 50% interest in SMG (see Note 14).

During the Successor period from January 27, 2007 through June 29, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction, which is included in “Interest, net.”

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(14)	ACQUISITIONS AND DIVESTITURES:

During the Successor three months ended June 29, 2007, the Company sold its 50% partnership interest in SMG for approximately $285 million, net of transaction fees, which exceeded the historical basis of the investment prior to the Transaction by approximately $217 million. The excess is fully taxable, resulting in a current income tax liability of approximately $76 million. In connection with the Transaction accounting, the SMG investment was written up to its estimated acquisition date fair value, except for the portion (approximately 10%) related to the carryover investor basis (see Note 2). As a result, for financial reporting purposes a gain of $21.2 million, related to the Predecessor basis portion of the investment, was recognized as a reduction of “Cost of services provided.”

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company acquired Overall Laundry Services, Inc., a regional uniform rental company, for approximately $80 million in cash. The Company’s pro forma results of operations for the Predecessor period from September 30, 2006 through January 26, 2007 and the Predecessor nine months ended June 30, 2006 would not have been materially different than reported, assuming that the acquisition had occurred at the beginning of the respective fiscal periods.

During the second quarter of fiscal 2006, the Company increased its ownership in its Chilean subsidiary from 51% to 80%, for approximately $28 million in cash. Additionally, the Company completed the acquisition of a food service company in China and a regional uniform company. During the third quarter of fiscal 2006, the Company acquired the stock of an online catering services company and a refreshment services company for approximately $80 million and future consideration of up to $85 million, to be determined based upon operating results of the catering business during the next five years. Additionally, the Company completed the acquisition of two regional uniform companies. The Company’s pro forma results of operations for the Predecessor nine months of fiscal 2006 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of fiscal 2006.

(15)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $74.3 million at June 29, 2007 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for these arrangements at June 29, 2007.

During the Predecessor nine months ended June 30, 2006, the Company reduced the provision for income taxes by approximately $14.9 million, based upon the settlement of certain of its open tax years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court. The Appellate Division cited multiple errors by the trial court and reversed the finding of liability against the Company and its affiliates. The Appellate Division reversed both the compensatory and punitive damage awards and remanded the matter back to the trial court for a new trial. On June 1, 2007, the Company and certain affiliates entered into a settlement agreement with the plaintiffs, which settlement would not have a material impact on the Company’s results of operations or financial position. The settlement agreement must be approved by the Superior Court of New Jersey.

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

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against the Company and each of the Company’s directors. The two cases were putative class actions brought by stockholders alleging that the Company’s directors breached their fiduciary duties to the Company in connection with the proposal from a group of investors led by Mr. Neubauer to acquire all of the outstanding shares of the Company. On May 22, 2006, two additional cases making substantially identical allegations were brought against the Company and certain of its directors, one in the Court of Common Pleas in Philadelphia, Pennsylvania (in which only the Company and Mr. Neubauer were named as defendants) and another in the Court of Chancery of the State of Delaware in New Castle County (in which the Company and all directors were named as defendants). All of the cases made claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On June 7, 2006, the Court of Chancery of the State of Delaware consolidated the three pending Delaware actions as In re: ARAMARK Corporation Shareholders Litigation. On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint named the Company and each of the Company’s directors as defendants and alleged that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and made claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties subsequently entered into agreements to settle the Delaware consolidated actions and the action pending in the Pennsylvania Court of Common Pleas. As part of the agreements, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee at that time (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) was to be counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling the Delaware action, counsel for the plaintiffs agreed to seek court approval of no more than $2.1 million in attorneys’ fees and expenses, which amount the Company agreed not to oppose. On April 12, 2007, the Delaware Chancery Court approved the settlement between the parties in the consolidated action, and awarded plaintiffs’ counsel $2.1 million in attorneys’ fees and expenses. In connection with settling the Pennsylvania action,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

counsel for the plaintiffs agreed to seek court approval of no more than $1.55 million in attorneys’ fees and expenses, which amount the Company agreed not to oppose. On May 16, 2007, the Pennsylvania Court of Common Pleas dismissed the Pennsylvania action in connection with the Delaware Chancery Court settlement approval and awarded the plaintiffs’ counsel $1.55 million in fees and expenses.

(16)	RELATED PARTY TRANSACTIONS:

In connection with the Transaction, the Company and its Parent Company paid the Sponsors and certain affiliates $163.6 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. This amount has been included in the total purchase price of the Transaction or expensed as incurred, as appropriate.

(17)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. Goodwill and other intangible assets have been allocated to all of the other subsidiaries of the Company based on management’s estimates. On January 26, 2007, in connection with the Transaction, the Company issued 8.50% senior notes due 2015 and senior floating rate notes due 2015 as described in Note 6. The senior notes are jointly and severally guaranteed on a senior unsecured basis by substantially all of the Company’s existing and future domestic subsidiaries (excluding the receivables facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes (“Non-Guarantors”). The Guarantors also guarantee certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

June 29, 2007 (Successor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$8.3	$32.4	$37.1	$—	$77.8
Receivables	6.6	268.8	584.1	—	859.5
Inventories, at lower of cost or market	17.9	428.6	63.7	—	510.2
Prepayments and other current assets	24.5	85.8	14.2	—	124.5

Total current assets	57.3	815.6	699.1	—	1,572.0

Property and Equipment, net	54.0	944.7	176.5	—	1,175.2
Goodwill	177.5	3,919.4	510.1	—	4,607.0
Investment in and Advances to Subsidiaries	6,885.6	202.8	294.1	(7,382.5)	—
Other Intangible Assets	91.4	2,013.9	295.2	—	2,400.5
Other Assets	161.6	305.8	193.2	(2.0)	658.6

	$7,427.4	$8,202.2	$2,168.2	$(7,384.5)	$10,413.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.0	$12.5	$27.4	$—	$41.9
Accounts payable	137.4	243.7	223.6	—	604.7
Accrued expenses and other liabilities	203.1	580.2	143.2	0.1	926.6

Total current liabilities	342.5	836.4	394.2	0.1	1,573.2

Long-Term Borrowings	5,269.4	31.6	592.6	—	5,893.6
Deferred Income Taxes and Other Noncurrent Liabilities	202.2	947.9	183.1	—	1,333.2
Intercompany Payable	—	6,027.1	801.6	(6,828.7)	—
Common Stock Subject to Repurchase	166.6	—	—	—	166.6
Shareholders’ Equity	1,446.7	359.2	196.7	(555.9)	1,446.7

	$7,427.4	$8,202.2	$2,168.2	$(7,384.5)	$10,413.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

September 29, 2006 (Predecessor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$3.8	$20.1	$23.8	$—	$47.7
Receivables	4.9	209.4	656.6	—	870.9
Inventories, at lower of cost or market	17.7	414.8	61.7	—	494.2
Prepayments and other current assets	19.1	80.6	14.3	—	114.0

Total current assets	45.5	724.9	756.4	—	1,526.8

Property and Equipment, net	53.6	967.3	175.9	—	1,196.8
Goodwill	74.4	1,353.4	361.4	(42.1)	1,747.1
Investment in and Advances to Subsidiaries	4,124.6	1,801.7	119.6	(6,045.9)	—
Other Intangible Assets	1.4	203.8	92.8	—	298.0
Other Assets	40.0	304.0	150.6	—	494.6

	$4,339.5	$5,355.1	$1,656.7	$(6,088.0)	$5,263.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$1.5	$14.0	$24.7	$—	$40.2
Accounts payable	122.7	316.0	204.1	—	642.8
Accrued expenses and other liabilities	127.6	627.3	148.7	—	903.6

Total current liabilities	251.8	957.3	377.5	—	1,586.6

Long-Term Borrowings	1,405.7	29.0	328.4	—	1,763.1
Deferred Income Taxes and Other Noncurrent Liabilities	136.6	175.6	79.7	—	391.9
Intercompany Payable	1,023.7	—	507.7	(1,531.4)	—
Shareholders’ Equity	1,521.7	4,193.2	363.4	(4,556.6)	1,521.7

	$4,339.5	$5,355.1	$1,656.7	$(6,088.0)	$5,263.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended June 29, 2007 (Successor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$297.1	$2,029.5	$817.5	$—	$3,144.1
Equity in Net Income of Subsidiaries	94.2	—	—	(94.2)	—

	391.3	2,029.5	817.5	(94.2)	3,144.1

Costs and Expenses:
Cost of services provided	305.1	1,787.9	744.7	—	2,837.7
Depreciation and amortization	4.0	98.1	20.2	—	122.3
Selling and general corporate expenses	24.7	22.5	5.9	—	53.1

	333.8	1,908.5	770.8	—	3,013.1

Operating income	57.5	121.0	46.7	(94.2)	131.0

Interest and Other Financing Costs, net:
Interest expense, net	118.5	0.6	14.5	—	133.6
Intercompany interest, net	(0.2)	(1.7)	1.9	—	—

Interest and Other Financing Costs, net	118.3	(1.1)	16.4	—	133.6

Income (Loss) before income taxes	(60.8)	122.1	30.3	(94.2)	(2.6)
Provision (Benefit) for Income Taxes	(60.1)	47.7	10.5	—	(1.9)

Net income (loss)	$(0.7)	$74.4	$19.8	$(94.2)	$(0.7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from January 27, 2007 through June 29, 2007 (Successor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$495.7	$3,444.3	$1,349.7	$—	$5,289.7
Equity in Net Income of Subsidiaries	149.1	—	—	(149.1)	—

	644.8	3,444.3	1,349.7	(149.1)	5,289.7

Costs and Expenses:
Cost of services provided	480.8	3,054.0	1,235.4	—	4,770.2
Depreciation and amortization	7.7	159.4	34.4	—	201.5
Selling and general corporate expenses	30.6	38.3	9.4	—	78.3

	519.1	3,251.7	1,279.2	—	5,050.0

Operating income	125.7	192.6	70.5	(149.1)	239.7

Interest and Other Financing Costs, net:
Interest expense, net	215.8	1.0	20.8	—	237.6
Intercompany interest, net	(0.2)	(2.8)	3.0	—	—

Interest and Other Financing Costs, net	215.6	(1.8)	23.8	—	237.6

Income (Loss) before income taxes	(89.9)	194.4	46.7	(149.1)	2.1
Provision (Benefit) for Income Taxes	(93.6)	76.2	15.8	—	(1.6)

Net income	$3.7	$118.2	$30.9	$(149.1)	$3.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from September 30, 2006 through January 26, 2007 (Predecessor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$357.4	$2,608.5	$980.0	$—	$3,945.9
Equity in Net Income of Subsidiaries	101.8	—	—	(101.8)	—

	459.2	2,608.5	980.0	(101.8)	3,945.9

Costs and Expenses:
Cost of services provided	317.8	2,350.9	918.3	—	3,587.0
Depreciation and amortization	9.2	84.8	22.4	—	116.4
Selling and general corporate expenses	137.8	29.0	7.1	—	173.9

	464.8	2,464.7	947.8	—	3,877.3

Operating income (loss)	(5.6)	143.8	32.2	(101.8)	68.6

Interest and Other Financing Costs, net:
Interest expense, net	35.2	0.6	12.9	—	48.7
Intercompany interest, net	(0.2)	(2.0)	2.2	—	—

Interest and Other Financing Costs, net	35.0	(1.4)	15.1	—	48.7

Income (Loss) before income taxes	(40.6)	145.2	17.1	(101.8)	19.9
Provision (Benefit) for Income Taxes	(55.4)	55.1	5.4	—	5.1

Net income	$14.8	$90.1	$11.7	$(101.8)	$14.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended June 30, 2006 (Predecessor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$283.3	$1,916.8	$733.5	$—	$2,933.6
Equity in Net Income of Subsidiaries	39.9	—	—	(39.9)	—

	323.2	1,916.8	733.5	(39.9)	2,933.6

Costs and Expenses:
Cost of services provided	241.2	1,763.5	672.1	—	2,676.8
Depreciation and amortization	4.3	65.1	16.1	—	85.5
Selling and general corporate expenses	16.6	22.5	5.1	—	44.2
Goodwill impairment	—	35.0	—	—	35.0

	262.1	1,886.1	693.3	—	2,841.5

Operating income	61.1	30.7	40.2	(39.9)	92.1

Interest and Other Financing Costs, net:
Interest expense, net	27.2	0.5	8.7	—	36.4
Intercompany interest, net	—	(1.4)	1.4	—	—

Interest and Other Financing Costs, net	27.2	(0.9)	10.1	—	36.4

Income before income taxes	33.9	31.6	30.1	(39.9)	55.7
Provision (Benefit) for Income Taxes	(1.1)	11.2	10.6	—	20.7

Net income	$35.0	$20.4	$19.5	$(39.9)	$35.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended June 30, 2006 (Predecessor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$847.7	$5,720.8	$2,120.5	$—	$8,689.0
Equity in Net Income of Subsidiaries	183.8	—	—	(183.8)	—

	1,031.5	5,720.8	2,120.5	(183.8)	8,689.0

Costs and Expenses:
Cost of services provided	718.4	5,231.8	1,948.6	—	7,898.8
Depreciation and amortization	12.8	191.5	46.8	—	251.1
Selling and general corporate expenses	49.9	64.6	15.4	—	129.9
Goodwill impairment	—	35.0	—	—	35.0

	781.1	5,522.9	2,010.8	—	8,314.8

Operating income	250.4	197.9	109.7	(183.8)	374.2

Interest and Other Financing Costs, net:
Interest expense, net	79.6	1.4	24.5	—	105.5
Intercompany interest, net	(0.3)	(4.0)	4.3	—	—

Interest and Other Financing Costs, net	79.3	(2.6)	28.8	—	105.5

Income before income taxes	171.1	200.5	80.9	(183.8)	268.7
Provision (Benefit) for Income Taxes	(15.6)	67.5	30.1	—	82.0

Net income	$186.7	$133.0	$50.8	$(183.8)	$186.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the period from January 27, 2007 through June 29, 2007 (Successor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$603.1	$(239.2)	$(15.5)	$(18.2)	$330.2

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(7.1)	(92.2)	(26.9)	—	(126.2)
Disposals of property and equipment	1.3	5.0	0.9	—	7.2
Proceeds from sale of investment	—	286.0	—	—	286.0
Acquisitions of businesses, net of cash acquired	—	(2.4)	(23.7)	—	(26.1)
Acquisition of ARAMARK Corporation	(6,100.0)	—	—	—	(6,100.0)
Other investing activities	54.0	(43.3)	(186.2)	180.8	5.3

Net cash provided by (used in) investing activities	(6,051.8)	153.1	(235.9)	180.8	(5,953.8)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	5,382.8	—	555.1	—	5,937.9
Payment of long-term borrowings	(1,630.7)	(5.9)	(438.5)	—	(2,075.2)
Capital contributions	1,841.1	—	—	—	1,841.1
Repurchase of stock	(0.6)	—	—	—	(0.6)
Other financing activities	(136.4)	—	(2.1)	—	(138.5)
Change in intercompany, net	(76.6)	93.2	146.0	(162.6)	—

Net cash provided by financing activities	5,379.6	87.3	260.5	(162.6)	5,564.8

Increase (Decrease) in cash and cash equivalents	(69.1)	1.2	9.1	—	(58.8)
Cash and cash equivalents, beginning of period	77.4	31.2	28.0	—	136.6

Cash and cash equivalents, end of period	$8.3	$32.4	$37.1	$—	$77.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the period from September 30, 2006 through January 26, 2007 (Predecessor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(624.5)	$366.9	$183.2	$(1.9)	$(76.3)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(4.0)	(64.6)	(12.9)	—	(81.5)
Disposals of property and equipment	0.5	16.9	2.6	—	20.0
Acquisitions of businesses, net of cash acquired	—	(80.0)	(1.7)	—	(81.7)
Other investing activities	(18.7)	27.8	(3.6)	(2.2)	3.3

Net cash used in investing activities	(22.2)	(99.9)	(15.6)	(2.2)	(139.9)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	260.0	—	157.0	—	417.0
Payment of long-term borrowings	(126.6)	(4.4)	—	—	(131.0)
Proceeds from issuance of common stock	9.7	—	—	—	9.7
Payment of dividends	(12.6)	—	—	—	(12.6)
Other financing activities	22.0	—	—	—	22.0
Change in intercompany, net	567.8	(251.5)	(320.4)	4.1	—

Net cash provided by (used in) financing activities	720.3	(255.9)	(163.4)	4.1	305.1

Decrease in cash and cash equivalents	73.6	11.1	4.2	—	88.9
Cash and cash equivalents, beginning of period	3.8	20.1	23.8	—	47.7

Cash and cash equivalents, end of period	$77.4	$31.2	$28.0	$—	$136.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2006 (Predecessor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(21.6)	$153.4	$173.2	$(7.9)	$297.1

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(13.3)	(175.3)	(37.5)	—	(226.1)
Disposals of property and equipment	2.3	39.9	2.4	—	44.6
Acquisitions of businesses, net of cash acquired	—	(87.8)	(32.8)	—	(120.6)
Other investing activities	(69.8)	(4.9)	(9.5)	90.7	6.5

Net cash used in investing activities	(80.8)	(228.1)	(77.4)	90.7	(295.6)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	66.1	—	63.2	—	129.3
Payment of long-term borrowings	(1.2)	(8.9)	(16.1)	—	(26.2)
Proceeds from issuance of common stock	41.5	—	—	—	41.5
Repurchase of stock	(113.5)	—	—	—	(113.5)
Payment of dividends	(37.8)	—	—	—	(37.8)
Other financing activities	2.2	—	—	—	2.2
Change in intercompany, net	138.3	84.8	(140.3)	(82.8)	—

Net cash provided by (used in) financing activities	95.6	75.9	(93.2)	(82.8)	(4.5)

Increase (Decrease) in cash and cash equivalents	(6.8)	1.2	2.6	—	(3.0)
Cash and cash equivalents, beginning of period	10.8	19.6	25.7	—	56.1

Cash and cash equivalents, end of period	$4.0	$20.8	$28.3	$—	$53.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended June 29, 2007 and June 30, 2006 should be read in conjunction with the Predecessor’s audited consolidated financial statements, and the notes to those statements, included in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

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

Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying condensed consolidated statements of operations, cash flows and shareholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor periods in the three and nine months ended June 29, 2007 to the Predecessor three and nine month periods ended June 30, 2006. Although this presentation does not comply with U.S. generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

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

Asset Impairment Determinations

As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and tradename are no longer amortized. Under this accounting standard, goodwill and tradename are subject to an impairment test that we conduct at least annually, using a discounted cash flow technique.

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

RESULTS OF OPERATIONS

These tables present our sales and operating income (loss), and related percentages, attributable to each operating segment, for the three and nine months ended June 29, 2007 and June 30, 2006 (dollars in millions).

	Successor		Predecessor
	Three Months Ended June 29, 2007		Three Months Ended June 30, 2006
Sales by Segment	$	%	$	%
Food and Support Services - United States	$1,981.7	63%	$1,874.0	64%
Food and Support Services - International	744.3	24%	661.2	23%
Uniform and Career Apparel - Rental	328.5	10%	301.5	10%
Uniform and Career Apparel - Direct Marketing	89.6	3%	96.9	3%

	$3,144.1	100%	$2,933.6	100%

	Successor	Predecessor	Combined(1)		Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007		Nine Months Ended June 30, 2006
Sales by Segment	$	$	$	%	$	%
Food and Support Services - United States	$3,354.2	$2,477.6	$5,831.8	63%	$5,542.1	64%
Food and Support Services - International	1,234.5	911.4	2,145.9	23%	1,926.3	22%
Uniform and Career Apparel - Rental	549.2	416.6	965.8	11%	896.5	10%
Uniform and Career Apparel - Direct Marketing	151.8	140.3	292.1	3%	324.2	4%

	$5,289.7	$3,945.9	$9,235.6	100%	$8,689.1	100%

	Successor		Predecessor
	Three Months Ended June 29, 2007		Three Months Ended June 30, 2006
Operating Income (Loss) by Segment	$	%	$	%
Food and Support Services - United States	$70.2	54%	$88.7	96%
Food and Support Services - International	29.5	23%	30.5	33%
Uniform and Career Apparel - Rental	33.0	25%	34.2	37%
Uniform and Career Apparel - Direct Marketing	0.6	0%	(45.9)	-50%

	133.3	102%	107.5	116%
Corporate	(2.3)	-2%	(15.4)	-16%

	$131.0	100%	$92.1	100%

	Successor	Predecessor	Combined(1)		Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007		Nine Months Ended June 30, 2006
Operating Income (Loss) by Segment	$	$	$	%	$	%
Food and Support Services - United States	$136.7	$115.9	$252.6	82%	$272.8	73%
Food and Support Services - International	58.2	37.5	95.7	31%	88.8	24%
Uniform and Career Apparel - Rental	52.2	45.9	98.1	32%	98.7	26%
Uniform and Career Apparel - Direct Marketing	0.1	5.2	5.3	2%	(39.3)	-11%

	247.2	204.5	451.7	147%	421.0	112%
Corporate	(7.4)	(136.0)	(143.4)	-47%	(46.7)	-12%

	$239.8	$68.5	$308.3	100%	$374.3	100%

(1)

Our combined results for the nine months ended June 29, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through June 29, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

Consolidated Overview

Sales of $3.1 billion for the fiscal 2007 third quarter and $9.2 billion for the nine-month period represented an increase of 7% and 6%, respectively, over the prior year periods. Excluding the impact of acquisitions, divestitures and foreign currency translation, the consolidated sales increase was 5% and 4% for the three and nine-month periods, respectively.

Operating income was $131.0 million for the fiscal 2007 third quarter and $308.3 million for the nine-month period compared to $92.1 million and $374.3 million in the prior year periods, respectively. The third quarter of fiscal 2007 includes Transaction-related costs of $4.3 million, a gain of $21.2 million from the sale of our 50% interest in SMG and $2.9 million of insurance proceeds related to Hurricane Katrina. The nine-month period of fiscal 2007 includes Transaction-related costs of $116.7 million, a gain of $21.2 million from the sale of our 50% interest in SMG, $2.9 million of insurance proceeds related to Hurricane Katrina and a $3.8 million currency transaction gain. The three and nine-month periods of fiscal 2006 include Transaction-related fees of $0.8 million, costs related to the termination of two unprofitable client contracts of $4.5 million, and a charge of approximately $43.0 million for the write-down of goodwill and adjustments to asset and liability carrying values in the Uniform and Career Apparel—Direct Marketing segment. Excluding the items described above, operating income decreased for both the three and nine-month periods as the increase in intangible asset amortization resulting from the Transaction ($32.2 million and $51.6 million, respectively) more than offset the favorable impact of business growth.

Interest and other financing costs, net, for the three and nine-month periods of fiscal 2007 increased approximately $97.2 million and $180.8 million, respectively, from the prior year periods due to the significant increase in debt levels and the interest rates payable on debt of the Company resulting from the Transaction and the charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction. The effective income tax rate for the fiscal 2007 nine-month period was 15.6% compared to 30.5% in fiscal 2006. The rate for the 2007 period reflects the significant Transaction-related costs, which reduced taxable income, while the tax credits remained approximately the same. The favorable adjustment of $14.9 million in the 2006 first quarter, related to the settlement of certain open tax years, reduced the 2006 nine-month period effective rate.

Net income (loss) for the three and nine-month periods of fiscal 2007 were $(0.7) million and $18.6 million, respectively, compared to $35.0 million and $186.7 million in the prior year periods, also reflecting the significant Transaction-related costs and increased interest expense.

Segment Results

The following tables present a fiscal 2007/2006 comparison of segment sales and operating income (loss) together with the amount of and percentage change between periods (dollars in millions).

	Successor	Predecessor
	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006	Change
Sales by Segment	$	$	$	%
Food and Support Services - United States	$1,981.7	$1,874.0	$107.7	6%
Food and Support Services - International	744.3	661.2	83.1	13%
Uniform and Career Apparel - Rental	328.5	301.5	27.0	9%
Uniform and Career Apparel - Direct Marketing	89.6	96.9	(7.3)	-8%

	$3,144.1	$2,933.6	$210.5	7%

	Successor	Predecessor	Combined(1)	Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007	Nine Months Ended June 30, 2006	Change
Sales by Segment	$	$	$	$	$	%
Food and Support Services - United States	$3,354.2	$2,477.6	$5,831.8	$5,542.1	$289.7	5%
Food and Support Services - International	1,234.5	911.4	2,145.9	1,926.3	219.6	11%
Uniform and Career Apparel - Rental	549.2	416.6	965.8	896.5	69.3	8%
Uniform and Career Apparel - Direct Marketing	151.8	140.3	292.1	324.2	(32.1)	-10%

	$5,289.7	$3,945.9	$9,235.6	$8,689.1	$546.5	6%

	Successor	Predecessor
	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006	Change
Operating Income (Loss) by Segment	$	$	$	%
Food and Support Services - United States	$70.2	$88.7	$(18.5)	-21%
Food and Support Services - International	29.5	30.5	(1.0)	-3%
Uniform and Career Apparel - Rental	33.0	34.2	(1.2)	-3%
Uniform and Career Apparel - Direct Marketing	0.6	(45.9)	46.5	n/m (2)
Corporate	(2.3)	(15.4)	13.1	-85%

	$131.0	$92.1	$38.9	42%

	Successor	Predecessor	Combined(1)	Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007	Nine Months Ended June 30, 2006	Change
Operating Income (Loss) by Segment	$	$	$	$	$	%
Food and Support Services - United States	$136.7	$115.9	$252.6	$272.8	$(20.2)	-7%
Food and Support Services - International	58.2	37.5	95.7	88.8	6.9	8%
Uniform and Career Apparel - Rental	52.2	45.9	98.1	98.7	(0.6)	-1%
Uniform and Career Apparel - Direct Marketing	0.1	5.2	5.3	(39.3)	44.6	n/m (2)
Corporate	(7.4)	(136.0)	(143.4)	(46.7)	(96.7)	n/m (2)

	$239.8	$68.5	$308.3	374.3	$(66.0)	-18%

(1)

Our combined results for the nine months ended June 29, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through June 29, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	Not meaningful

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the three and nine-month periods of fiscal 2007 increased 6% and 5%, respectively, over the prior year periods, primarily due to growth in the Sports & Entertainment, Education, Corrections and Healthcare businesses. Excluding the impact of acquisitions and divestitures, sales also increased 6% and 5% for both the three and nine-month periods, respectively. For the third quarter, sales growth in the Business Services sector was in the mid single digits, resulting from growth in the Corrections and Refreshment Services businesses. Business Dining Services sales increased slightly compared to the prior year period. The Education sector experienced mid single digit sales growth, principally as a result of base business growth. The Healthcare sector reported low double digit sales growth from both new business and base business growth. The Sports & Entertainment sector experienced mid single digit sales growth driven principally by base business growth in our Stadiums & Arenas and Convention Center businesses.

Segment operating income was $70.2 million compared to $88.7 million in the 2006 third quarter. The 2007 period includes a charge of approximately $24.6 million representing the incremental amortization of acquisition-related customer relationship intangible assets resulting from the Transaction offset by approximately $2.9 million of insurance proceeds related to Hurricane Katrina. The third quarter of fiscal 2006 includes costs related to the termination of two unprofitable client contracts of approximately $4.5 million. Improved profit performance in the Business Services sector and growth in the Healthcare business were more than offset by lower operating income in the Sports & Entertainment and Education sectors.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the three and nine-month periods increased 13% and 11%, respectively, compared to the prior year periods due principally to foreign currency translation (approximately 6% in each period) and increased volume (approximately 3% and 4%, respectively). In addition, the 2007 periods reflect an increase (approximately 4% and 1%, respectively) resulting from conforming the fiscal reporting period of a subsidiary to that of the Company. The increases were driven by strong growth in the U.K., Ireland, Chile and Korea offset by declines in Spain due to contract terminations and in Germany, for which the 2006 results included the World Cup soccer matches.

Third quarter 2007 operating income was $29.5 million compared to $30.5 million in the prior year period, as incremental amortization of acquisition-related customer relationship intangible assets in 2007 of approximately $2.1 million was substantially offset by the positive effect of currency translation. In addition, the World Cup matches in Germany favorably affected the 2006 third quarter operating income.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales increased 9% and 8% for the three and nine-month periods, respectively, compared to the prior year periods. Sales growth, excluding the effects of acquisitions, was 6% for the third quarter and 5% for the nine-month period due principally to net new business sold and price increases.

Segment operating income decreased approximately 3% in the third quarter of fiscal 2007 due to incremental amortization of acquisition-related customer relationship intangible assets resulting from the Transaction of approximately $5.3 million. For the nine-month period of fiscal 2007, segment operating income was about equal to the prior year period as higher sales and lower fuel costs offset the effect of increased intangible asset amortization. Operating income margin increased slightly.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales for 2007 decreased 8% from the prior year quarter to $89.6 million, reflecting the exit from the healthcare uniform line in fiscal 2006 and continued soft demand at WearGuard-Crest. The segment reported a small profit in the fiscal 2007 third quarter compared to a loss of $45.9 million in the prior year period, which was driven by a $35.0 million goodwill impairment charge and approximately $8.0 million of other asset and liability adjustments, resulting from business realignment initiatives at WearGuard-Crest.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $2.3 million and $143.4 million for the three and nine-month periods of fiscal 2007, respectively, compared to $15.4 million and $46.7 million for the corresponding prior year periods. The decrease for the fiscal 2007 third quarter from the prior year period was due principally to the $21.2 million gain the Company recognized on the sale of its 50% interest in SMG offset by increased stock-based compensation expense and $4.3 million of costs related to the Transaction. For the nine-month period of fiscal 2007, the increase was due principally to $116.7 million of costs related to the Transaction and increased stock-based compensation expense offset by the $21.2 million gain on the sale of SMG and a currency transaction gain of approximately $3.8 million. The costs related to the Transaction included $15.8 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities was $254.1 million in the fiscal 2007 nine-month period compared to $297.1 million in the comparable nine-month period of fiscal 2006, a decrease of $43.0 million. The principal components (in millions) of the net change were:

• Decrease in the total of net income and noncash charges	$(132.0)
• Increase in accounts receivable sale proceeds	29.0
• Decreased working capital requirements	60.0

$(43.0)

The decrease in the total of net income and noncash charges results from Transaction-related expenses (including related tax effects) and increased interest expense. The accounts receivable sale proceeds increased as a result of increasing the size of the Receivables Facility in connection with the Transaction. The change in working capital requirements relates principally to the timing of income tax payments on the gain from the sale of the SMG investment and interest payments.

In June 2007, the Company sold its 50% partnership interest in SMG for approximately $285 million, net of transaction fees, which exceeded the historical basis of the investment prior to the Transaction by approximately $217 million. The excess is fully taxable, resulting in a current income tax liability of approximately $76 million. In connection with the Transaction accounting, the SMG investment was written up to its estimated acquisition date fair value, except for the portion (approximately 10%) related to the carryover investor basis (see Note 2 to the condensed consolidated financial statements). As a result, for financial reporting purposes a gain of $21.2 million, related to the Predecessor basis portion of the investment, was recognized as a reduction of “Cost of services provided.”

At July 27, 2007, there was approximately $569.7 million of unused committed credit availability under our new senior secured revolving credit facility. As of June 29, 2007, there was approximately $494.6 million outstanding in foreign currency borrowings.

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

Senior Secured Credit Facilities

The senior secured revolving credit facility consists of the following subfacilities:

•	A revolving credit facility available for loans in U.S. dollars to the Company with aggregate commitments of $435 million;

•	A revolving credit facility available for loans in sterling or U.S. dollars to the Company or a U.K. subsidiary with aggregate commitments of $40 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or an Irish subsidiary with aggregate commitments of $20 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or German subsidiaries with aggregate commitments of $30 million; and

•	A revolving credit facility available for loans in Canadian dollars or U.S. dollars to the Company or a Canadian subsidiary with aggregate commitments of $75 million.

The senior secured term loan facility consists of the following subfacilities:

•	A U.S. dollar denominated term loan to the Company in the amount of $3,547 million;

•	A yen denominated term loan to the Company in the amount of ¥5,422 million;

•	A U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $170 million;

•	A Euro denominated term loan to an Irish subsidiary in an amount of €44 million;

•	A sterling denominated term loan to a U.K. subsidiary in an amount of £122 million; and

•	A Euro denominated term loan to German subsidiaries in the amount of €70 million.

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

The applicable margin spread for borrowings under the revolving credit facility are 1.25% to 2.00% (as of June 29, 2007 – 2.00%) with respect to LIBOR borrowings and 0.25% to 1.00% (as of June 29, 2007 – 1.00%) with respect to base-rate borrowings.

Prior to April 16, 2007, the applicable margin spreads for borrowings under the term loan facilities were 2.00% to 2.125% with respect to LIBOR borrowings and 1.00% to 1.125% with respect to base-rate borrowings. On March 28, 2007, the Company amended the senior secured credit agreement (i) to lower the interest rate spread on the U.S. dollar and Euro term loans, (ii) to reduce the fees that it pays on the synthetic letter of credit facility, (iii) to add a provision requiring payment of a prepayment fee upon certain repayments for the purpose of reducing the interest rate spread effected within one year of the date of the amendment and (iv) to make certain other modifications set forth in the amendment. Effective on April 16, 2007, the applicable margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (as of June 29, 2007 – 2.00%) with respect to LIBOR borrowings and 0.875% to 1.125% (as of June 29, 2007 – 1.00%) with respect to base-rate borrowings. The applicable margin spreads under the yen and sterling term loan facilities are 2.00% to 2.125% (as of June 29, 2007 – 2.125%) with respect to LIBOR borrowings and 1.00% to 1.125% (as of June 29, 2007 – 1.125%) with respect to base-rate borrowings.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of June 29, 2007 – 0.50%).

Prior to April 16, 2007, fees on the $250 million synthetic letter of credit facility ranged from 2.00% to 2.125%. Effective on April 16, 2007, fees on the synthetic letter of credit facilities are 1.875% to 2.125% (as of June 29, 2007 – 2.00%).

The actual spreads within all ranges referred to above are based on a ratio of Consolidated Secured Debt to EBITDA, each as defined in the senior secured credit agreement.

All obligations under the senior secured credit facilities are secured by a security interest in substantially all assets of the Company and its U.S. subsidiaries.

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of the Company’s Excess Cash Flow (as defined in the senior secured credit agreement) commencing with fiscal year 2008, (ii) 100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights, and (iii) 100% of the net cash proceeds of any incurrence of debt, including debt incurred by any business securitization subsidiary in respect of any business securitization facility, but excluding proceeds from the Company’s receivables facilities and other debt permitted under the senior secured credit agreement. Any mandatory prepayments would be applied to the term loan facilities as directed by the Company. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

The Company is required to repay the senior secured term loan facilities in quarterly principal amounts of 0.25% of the funded total principal amount for the first six years and nine months, with the remaining amount payable on January 26, 2014. On March 30, 2007 and June 29, 2007, the Company voluntarily prepaid an additional $40.0 million and $300.0 million, respectively, representing all required annual installments of the U.S. term loan through its maturity in January 2014.

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

8.50% Senior Notes due 2015 and Senior Floating Rate Notes due 2015

The senior floating rate notes due 2015 bear interest equal to three-month LIBOR (as defined in the indenture) plus a spread of 3.50%. Additional interest on the 8.50% senior notes due 2015 and senior floating rate notes due 2015 may accrue at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.00% per annum) if the Company does not complete an offer to exchange the initial unregistered notes for notes that are substantially identical but are registered under the Securities Act of 1933 within 240 days after the original issue date of the notes. The exchange offer is expected to be completed in August 2007. In certain circumstances, the Company is required to maintain a shelf registration statement covering resales of the notes. If the Company does not maintain the effectiveness of such registration statement as required, additional interest would accrue. If any existing registration default is corrected, the additional interest will cease to accrue. Since management does not expect any payments will be required pursuant to this arrangement, no amount has been accrued at June 29, 2007.

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

If the Company experiences specific kinds of “changes in control,” it will be required to make an offer to purchase the 8.50% senior notes due 2015 and senior floating rate notes due 2015 at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest to the purchase date. If the Company sells assets under certain circumstances, it will be required to make an offer to purchase the 8.50% senior notes due 2015 and senior floating rate notes due 2015 at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.

5.00% Senior Notes due 2012

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% senior unsecured notes due 2012. The notes are recorded at $228.1 million as of June 29, 2007 as a result of the fair value accounting adjustments made in connection with the Transaction. The discount of $21.9 million will be accreted as interest expense over the remaining period to maturity.

Repayment of Indebtedness

With a portion of the proceeds of the new borrowings and the equity contributions in connection with the Transaction, the Company repaid the outstanding balances of its senior unsecured revolving credit facility, senior European unsecured revolving credit facility, bank term loan due March 2007, Japanese borrowings due March 2007, 6.375% senior notes due 2008, 7.00% senior notes due 2007, 7.25% senior notes and debentures due 2007 and certain other obligations. In connection with the repayment of the 6.375% senior notes due 2008 and 7.00% senior notes due 2007, the Company incurred prepayment penalties of approximately $2.4 million and $0.8 million, respectively, which were included in the purchase price of the Transaction.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of June 29, 2007, we are in compliance with these covenants.

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

	Successor		Predecessor
(in millions)	Three Months Ended June 29, 2007	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended December 29, 2006	Three Months Ended September 29, 2006	Twelve Months Ended June 29, 2007
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.7)	$4.5	$(72.9)	$87.7	$74.6	$93.2
Interest and other financing costs, net	133.6	104.0	12.8	35.9	34.4	320.7
Provision (benefit) for income taxes	(1.8)	0.2	(43.6)	48.7	47.2	50.7
Depreciation and amortization	122.2	79.2	28.8	87.6	88.3	406.1

EBITDA	253.3	187.9	(74.9)	259.9	244.5	870.7
Stock-based compensation expense (1)	10.4	7.2	78.9	5.2	5.4	107.1
Unusual or non-recurring gains and losses (2)	(24.1)	(3.8)	—	—	2.8	(25.1)
Pro forma EBITDA for equity method investees (3)	0.1	(0.1)	0.5	(2.2)	1.9	0.2
Pro forma EBITDA for certain transactions (4)	—	(0.2)	—	0.3	0.6	0.7
Costs related to the Transaction (5)	4.3	—	32.4	2.6	5.7	45.0
Other (6)	(0.4)	3.4	—	1.5	5.9	10.4

Adjusted EBITDA	$243.6	$194.4	$36.9	$267.3	$266.8	$1,009.0

(1)	Represents stock-based compensation expense resulting from the application of SFAS No. 123R for stock options, restricted stock units, restricted stock and deferred stock unit awards, including the repurchase of stock options and restricted stock units on January 26, 2007 (see Note 10 to the condensed consolidated financial statements).

(2)	Unusual or non-recurring gains and losses consist of the following:

	Successor		Predecessor
(in millions)	Three Months Ended June 29, 2007	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended December 29, 2006	Three Months Ended September 29, 2006
WearGuard-Crest asset/liability adjustments	$—	$—	$—	$—	$3.4
Delayed re-start of operations at the New Orleans Convention Center post Hurricane Katrina	—	—	—	—	0.8
Insurance proceeds related to Hurricane Katrina	(2.9)	—	—	—	(1.4)
Currency transaction gain	—	(3.8)	—	—	—
Gain on sale of 50% interest in SMG	(21.2)	—	—	—	—

Total	$(24.1)	$(3.8)	$—	$—	$2.8

(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee. Due to the sale of our 50% interest in SMG in June 2007, our estimated share of EBITDA from SMG that was previously included in Adjusted EBITDA was eliminated as follows:

	Successor	Predecessor
(in millions)	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended December 29, 2006	Three Months Ended September 29, 2006
Pro forma EBITDA for equity method investees as reported in the Company’s Form 10-Q for the quarter ended March 30, 2007	$3.6	$2.4	$5.0	$5.0
Elimination of adjustment for the estimated share of EBITDA for the SMG equity method investment	(3.7)	(1.9)	(7.2)	(3.1)

Pro forma EBITDA for equity method investees as reported in this Form 10-Q for the quarter ended June 29, 2007	$(0.1)	$0.5	$(2.2)	$1.9

(4)	Represents the annualizing of EBITDA from acquisitions made during the period.
(5)	Costs related to the merger include $21.2 million of accounting, investment banking, legal and other costs associated with the Transaction and a charge of approximately $23.8 million related to change in control payments to certain executives.
(6)	Other includes certain other miscellaneous items such as senior management severance and reorganization costs ($2.8 million) and unusual receivables write-offs ($5.3 million).

Beginning with the twelve months ended March 30, 2007, our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013 (as of June 29, 2007 – 5.875x). Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and certain other indebtedness secured by a lien reduced by the lesser of cash and cash equivalents on our balance sheet that is free and clear of any lien, or $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture. The actual ratio at June 29, 2007 was 4.02x.

Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio. The actual ratio was 2.00x for the twelve months ended June 29, 2007. Pursuant to the specified exceptions in the senior secured credit agreement and indenture and availability under the senior secured revolving credit facility, as of July 27, 2007, we generally would be permitted to incur approximately $1.3 billion of additional indebtedness before becoming subject to this ratio limitation.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

The following table summarizes the Company’s future obligations for debt repayments, estimated interest payments, and other long-term liabilities reflected on the balance sheet, as well as contingent obligations related to outstanding letters of credit as of June 29, 2007 (in thousands). The Company’s other contractual obligations and other commercial commitments have not changed significantly from those disclosed in the Predecessor’s Annual Report on Form 10-K for the year ended September 29, 2006:

	Payments Due by Period
Contractual Obligations as of June 29, 2007	Total	Fiscal 2007	Fiscal 2008 – Fiscal 2009	Fiscal 2010 – Fiscal 2011	Fiscal 2012 and Thereafter
Long-term borrowings	$5,903,167	$28,313	$24,039	$19,797	$5,831,018
Estimated interest payments (1)	3,019,900	134,200	872,800	861,500	1,151,400
Other long-term liabilities reflected on the balance sheet (2)	185,806	—	—	—	185,806

		Amount of Commitment Expiration Per Period
Other Commercial Commitments as of June 29, 2007	Total Amounts Committed	Fiscal 2007	Fiscal 2008 – Fiscal 2009	Fiscal 2010 – Fiscal 2011	Fiscal 2012 and Thereafter
Letters of credit	$151,440	$151,440	$—	$—	$—

(1)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at June 29, 2007 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2007 through 2015 is $5,857,700, $5,827,600, $5,780,600, $5,733,600, $5,685,700, $5,432,200, $5,349,000, $3,408,600 and $890,000, respectively. The average interest rate (after giving effect to interest rate swaps) for each fiscal year from 2007 through 2015 is 7.52%, 7.52%, 7.52%, 7.53%, 7.55%, 7.67%, 7.72%, 7.96%, and 8.60%, respectively. Refer to Note 6 of the condensed consolidated financial statements for the terms and maturities of existing debt obligations.
(2)	Includes certain unfunded employee retirement obligations.

The Company has excluded from the table above uncertain tax liabilities as defined in FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” due to the uncertainty of the amount and period of payment. Upon adoption of FIN 48, the Company had uncertain tax liabilities of $51.0 million (see Note 8 of the condensed consolidated financial statements).

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $192.5 million and $306.1 million at June 29, 2007 and September 29, 2006, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At June 29, 2007 and September 29, 2006, $239.8 million and $187.8 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively.

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court. The Appellate Division cited multiple errors by the trial court and reversed the finding of liability against the Company and its affiliates. The Appellate Division reversed both the compensatory and punitive damage awards and remanded the matter back to the trial court for a new trial. On June 1, 2007, the Company and certain affiliates entered into a settlement agreement with the plaintiffs, which settlement would not have a material impact on the Company’s results of operations or financial position. The settlement agreement must be approved by the Superior Court of New Jersey.

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

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against the Company and each of the Company’s directors. The two cases were putative class actions brought by stockholders alleging that the Company’s directors breached their fiduciary duties to the Company in connection with the proposal from a group of investors led by Mr. Neubauer to acquire all of the outstanding shares of the Company. On May 22, 2006, two additional cases making substantially identical allegations were brought against the Company and certain of its directors, one in the Court of Common Pleas in Philadelphia, Pennsylvania (in which only the Company and Mr. Neubauer were named as defendants) and another in the Court of Chancery of the State of Delaware in New Castle County (in which the Company and all directors were named as defendants). All of the cases made claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On June 7, 2006, the Court of Chancery of the State of Delaware consolidated the three pending Delaware actions as In re: ARAMARK Corporation Shareholders Litigation. On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint named the Company and each of the Company’s directors as defendants and alleged that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and made claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties subsequently entered into agreements to settle the Delaware consolidated actions and the action pending in the Pennsylvania Court of

Common Pleas. As part of the agreements, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee at that time (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) was to be counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling the Delaware action, counsel for the plaintiffs agreed to seek court approval of no more than $2.1 million in attorneys’ fees and expenses, which amount the Company agreed not to oppose. On April 12, 2007, the Delaware Chancery Court approved the settlement between the parties in the consolidated action, and awarded plaintiffs’ counsel $2.1 million in attorneys’ fees and expenses. In connection with settling the Pennsylvania action, counsel for the plaintiffs agreed to seek court approval of no more than $1.55 million in attorneys’ fees and expenses, which amount the Company agreed not to oppose. On May 16, 2007, the Pennsylvania Court of Common Pleas dismissed the Pennsylvania action in connection with the Delaware Chancery Court settlement approval and awarded the plaintiffs’ counsel $1.55 million in fees and expenses.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including increased food costs, labor-related, energy and product sourcing or distribution costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of further unionization of our workforce; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; our competitor’s activities or announced planned activities; merger related risks; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if were are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; our potential inability to repurchase our notes upon a change of control; a court’s ability to void our guarantees under federal and state fraudulent transfer laws; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Results of Operations and Financial Condition” sections and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of June 29, 2007 (see Note 6 to the condensed consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at June 29, 2007. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
As of June 29, 2007	2007	2008	2009	2010	2011	2012	Thereafter		Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$14	$10	$11	$8	$10	$253 (a)	$1,280	(b)	$1,586	$1,600
Average interest rate	6.0%	6.0%	5.9%	6.0%	6.0%	5.0%	8.5%		7.9%
Variable rate	$28 (d)	$12 (d)	$12 (d)	$12 (d)	$8 (d)	$6 (d)	$4,295	(c)(d)	$4,373	$4,395
Average interest rate	6.2%	6.5%	6.5%	6.5%	6.8%	7.2%	7.2%		7.2%

Interest Rate Swaps:
Receive variable/pay fixed				$783		$2,041	$170			$(2.4)
Average pay rate				5.2%		5.2%	6.6%
Average receive rate				5.4%		5.4%	7.5%

(a)	Balance includes $250 million of senior notes callable by us at any time.
(b)	Balance consists of $1,280 million of senior notes callable by us at any time with any applicable prepayment penalty.
(c)	Balance includes $500 million of senior notes callable by us at any time with any applicable prepayment penalty.
(d)	Balance includes $6 million each for fiscal 2007 through 2012 and $3,771 million for Thereafter of senior secured term loan facilities callable by us any time.

As of June 29, 2007, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of €3.2 million and £5.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of June 29, 2007, the fair value of these foreign exchange contracts was immaterial.

Beginning in November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of June 29, 2007, the Company has contracts for approximately 258,000 MMBtu’s outstanding for the remainder of fiscal 2007 and fiscal 2008. As of June 29, 2007, the fair value of these natural gas swap agreements was immaterial.

Subsequent to June 29, 2007, the Company entered into an additional series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price for approximately 510,000 MMBtu’s outstanding for the remainder of fiscal 2007 and fiscal 2008, primarily in the Uniform and Career Apparel – Rental segment.

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

(c)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2000, Antonia Verni, by guardian ad litem, and Fazila Verni sued the Company and certain affiliates, along with Ronald Verni, David Lanzaro, the New Jersey Sports & Exposition Authority, the N.Y. Giants, Harry M. Stevens, Inc. of New Jersey, Shakers, The Gallery, Toyota Motors of North America, Inc. and the National Football League, for monetary damages for injuries they suffered. On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court. The Appellate Division cited multiple errors by the trial court and reversed the finding of liability against the Company and its affiliates. The Appellate Division reversed both the compensatory and punitive damage awards and remanded the matter back to the trial court for a new trial. On June 1, 2007, the Company and certain affiliates entered into a settlement agreement with the plaintiffs, which settlement would not have a material impact on the Company’s results of operations or financial position. The settlement agreement must be approved by the Superior Court of New Jersey.

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against the Company and each of the Company’s directors. The two cases were putative class actions brought by stockholders alleging that the Company’s directors breached their fiduciary duties to the Company in connection with the proposal from a group of investors led by Mr. Neubauer to acquire all of the outstanding shares of the Company. On May 22, 2006, two additional cases making substantially identical allegations were brought against the Company and certain of its directors, one in the Court of Common Pleas in Philadelphia, Pennsylvania (in which only the Company and Mr. Neubauer were named as defendants) and another in the Court of Chancery of the State of Delaware in New Castle County (in which the Company and all directors were named as defendants). All of the cases made claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On June 7, 2006, the Court of Chancery of the State of Delaware consolidated the three pending Delaware actions as In re: ARAMARK Corporation Shareholders Litigation. On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint named the Company and each of the Company’s directors as defendants and alleged that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and made claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties subsequently entered into agreements to settle the Delaware consolidated actions and the action pending in the Pennsylvania Court of Common Pleas. As part of the agreements, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee at that time (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) was to be counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling the Delaware action, counsel for the plaintiffs agreed to seek court approval of no more than $2.1 million in attorneys’ fees and expenses, which amount the Company agreed not to oppose. On April 12, 2007, the Delaware Chancery Court approved the settlement between the parties in the consolidated action, and awarded plaintiffs’ counsel $2.1 million in attorneys’ fees and expenses. In connection with settling the Pennsylvania action, counsel for the plaintiffs agreed to seek court approval of no more than $1.55 million in attorneys’ fees and expenses, which amount the Company agreed not to oppose. On May 16, 2007, the Pennsylvania Court of Common Pleas dismissed the Pennsylvania action in connection with the Delaware Chancery Court settlement approval and awarded the plaintiffs’ counsel $1.55 million in fees and expenses.

ITEM 1A. RISK FACTORS

Risks related to our business

General

Unfavorable economic conditions and increased operating costs adversely affect our results of operations and financial condition.

Each of our business segments has been adversely affected by weaker economic conditions in the United States during the past several years, including with respect to manufacturing, technology and service industry clients. Layoffs and business downturns among our business clients have negatively affected our sales and operating results. A national or international economic downturn reduces demand for our services in each of our operating segments, which has resulted, and may in the future result, in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. In addition, insolvency experienced by clients, especially larger clients, particularly in the non-profit healthcare and airline industries, could make it difficult for us to collect amounts we are owed and could result in the voiding of existing contracts. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs. Any future terrorist attacks, and the national and global military, diplomatic and financial response to such attacks or other threats also may adversely affect our sales and operating results. Natural disasters also may affect our sales and operating results. For example, Hurricanes Katrina and Rita, which badly damaged the Gulf Coast of the United States in August and September of 2005, impacted many of ARAMARK’s food service, facilities and uniform clients in Louisiana, Mississippi, Alabama and Texas. ARAMARK experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, and the effect of the temporary conversion of a number of ARAMARK client locations to provide food and shelter to those left homeless by the storms.

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers’ compensation, state unemployment insurance and healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we were unable to recover such increased costs through increases in the prices for our products and services, due to general economic conditions, competitive conditions, or both. For example, oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform services business, and to a lesser extent in our food and support services segment. We also have experienced recent increases in our food costs. While we believe a portion of these increases is attributable to rising fuel prices, we believe the increases also result from rising global food demand and the increased production of biofuels such as ethanol. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes. Approximately 74% of our food and support services sales are from profit and loss contracts under which we have limited ability to pass on cost increases to our clients.

Our business may suffer if we are unable to hire and retain sufficient qualified personnel or if labor costs increase.

In the past, the United States has periodically experienced reduced levels of unemployment, which has created a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment can compromise our ability in certain of our businesses to continue to provide quality service or compete for new business. From time to time, we have had difficulty in hiring and maintaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. Our success also depends to a substantial extent on the ability, experience and performance of our management, particularly our Chairman and Chief Executive Officer, Joseph Neubauer. We also regularly hire a large number of part-time workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that 74% of our Food and Support Services segment’s sales are from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.

Our expansion strategy involves risks.

We may seek to acquire companies or interests in companies or enter into joint ventures that complement our business, and our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. We may be evaluating acquisitions or engaging in acquisition negotiations at any given time. We cannot be sure that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority shareholders. Our joint venture partners may also have interests which differ from ours.

The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain clients or management personnel and problems coordinating technology and supply chain arrangements. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may affect our sales. Similarly, our business depends on effective information technology systems and implementation delays or poor execution of the integration of different information technology systems could disrupt our operations and increase costs. Possible future acquisitions could result in the incurrence of additional debt and related interest expense or contingent liabilities and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results and/or cash flow. In addition, goodwill resulting from business combinations represents a significant portion of our assets. If the goodwill were deemed to be impaired, we would need to take a charge to earnings to write down the goodwill to its fair value.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state, national, provincial and local levels in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, minimum wage, overtime, wage payment, wage and hour and employment discrimination, human health and safety, federal motor carrier safety, environmental protection, the import and export of goods and customs regulations and the services we provide in connection with governmentally funded entitlement programs.

From time to time, both federal and state governmental agencies have conducted audits of our billing practices as part of investigations of providers of services under governmental contracts, or otherwise. We also receive requests for information from governmental agencies in connection with these audits. While we attempt to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations.

In July 2004, the Company learned that it was under investigation by the United States Department of Commerce, among others, relating to Galls, a division of the Company, in connection with record keeping and documentation of certain export sales. The Government obtained and received numerous records from the Company which is cooperating in the investigation.

If we fail to comply with applicable laws and regulations, including with respect to the export matters related to the Galls division described above, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, prohibitions on exporting, seizures or debarments from government contracts. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

Changes in or new interpretations of the governmental regulatory framework may affect our contract terms and may reduce our sales or profits.

A portion of our sales, estimated to be approximately 15% in fiscal 2006, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced, any of which could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations.

Our failure to retain our current clients and renew our existing client contracts could adversely affect our business.

Our success depends on our ability to retain our current clients and renew our existing client contracts. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure you that we will be able to renew existing client contracts at the same or higher rates or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. The failure to renew a significant number of our existing contracts would have a material adverse effect on our business and results of operations.

We may be adversely affected if customers reduce their outsourcing or use of preferred vendors.

Our business and growth strategies depend in large part on the continuation of a current trend toward outsourcing services. Clients will outsource if they perceive that outsourcing may provide higher quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain that this trend will continue or not be reversed or that clients that have outsourced functions will not decide to perform these functions themselves. In addition, labor unions representing employees of some of our current and prospective clients have occasionally opposed the outsourcing trend to the extent that they believed that current union jobs for their memberships might be lost. In these cases, unions typically seek to ensure that jobs that are outsourced continue to be unionized and thus, the unions seek to direct to union employees the performance of the types of services we offer. We have also identified a trend among some of our clients toward the retention of a limited number of preferred vendors to provide all or a large part of their required services. We cannot be certain that this trend will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Unfavorable developments with respect to either of these trends could have a material adverse effect on our business and results of operations.

Our international business results are influenced by currency fluctuations and other risks that could have an effect on our results of operations and financial condition.

A significant portion of our sales is derived from international business. During fiscal 2006, approximately 22% of our sales were generated outside the United States. We currently have a presence in 17 countries outside of the United States with approximately 75,000 personnel. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations. We intend to continue to develop our business in emerging countries over the long term. Emerging international operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; Foreign Corrupt Practice Act compliance issues; and nationalization and expropriation of private assets.

Our operations are seasonal and quarter to quarter comparisons may not be a good indicator of our performance.

In the first and second fiscal quarters, within the Food and Support Services—U.S. segment, there historically has been a lower level of sales at the historically higher margin sports, entertainment and recreational food service operations, which is partly offset by increased activity in the educational sector. In the third and fourth fiscal quarters, there historically has been a significant increase in sales at sports, entertainment and recreational accounts, which is partially offset by the effect of summer recess in the educational sector. The sales of WearGuard, one of our direct marketing companies, generally increase during the first quarter of the fiscal year because of the onset of colder weather in the northern tier of the United States, as well as the gift-giving holidays. For these reasons, a quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future.

Further unionization of our workforce may increase our costs.

Approximately 37,000 employees in our U.S. operations are represented by unions and covered by collective bargaining agreements. Certain unions representing employees in our U.S. Food and Support Services and Uniform and Career Apparel segments have begun a union campaign targeting us and the other major companies in our industry for increased representation of our workforce. We have always respected our employees’ right to unionize or not to unionize. However, the unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and affect adversely our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could affect adversely our business, financial condition or results of operations.

Environmental regulations may subject us to significant liability and limit our ability to grow.

We are subject to various federal, state and local laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. For example, industrial laundries in our uniform rental segment use and must discharge wastewater containing detergents and other residues from the laundering of garments and other merchandise through publicly operated treatment works or sewer systems and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. In the course of our business, we settle, or contribute to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials. We may, in the future, be required to expend material amounts to rectify the consequences of any such disposal. Under federal and state environmental laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from our owned or leased property, as well as related costs of investigation and property damage. Liability may be imposed upon us without regard to whether we knew of or were responsible for the presence of such hazardous or toxic substances. There can be no assurances that locations that we own, lease or otherwise operate or that we may acquire in the future have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded plants. In connection with our operations and the operations of our predecessors or companies that we have acquired, hazardous or toxic substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is damaged or the value of such properties is diminished by such migration.

Our Sponsors control us and may have conflicts of interest with us or you in the future.

Our Sponsors indirectly own, through their ownership in our parent companies, a substantial portion of our capital stock on a fully-diluted basis because of the Transaction. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether noteholders believe that any such transactions are in their own best interests. For example, the Sponsors could cause us to make acquisitions that increase the amount of indebtedness that is secured or to sell assets, which may impair our ability to make payments under the notes. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsor Funds, or other funds controlled by or associated with the Sponsors, continue to own a significant amount of the outstanding shares of our ultimate parent company’s common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

Food and Support Services

Competition in our industry could adversely affect our results of operations.

There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our customers. Certain of our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. This has been observed particularly in our business and industry sector in recent years. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self operate their food service, eliminating the opportunity for us to serve them or compete for the account. While we have a significant international presence, should business sector clients require multinational bidding, we may be placed at a competitive disadvantage because we may not be able to offer services in as many countries as some of our competitors.

Sales of sports, entertainment and recreational services would be adversely affected by a decline in attendance at client facilities or by a reduction or cessation of events.

The portion of our food and support services business which provides services in public facilities such as convention centers and tourist and recreational attractions is sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients’ facilities could result in a reduction in our sales. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our sales, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including labor disruptions involving sports leagues, poor performance by the teams playing in a facility and inclement weather, which would adversely affect sales and profits. For example, on September 17, 2004, the owners of the National Hockey League (“NHL”) teams locked out the NHL players and the 2004-2005 season was subsequently cancelled. The cancelled 2004-2005 season resulted in a loss of sales and reduced profits at the National Hockey League venues we service. In July 2005, the NHL and the NHL Players’ Association announced they had reached an agreement that became effective for the 2005-2006 season.

The pricing and cancellation terms of our food and support services contracts may constrain our ability to recover costs and to make a profit on our contracts.

The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our profit and loss contracts contain minimum guaranteed remittances to our client regardless of our sales or profit at the facility involved. If sales do not exceed costs under a contract which contains minimum guaranteed commissions, we will bear any losses which are incurred, as well as the guaranteed commission. Generally, our contracts limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client’s consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. The refusal by individual clients to permit the sale of some products at their venues, the imposition by clients of limits on prices which are not economically feasible for us, or decisions by clients to curtail their use of the services we provide could adversely affect our sales and results of operations.

Our business is contract intensive and may lead to client disputes.

Our business is contract intensive and we are parties to many contracts with clients all over the world. Our client interest contracts, provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service. Contract terms under which we base these determinations may be subject to differing interpretations which could result in disputes with our clients from time to time. Clients generally have the right to audit our contracts, and we periodically review our compliance with contract terms and provisions. If clients were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect sales and operating results. While we do not believe any reviews, audits or other such matters would result in material adjustments, if a large number of our client arrangements were modified in response to any such matter, the effect could be materially adverse to our business or results of operations. Claims of illness or injury associated with the service of food and beverage to the public could adversely affect us. Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. As a result, we could be adversely affected by negative publicity resulting from food quality or handling claims at one or more of the facilities that we serve. In addition to decreasing our sales and profitability at our facilities, adverse publicity could negatively impact our service reputation, hindering our ability to renew contracts on favorable terms or to obtain new business. In addition, future food product recalls and health concerns may from time to time disrupt our business.

In fiscal 2006, one distributor provided approximately 53% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure in such countries.

If our relationship with, or the business of, SYSCO, our main U.S. distributor of our food and non-food products were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. Similarly, a sudden termination of the relationship with a significant provider in other geographic areas could in the short term adversely affect our ability to provide services and disrupt our customer relationships in such areas.

Governmental regulations relating to food and beverages may subject us to significant liability.

The regulations relating to each of our food and support service sectors are numerous and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including in some cases requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

We serve alcoholic beverages at many facilities, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to the patron and/or third parties for the acts of the patron. Although we sponsor regular training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and most contracts are subject to termination if we lose our liquor license for the facility.

Uniform and Career Apparel

Competition in the uniform rental industry could adversely affect our results of operations.

We have a number of major national competitors in the uniform rental industry with significant financial resources. In addition, there are regional and local uniform suppliers whom we believe may have strong customer loyalty. While most customers focus primarily on quality of service, uniform rental also is a price-sensitive service and if existing or future competitors seek to gain customers or accounts by reducing prices, we may be required to lower prices, which would reduce our sales and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this segment would put us at a competitive disadvantage. In addition, due to competition in our Direct Marketing segment, it has become increasingly important for us to source garments and other products overseas, particularly in Asia. To the extent we are not able to effectively source such products in Asia and gain the related cost savings, we may be at a further disadvantage in relation to some of our competitors.

Economic and business conditions affecting our customer base and our operating costs could negatively impact our sales and operating results.

We supply uniform services to the airline, hospitality, retail and manufacturing industries, among others, all of which have been subject to one or more of shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and a shift to offshore manufacturing. Economic hardship among our client base could cause some of our clients to restrict expenditures or even cease to conduct business, both of which could negatively affect our sales and operating results.

Our operations are exposed to fluctuations in garment and fuel prices. The cost of gasoline and natural gas has fluctuated significantly in the United States in the last several years. To the extent we are not able to mitigate or pass on our increased costs to customers—for fuel expenses or any other of our costs that may increase—our operating results may be negatively affected.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our senior notes.

We are highly leveraged. As of June 29, 2007, our indebtedness was $5,935.6 million, including our senior notes. We also had an additional $569.7 million available for borrowing under our revolving credit facility at that date. In addition, approximately $238.3 million of funding was outstanding under our receivables facility as of June 29, 2007. The following table shows our level of indebtedness and certain other information:

As of June 29, 2007
(in millions)
Senior secured revolving credit facility(1)	$24.0
Senior secured term loan facility(2)	3,807.7
Senior notes due 2015	1,780.0
Senior notes due 2012(3)	228.1
Other existing debt(4)	95.8

Total balance sheet debt	$5,935.6

(1)	Upon the closing of the Transaction, we entered into a $600.0 million revolving credit facility with a six-year maturity.
(2)	Upon the closing of the Transaction, we entered into a new $4,150.0 million term loan facility with a seven-year maturity, the full amount of which was borrowed on the closing date. Through June 29, 2007, we have paid down $351.9 million of outstanding term loan principal. We also entered into a $250.0 million synthetic letter of credit facility. As of June 29, 2007, we had issued approximately $138.3 million in letters of credit under this facility.

(3)	Consists of $250.0 million aggregate principal amount of senior notes due 2012 recorded at $228.1 million on our balance sheet as of June 29, 2007 as a result of fair value adjustments related to purchase accounting. The discount of $21.9 million is being accreted as interest expense over the remaining period to maturity.
(4)	Consists of $54.4 million of capital lease obligations and $41.4 million of other indebtedness, consisting primarily of borrowings by our foreign subsidiaries.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our notes;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•

exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities and our receivables facility will be at variable rates of interest;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our senior fixed rate notes and our senior floating rate notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify. If the Transaction had occurred on October 1, 2005, our pro forma interest expense for the twelve months ended September 29, 2006 would have been $537.6 million. At June 29, 2007, we had $3,831.7 million of funded debt under our senior secured credit agreement (the interest rate on $2,680.0 million, £50.0 million and ¥5.0 billion of which has been fixed pursuant to interest rate swap agreements) in addition to $500.0 million of senior floating rate notes and $238.3 million outstanding under our receivables facility, which are based on a floating rate index. A 0.125% increase in these floating rates would increase annual interest expense by approximately $2.0 million.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indenture governing our senior fixed rate notes and senior floating rate notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock, make unscheduled payments on our notes, repurchase or redeem our notes or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

Our senior notes due 2012 contain covenants that, among other things, limit our ability to merge or consolidate with or into any person, enter into liens on principal property, enter into sale and lease back transactions, or to sell, lease or convey all or substantially all of our assets.

In addition, the senior secured revolving credit facility requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon our failure to maintain compliance with these covenants that is not waived by the lenders under the revolving credit facility, the lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our unsecured indebtedness, including our notes.

Risks to Our Noteholders

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness, including each series of our notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including each series of our notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing our senior fixed rate and senior floating rate notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including our notes.

The right to receive payments on each series of our notes is effectively junior to those lenders who have a security interest in our assets.

Our obligations under our notes and our guarantors’ obligations under their guarantees of the senior fixed rate and senior floating rate notes are unsecured, but our obligations under our senior secured credit facilities and each guarantor’s obligations under their respective guarantees of the senior secured credit facilities are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of most of our wholly-owned U.S. subsidiaries and the stock of certain of our non-U.S. subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior secured credit agreement, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of any series of our notes, even if an event of default exists under the indenture governing the applicable notes at such time. Furthermore, in the case of our senior fixed rate notes and our senior floating rate notes, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under those notes, then that guarantor will be released from its guarantee of the senior fixed rate and senior floating rate notes automatically and immediately upon such sale. In any such event, because our senior fixed rate and senior floating rate notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which noteholder claims could be satisfied or, if any assets remained, they might be insufficient to satisfy fully the claims of our noteholders.

As of June 29, 2007, we had $3,894.5 million of senior secured indebtedness, most of which was indebtedness under our senior secured credit facilities and which does not include availability of $558.4 million under our revolving credit facility. In addition, $238.3 million of funding was outstanding under our receivables facility. The indenture governing our notes permits us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including senior secured indebtedness.

Claims of noteholders will be structurally subordinate to claims of creditors of all of our non-U.S. subsidiaries and some of our U.S. subsidiaries because they did not guarantee the notes.

Our senior fixed rate notes and senior floating rate notes are not guaranteed by any of our non-U.S. subsidiaries, our receivables subsidiaries or certain other U.S. subsidiaries. In addition, our senior notes due 2012 are not guaranteed by any of our subsidiaries. Accordingly, claims of holders of our notes are structurally subordinate to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries have to be satisfied before any of the assets of such subsidiaries are available for distribution, upon a liquidation or otherwise, to us or a guarantor of our notes.

If we default on our obligations to pay our indebtedness, we may not be able to make payments on our notes.

Any default under the agreements governing our indebtedness, including a default under the senior secured credit agreement, that is not waived by the required lenders thereunder, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on our notes and substantially decrease the market value of our notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in our senior secured credit facilities and the indentures under which the notes were issued), we could be in default under the terms of the agreements governing such indebtedness, including our senior secured credit agreement and the indentures under which our notes were issued. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit agreement, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We may not be able to repurchase the senior fixed rate notes and the senior floating rate notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all of our outstanding senior fixed rate notes and senior floating rate notes at 101% of their principal amount plus accrued and unpaid interest. The source of funds for any such purchase of our senior fixed rate notes and our senior floating rate notes will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase our senior fixed rate notes and our senior floating rate notes upon a change of control because we may not have sufficient financial resources to purchase all of our senior fixed rate notes and senior floating rate notes that are tendered upon a change of control. Further, we are contractually restricted under the terms of our senior secured credit agreement from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase our notes unless we are able to refinance or obtain waivers under our senior secured credit agreement. Our failure to repurchase our notes upon a change of control will cause a default under the indenture under which the senior fixed rate notes and the senior floating rate notes were senior fixed rate notes and the senior floating rate issued and a cross-default under the senior secured credit agreement. The senior secured credit agreement also provides that a change of control is a default that permits lenders to accelerate the maturity of borrowings thereunder. Any of our future debt agreements may contain similar provisions.

The lenders under our senior secured credit facilities have the discretion to release the guarantors under the senior secured credit agreement in a variety of circumstances, which will cause those guarantors to be released from their guarantees of our senior fixed rate notes and our senior floating rate notes.

While any obligations under the senior secured credit facilities remain outstanding, any guarantee of our senior fixed rate notes and our senior floating rate notes may be released without action by, or consent of, any holder of our senior fixed rate notes and our senior floating rate notes or the trustee under the indenture governing our senior fixed rate notes and our senior floating rate notes at the discretion of lenders under our senior secured credit facilities, if the related guarantor is no longer a guarantor of obligations under our senior secured credit facilities or any other indebtedness. The lenders under our senior secured credit facilities have the discretion to release the guarantees under our senior secured credit facilities in a variety of circumstances. Noteholders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of our senior fixed rate notes and our senior floating rate notes, and our indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

Federal and state fraudulent transfer laws may permit a court to void our guarantees, and, if that occurs, noteholders may not receive any payments on our senior fixed rate notes and senior floating rate notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of our notes and the incurrence of our guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, our notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of our guarantors, as applicable, issued our notes or incurred our guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of our guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing our notes or incurring our guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

•	we or any of our guarantors, as applicable, were insolvent or rendered insolvent by reason of our issuance of our notes or our incurrence of our guarantees;

•	the issuance of our notes or the incurrence of our guarantees left us or any of our guarantors, as applicable, with an unreasonably small amount of capital to carry on our business;

•	we or any of our guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or

•

we or any of our guarantors was a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

If a court were to find that the issuance of our notes or the incurrence of our guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under our notes or such guarantee or further subordinate our notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of our notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, our noteholders may not receive any repayment on our notes. Further, the voidance of our notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor.

We cannot be certain as to the standards a court would use to determine whether or not we or our guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of our guarantees would not be further subordinated to our or any of our guarantors’ other debt.

ITEM 5. OTHER INFORMATION

On August 8, 2007, the Board of Directors of our Parent Company approved an amendment to Schedule 1 of its outstanding Non Qualified Stock Option Agreements (the “Agreements”), including the Agreements of the named executive officers, and approved a new form of Non Qualified Stock Option Agreement for future grants of stock options. Schedule 1 to the Agreements was amended to revise the performance targets for fiscal 2008 and fiscal 2009 that determine the vesting of performance-based stock options. The new form of Non Qualified Stock Option Agreement is substantially similar to the current form, but contains a new Schedule 1 that reflects the revised performance targets described above and new performance targets for fiscal 2011. The amended Schedule 1 and the new form of Non Qualified Stock Option Agreements are attached hereto as Exhibits 10.1 and 10.2 and are incorporated by reference herein.

On August 8, 2007, the Board of Directors of our Parent Company also approved an Amended and Restated 2005 Deferred Compensation Plan (the “Amended Deferred Compensation Plan”) that complies with the final deferred compensation rules set forth in Section 409A of the Internal Revenue Code. The Amended Deferred Compensation Plan is substantially similar to the 2005 Deferred Compensation Plan, except for certain changes that are required by the final deferred compensation rules, including the following:

•

The “savings clause” with respect to payments on termination of employment was modified to expressly state that upon a separation from service of a “specified employee” (generally, the top 50 most highly compensated employees), any payments made under the Amended Deferred Compensation Plan must be delayed for six months after such separation from service.

•	Certain technical references to Section 409A requirements relating to the limitation on the timing of deferral elections were added to the Amended Deferred Compensation Plan.

On August 8, 2007 the Board of Directors of our Parent Company also approved the Amended and Restated Savings Incentive Retirement Plan (the “Amended SIRP”) that complies with the final deferred compensation rules set forth in Section 409A of the Internal Revenue Code. The Amended SIRP is substantially similar to the Savings Incentive Retirement Plan, except for certain changes that are required by the final deferred compensation rules, including the following:

•

The “savings clause” with respect to payments on termination of employment was modified to expressly state that upon a separation from service of a “specified employee”, any payments made under the SIRP must be delayed for six months after such separation from service.

•

The definition of “separation from service” was amended to refer to specific Section 409A requirements regarding the extent to which an employee may be deemed to have separated from service for purposes of Section 409A in connection with leaves of absence or in connection with a substantial reduction in service.

•

The eligibility requirements for new employees were amended to refer to specific Section 409A requirements, including that any deferral election made by such a participant must relate only to compensation paid for services performed after the date of the election.

•	The provision on withdrawals due to the occurrence of an “Unforeseeable Emergency” was amended to refer to specific Section 409A requirements.

•

The Amended SIRP modified the de minimis cashout provision for balances of less than $10,000 to include a requirement that balances under similar categories of deferred compensation plans be aggregated for purposes of determining whether the $10,000 threshold is met.

•	The termination provision has been amended to limit the ability to accelerate payments in connection with a termination of the plan to certain narrow circumstances permitted by Section 409A.

On August 8, 2007, the Board of Directors of our Parent Company approved amendments to the Survivor Income Protection Plan (the “Amended Survivor Plan”) to ensure that the Amended Survivor Plan now complies with the final deferred compensation rules set forth in Section 409A of the Internal Revenue Code. The Amended Survivor Plan entitles a surviving spouse or domestic partner and dependent children to receive the participant’s full base salary for one year after the participant’s death and one-half of the participant’s base salary for the subsequent nine years. A participant in the Amended Survivor Plan who is 65 and has attained 5 years of employment with the Company is entitled to a benefit equal to one times his or her base salary payable in January of the year following his or her year of retirement, subject to further delay for participants who are “specified employees.”

The foregoing descriptions of the Amended Deferred Compensation Plan, the Amended SIRP and the Amended Survivor Plan do not purport to be complete and are qualified in their entirety by the full text of the plan documents that are attached hereto as exhibits and incorporated by reference herein.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Schedule 1 to Non Qualified Stock Option Agreement.

10.2	Form of Non Qualified Stock Option Agreement.

10.3	Amended and Restated 2005 Deferred Compensation Plan.

10.4	Amended and Restated Savings Incentive Retirement Plan.

10.5	Amended Survivor Income Protection Plan.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

August 8, 2007	/s/ JOHN M. LAFFERTY
John M. Lafferty
Senior Vice President, Controller
and Chief Accounting Officer