Form 10-Q/A
period 2007-06-29
ARAMARK CORP
filed 2007-12-26
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

EXPLANATORY NOTE

This Amendment No. 1 amends our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2007, as filed with the Securities and Exchange Commission on August 8, 2007 (the “Original Filing”). We are filing this Amendment No. 1 to revise the presentation of our Condensed Consolidated Statements of Operations for the fiscal quarter ended June 29, 2007 and the Successor period from January 27, 2007 through June 29, 2007. The revision consists of a reclassification between line items within the statement caption “Costs and Expenses” in the Condensed Consolidated Statements of Operations, and had no effect on “Operating income,” “Income (Loss) before income taxes,” “Net income (loss),” the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Cash Flows or the Condensed Consolidated Statements of Shareholders’ Equity.

During the three months ended June 29, 2007, ARAMARK Corporation sold its 50% partnership interest in SMG for approximately $285 million, net of transaction costs (see Note 14). This transaction, for financial reporting purposes, resulted in a gain of $21.2 million which was originally recognized as a reduction of “Cost of services provided” and is now being reclassified to a separate line item entitled “Other (income) expense” in the Condensed Consolidated Statements of Operations.

Except as set forth above and the updated certifications, this Form 10-Q/A continues to speak as of August 8, 2007, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since August 8, 2007.

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

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Successor	Predecessor
	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006
Sales	$3,144,104	$2,933,638

Costs and Expenses:
Cost of services provided	2,858,884	2,676,846
Depreciation and amortization	122,232	85,542
Selling and general corporate expenses	53,123	44,152
Goodwill impairment	—	35,000
Other (income) expense (Note 14)	(21,177)	—

	3,013,062	2,841,540

Operating income	131,042	92,098
Interest and Other Financing Costs, net	133,608	36,382

Income (Loss) before income taxes	(2,566)	55,716
Provision (Benefit) for Income Taxes	(1,839)	20,733

Net income (loss)	$(727)	$34,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Successor	Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 30, 2006
Sales	$5,289,724	$3,945,868	$8,689,061

Costs and Expenses:
Cost of services provided	4,791,364	3,586,961	7,898,818
Depreciation and amortization	201,452	116,438	251,053
Selling and general corporate expenses	78,289	173,934	129,884
Goodwill impairment	—	—	35,000
Other (income) expense (Note 14)	(21,177)	—	—

	5,049,928	3,877,333	8,314,755

Operating income	239,796	68,535	374,306
Interest and Other Financing Costs, net	237,629	48,672	105,543

Income before income taxes	2,167	19,863	268,763
Provision (Benefit) for Income Taxes	(1,619)	5,063	82,028

Net income	$3,786	$14,800	$186,735

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

Period from January 27, 2007 through June 29, 2007
Expected volatility	20.00%
Expected dividend yield	0.00%
Expected life (in years)	6.25
Risk-free interest rate	4.46% -5.09%

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

Period from January 27, 2007 through June 29, 2007
Expected volatility	20.00%
Expected dividend yield	0.00%
Expected life (in years)	5.5 -7.0
Risk-free interest rate	4.46% - 5.09%

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

(12)	BUSINESS SEGMENTS:

Sales and operating income (loss) by reportable segment follow (in thousands):

	Successor	Predecessor
Sales	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006
Food and Support Services—United States	$1,981,752	$1,874,045
Food and Support Services—International	744,304	661,214
Uniform and Career Apparel—Rental	328,481	301,462
Uniform and Career Apparel—Direct Marketing	89,567	96,917

	$3,144,104	$2,933,638

	Successor	Predecessor
Sales	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 30, 2006
Food and Support Services—United States	$3,354,207	$2,477,624	$5,542,114
Food and Support Services—International	1,234,519	911,361	1,926,327
Uniform and Career Apparel—Rental	549,254	416,573	896,459
Uniform and Career Apparel—Direct Marketing	151,744	140,310	324,161

	$5,289,724	$3,945,868	$8,689,061

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Successor	Predecessor
Operating Income (Loss)	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006
Food and Support Services—United States	$70,204	$88,657
Food and Support Services—International	29,520	30,540
Uniform and Career Apparel—Rental	33,042	34,231
Uniform and Career Apparel—Direct Marketing	567	(45,888)

	133,333	107,540
Corporate	(23,468)	(15,442)
Other income (expense) (Note 14)	21,177	—

Operating Income	131,042	92,098
Interest, net	(133,608)	(36,382)

Income (Loss) Before Income Taxes	$(2,566)	$55,716

	Successor	Predecessor
Operating Income (Loss)	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 30, 2006
Food and Support Services—United States	$136,745	$115,832	$272,802
Food and Support Services—International	58,217	37,524	88,786
Uniform and Career Apparel—Rental	52,198	45,917	98,682
Uniform and Career Apparel—Direct Marketing	83	5,244	(39,238)

	247,243	204,517	421,032
Corporate	(28,624)	(135,982)	(46,726)
Other income (expense) (Note 14)	21,177	—	—

Operating Income	239,796	68,535	374,306
Interest, net	(237,629)	(48,672)	(105,543)

Income Before Income Taxes	$2,167	$19,863	$268,763

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

During the Successor three months ended June 29, 2007, the Company sold its 50% partnership interest in SMG for approximately $285 million, net of transaction fees, which exceeded the historical basis of the investment prior to the Transaction by approximately $217 million. The excess is fully taxable, resulting in a current income tax liability of approximately $76 million. In connection with the Transaction accounting, the SMG investment was written up to its estimated acquisition date fair value, except for the portion (approximately 10%) related to the carryover investor basis (see Note 2). As a result, for financial reporting purposes a gain of $21.2 million, related to the Predecessor basis portion of the investment, was recognized as “Other (income) expense” in the Condensed Consolidated Statements of Operations. In the original report on Form 10-Q filed August 8, 2007, this item was classified as a reduction of “Cost of services provided.”

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended June 29, 2007 (Successor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$297.1	$2,029.5	$817.5	$—	$3,144.1
Equity in Net Income of Subsidiaries	94.2	—	—	(94.2)	—

	391.3	2,029.5	817.5	(94.2)	3,144.1
Costs and Expenses:
Cost of services provided	305.1	1,809.1	744.7	—	2,858.9
Depreciation and amortization	4.0	98.1	20.2	—	122.3
Selling and general corporate expenses	24.7	22.5	5.9	—	53.1
Other (income) expense	—	(21.2)	—	—	(21.2)

	333.8	1,908.5	770.8	—	3,013.1

Operating income	57.5	121.0	46.7	(94.2)	131.0
Interest and Other Financing Costs, net:
Interest expense, net	118.5	0.6	14.5	—	133.6
Intercompany interest, net	(0.2)	(1.7)	1.9	—	—

Interest and Other Financing Costs, net	118.3	(1.1)	16.4	—	133.6

Income (Loss) before income taxes	(60.8)	122.1	30.3	(94.2)	(2.6)
Provision (Benefit) for Income Taxes	(60.1)	47.7	10.5	—	(1.9)

Net income (loss)	$(0.7)	$74.4	$19.8	$(94.2)	$(0.7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from January 27, 2007 through June 29, 2007 (Successor)

(In Millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$495.7	$3,444.3	$1,349.7	$—	$5,289.7
Equity in Net Income of Subsidiaries	149.1	—	—	(149.1)	—

	644.8	3,444.3	1,349.7	(149.1)	5,289.7
Costs and Expenses:
Cost of services provided	480.8	3,075.2	1,235.4	—	4,791.4
Depreciation and amortization	7.7	159.4	34.4	—	201.5
Selling and general corporate expenses	30.6	38.3	9.4	—	78.3
Other (income) expense	—	(21.2)	—	—	(21.2)

	519.1	3,251.7	1,279.2	—	5,050.0

Operating income	125.7	192.6	70.5	(149.1)	239.7
Interest and Other Financing Costs, net:
Interest expense, net	215.8	1.0	20.8	—	237.6
Intercompany interest, net	(0.2)	(2.8)	3.0	—	—

Interest and Other Financing Costs, net	215.6	(1.8)	23.8	—	237.6

Income (Loss) before income taxes	(89.9)	194.4	46.7	(149.1)	2.1
Provision (Benefit) for Income Taxes	(93.6)	76.2	15.8	—	(1.6)

Net income	$3.7	$118.2	$30.9	$(149.1)	$3.7

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

	Successor		Predecessor
	Three Months Ended June 29, 2007		Three Months Ended June 30, 2006
Sales by Segment	$	%	$	%
Food and Support Services - United States	$1,981.7	63%	$1,874.0	64%
Food and Support Services - International	744.3	24%	661.2	23%
Uniform and Career Apparel - Rental	328.5	10%	301.5	10%
Uniform and Career Apparel - Direct Marketing	89.6	3%	96.9	3%

	$3,144.1	100%	$2,933.6	100%

	Successor	Predecessor	Combined(1)		Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007		Nine Months Ended June 30, 2006
Sales by Segment	$	$	$	%	$	%
Food and Support Services - United States	$3,354.2	$2,477.6	$5,831.8	63%	$5,542.1	64%
Food and Support Services - International	1,234.5	911.4	2,145.9	23%	1,926.3	22%
Uniform and Career Apparel - Rental	549.2	416.6	965.8	11%	896.5	10%
Uniform and Career Apparel - Direct Marketing	151.8	140.3	292.1	3%	324.2	4%

	$5,289.7	$3,945.9	$9,235.6	100%	$8,689.1	100%

	Successor		Predecessor
	Three Months Ended June 29, 2007		Three Months Ended June 30, 2006
Operating Income (Loss) by Segment	$	%	$	%
Food and Support Services - United States	$70.2	54%	$88.7	96%
Food and Support Services - International	29.5	23%	30.5	33%
Uniform and Career Apparel - Rental	33.0	25%	34.2	37%
Uniform and Career Apparel - Direct Marketing	0.6	0%	(45.9)	-50%

	133.3	102%	107.5	116%
Corporate	(23.5)	-18%	(15.4)	-16%
Other income (expense)	21.2	16%	—	—

	$131.0	100%	$92.1	100%

	Successor	Predecessor	Combined(1)		Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007		Nine Months Ended June 30, 2006
Operating Income (Loss) by Segment	$	$	$	%	$	%
Food and Support Services - United States	$136.7	$115.9	$252.6	82%	$272.8	73%
Food and Support Services - International	58.2	37.5	95.7	31%	88.8	24%
Uniform and Career Apparel - Rental	52.2	45.9	98.1	32%	98.7	26%
Uniform and Career Apparel - Direct Marketing	0.1	5.2	5.3	2%	(39.3)	-11%

	247.2	204.5	451.7	147%	421.0	112%
Corporate	(28.6)	(136.0)	(164.6)	-54%	(46.7)	-12%
Other income (expense)	21.2	—	21.2	7%	—	—

	$239.8	$68.5	$308.3	100%	$374.3	100%

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

	Successor	Predecessor
	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006	Change
Sales by Segment	$	$	$	%
Food and Support Services - United States	$1,981.7	$1,874.0	$107.7	6%
Food and Support Services - International	744.3	661.2	83.1	13%
Uniform and Career Apparel - Rental	328.5	301.5	27.0	9%
Uniform and Career Apparel - Direct Marketing	89.6	96.9	(7.3)	-8%

	$3,144.1	$2,933.6	$210.5	7%

	Successor	Predecessor	Combined(1)	Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007	Nine Months Ended June 30, 2006	Change
Sales by Segment	$	$	$	$	$	%
Food and Support Services - United States	$3,354.2	$2,477.6	$5,831.8	$5,542.1	$289.7	5%
Food and Support Services - International	1,234.5	911.4	2,145.9	1,926.3	219.6	11%
Uniform and Career Apparel - Rental	549.2	416.6	965.8	896.5	69.3	8%
Uniform and Career Apparel - Direct Marketing	151.8	140.3	292.1	324.2	(32.1)	-10%

	$5,289.7	$3,945.9	$9,235.6	$8,689.1	$546.5	6%

	Successor	Predecessor
	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006	Change
Operating Income (Loss) by Segment	$	$	$	%
Food and Support Services - United States	$70.2	$88.7	$(18.5)	-21%
Food and Support Services - International	29.5	30.5	(1.0)	-3%
Uniform and Career Apparel - Rental	33.0	34.2	(1.2)	-3%
Uniform and Career Apparel - Direct Marketing	0.6	(45.9)	46.5	n/m (2)
Corporate	(23.5)	(15.4)	(8.1)	53%
Other income (expense)	21.2	—	21.2	n/m (2)

	$131.0	$92.1	$38.9	42%

	Successor	Predecessor	Combined(1)	Predecessor
	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007	Nine Months Ended June 30, 2006	Change
Operating Income (Loss) by Segment	$	$	$	$	$	%
Food and Support Services - United States	$136.7	$115.9	$252.6	$272.8	$(20.2)	-7%
Food and Support Services - International	58.2	37.5	95.7	88.8	6.9	8%
Uniform and Career Apparel - Rental	52.2	45.9	98.1	98.7	(0.6)	-1%
Uniform and Career Apparel - Direct Marketing	0.1	5.2	5.3	(39.3)	44.6	n/m (2)
Corporate	(28.6)	(136.0)	(164.6)	(46.7)	(117.9)	n/m (2)
Other income (expense)	21.2	—	21.2	—	21.2	n/m (2)

	$239.8	$68.5	$308.3	374.3	$(66.0)	-18%

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

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $23.5 million and $164.6 million for the three and nine-month periods of fiscal 2007, respectively, compared to $15.4 million and $46.7 million for the corresponding prior year periods. The increase for the fiscal 2007 third quarter from the prior year period was due principally to increased stock-based compensation expense and $4.3 million of costs related to the Transaction. For the nine-month period of fiscal 2007, the increase was due principally to $116.7 million of costs related to the Transaction and increased stock-based compensation expense offset by a currency transaction gain of approximately $3.8 million. The costs related to the Transaction included $15.8 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives.

Other income (expense)

During June 2007, the Company recorded a gain of approximately $21.2 million resulting from the sale of its 50% interest in SMG.

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

In June 2007, the Company sold its 50% partnership interest in SMG for approximately $285 million, net of transaction fees, which exceeded the historical basis of the investment prior to the Transaction by approximately $217 million. The excess is fully taxable, resulting in a current income tax liability of approximately $76 million. In connection with the Transaction accounting, the SMG investment was written up to its estimated acquisition date fair value, except for the portion (approximately 10%) related to the carryover investor basis (see Note 2 to the condensed consolidated financial statements). As a result, for financial reporting purposes a gain of $21.2 million, related to the Predecessor basis portion of the investment, was recognized as “Other (income) expense.”

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

ARAMARK CORPORATION

December 26, 2007	/s/ JOHN M. LAFFERTY
John M. Lafferty
Senior Vice President, Controller
and Chief Accounting Officer