Form 10-K
period 2007-09-28
ARAMARK CORP
filed 2007-12-27
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-04762

ARAMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2051630
(State of Incorporation)	(I.R.S. Employer Identification No.)

ARAMARK Tower

1101 Market Street

Philadelphia, Pennsylvania 19107

(Address of principal executive offices)

Telephone Number: 215-238-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established public trading market for any of the common stock of the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of March 30, 2007 was $-0-. As of November 23, 2007, the common stock of the registrant was owned by ARAMARK Intermediate Holdco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.

BUSINESS

Overview

ARAMARK Corporation (“ARAMARK,” the “Company,” “we” or “us”) is a leading provider of a broad range of managed services to business, educational, healthcare and governmental institutions and sports, entertainment and recreational facilities.

In the United States, we are one of the largest food, hospitality and facility services companies, and in most of the other countries in which we operate, we are one of the leading providers. Our uniform and career apparel business is the second largest in the United States and provides both rental and direct marketing services. Due to our geographic presence and our approximately 250,000 employees (including seasonal employees), we serve thousands of clients and millions of customers in 19 countries around the world. In this Annual Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2007,” which refers to our fiscal year ended September 28, 2007.

Segment information is incorporated by reference to Note 15 of our consolidated financial statements.

Recent Events

On January 26, 2007, we completed a merger whereby prior ARAMARK stockholders received $33.80 in cash for each share of ARAMARK common stock held. Investment funds associated with or designated by the GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus (our “Sponsors”) invested $1,705.0 million in equity securities of ARAMARK Holdings Corporation (“Holdings” or the “Parent Company”), our ultimate parent company, as part of our going-private transaction (the “Transaction”). In addition, Joseph Neubauer contributed 7,055,172.83 shares of Class A common stock (having an aggregate value of $200.0 million) to Holdings. In addition, approximately 250 members of the Company’s management were offered the opportunity to invest in the equity of Holdings in connection with the Transaction and such members of management contributed approximately $143.4 million in the aggregate. Since the closing of the Transaction, additional members of the Company’s management also have invested.

Fiscal 2007 Acquisitions and Divestitures

During fiscal 2007, the Company acquired Overall Laundry Services, Inc. and STAR Uniforms, Inc., regional uniform rental companies, the remaining 10% ownership interest in its Irish food service affiliate and several refreshment services companies for approximately $136 million in cash in the aggregate (see Note 3 to the consolidated financial statements).

In June 2007, the Company sold its 50% partnership interest in SMG, an unconsolidated joint venture that provides outsourced management of public assembly facilities including arenas, stadiums, theaters and convention centers, for approximately $285 million, net of transaction fees. For financial reporting purposes, a gain of $21.2 million was recognized as “Other (income) expense” (see Note 3 to the consolidated financial statements).

The following chart provides a brief overview of our business:

History

Our business traces its history back to the 1930s, when we began providing vending services to plant employees in the aviation industry in Southern California. In 1959, our founders, Davre J. Davidson and William S. Fishman, combined their two businesses to form our predecessor company, which became publicly traded in 1960. In the ensuing years, we broadened our service offerings and expanded our client base, including through the acquisition of our uniform services business in 1977. In 1984, we completed a management buyout, and from 1984, our management and employees increased their ownership of the Company and, directly and through our employee benefit plans, owned approximately 90% of our equity capital until our public offering was completed in December 2001. On January 26, 2007, the Company completed a going-private transaction and became a subsidiary of a holding company owned by our Sponsors and members of the Company’s management.

Food and Support Services

Our Food and Support Services group manages a number of interrelated services—including food, hospitality and facility services—for businesses, healthcare facilities, school districts, colleges and universities, sports, entertainment and recreational venues, conference and convention centers, national and state parks and correctional institutions. In fiscal 2007, our Food and Support Services—Domestic segment generated $8.4 billion in sales, or 68% of our total sales and our Food and Support Services—International segment generated $2.3 billion in sales, or 18% of our total sales.

We are the exclusive provider of food and beverage services at most of the facilities we serve and are responsible for hiring, training and supervising substantially all of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals), our clients generally provide us access to customers, namely their employees, students and patients. At sports, entertainment and recreational facilities, which include convention centers, our clients generally are responsible for attracting patrons, usually on an event-specific basis. We focus on new business development, client retention and sales growth at existing locations through marketing efforts directed toward customers and potential customers at the locations we serve.

Industry Overview

The food and support service industry involves the supply of food and beverage services and facility services to a range of clients, including businesses, educational, governmental, correctional and healthcare facilities, and operators of sports, entertainment and recreational facilities in a variety of formats and service levels.

Although we provide a range of services and call on a wide variety of clients, in recent years the food and support service industry has experienced some consolidation and multi-national expansion. We believe that other recent dynamics in the food and support services industry include continued growth in the outsourcing of food service and facilities management as a result of:

•	clients focusing on their core competencies and outsourcing their non-core activities and services;

•	clients addressing the need to satisfy demanding customers;

•	clients facing increasing cost pressures and looking for cost-effective alternatives to self-administered food and support activities;

•	an increase in the retail orientation of food service management due to the proliferation of alternative retail outlets; and

•	continuing client interest in obtaining food and facilities support management services from one supplier.

Customers and Services—Domestic Segment

Our Food and Support Services—Domestic segment serves a number of client sectors in the United States and Canada, distinguished by the types of customers served and types of services offered. No individual client represents more than 1% of our consolidated sales, other than, collectively, a number of U.S. government agencies. Our Food and Support Services operations focus on serving clients in four principal sectors:

Business and Industry. We provide a range of business dining services, including on-site restaurants, catering, convenience stores and executive dining rooms.

We provide coffee and vending services to business and industry clients at thousands of locations in the United States and Canada. Our service and product offerings include a full range of coffee and beverage offerings, “grab and go” food operations, convenience stores, home meal replacement programs and a proprietary drinking water filtration system.

We also offer a variety of facility management services to business and industry clients. These services include the management of housekeeping, plant operations and maintenance, energy management, laundry and linen, groundskeeping, landscaping, transportation, capital program management and commissioning services and other facility consulting services relating to building operations.

We provide correctional food services, operate commissaries, laundry facilities and property rooms and/or provide facilities management services for state, county and municipal clients.

Sports and Entertainment. We provide concessions, banquet and catering services, retail, merchandise and novelty sales, recreational and lodging services and facilities management services at sports, entertainment and recreational facilities. We serve 85 professional and college sports teams, including 46 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We also serve 39 convention and civic centers, 15 national and state parks and other resort operations, plus numerous concert venues, entertainment complexes and other popular tourist attractions across North America.

Higher Education and Education K-12. We provide a wide range of food and facility services at more than 1,000 colleges, universities, school systems and districts and private schools. We offer our education clients a single source provider for managed service solutions, including dining, catering, food service management, convenience-oriented retail operations, facilities maintenance, custodial, grounds, energy, construction management, capital project management and building commissioning.

Healthcare. We provide a wide range of non-clinical support services to more than 1,100 healthcare and senior living facilities in North America. We offer healthcare organizations a single source provider for managed service solutions, including patient food and nutrition services, retail food services, clinical equipment maintenance, environmental services, laundry and linen distribution, plant operations, energy management, strategic/technical services, supply chain management and central transportation.

Customers and Services—International Segment

Our Food and Support Services—International segment provides a similar range of services as that provided to our domestic clients and operates in several sectors, including business and industry, healthcare and education. Our international services are provided in 17 countries outside the United States and Canada. Our largest international operations are in the United Kingdom, Germany, Chile, Ireland, Spain and Belgium, and in each of these countries we are one of the leading food service providers. We also have operations in Mexico, South Korea and China and we own approximately 50% of AIM Services Co., Ltd., a leader in providing outsourced food services in Japan. The clients we serve in each country are typically similar to those served in the United States and Canada and vary by country depending upon local dynamics and conditions. There are particular risks attendant with our international operations. Please see the “Risk factors” section.

Purchasing

We negotiate the pricing and other terms for the majority of our purchases of food and related products in the U.S. and Canada directly with national manufacturers. We purchase these products and other items through SYSCO Corporation and other distributors. We have a master distribution agreement with SYSCO that covers a significant amount of our purchases of these products and items in the United States and another distribution agreement with SYSCO that covers our purchases of these products in Canada. SYSCO and other distributors are responsible for tracking our orders and delivering products to our specific locations. Due to our ability to negotiate favorable terms with our suppliers, we receive vendor consideration, including rebates, allowances and volume discounts. See “types of contracts” below. With respect to purchases from SYSCO, these discounts include discounts on SYSCO-branded products. Our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers.

Our agreements with our distributors are generally for an indefinite term, subject to termination by either party after a notice period, which is generally 60 to 120 days. The pricing and other financial terms of these agreements are renegotiated periodically. We have had distribution agreements with SYSCO for more than 15 years. Our current agreement with SYSCO is terminable by either party with 180 days notice.

Our relationship with SYSCO is important to our operations. In fiscal 2007, SYSCO distributed approximately 54% of our food and non-food products in the United States and Canada, and we believe that we are one of SYSCO’s largest customers. However, we believe that the products acquired through SYSCO can, in significant cases, be purchased through other sources and that termination of our relationship with SYSCO or any disruption of SYSCO’s business would cause only short-term disruptions to our operations.

Sales and Marketing

We employ sales personnel focused on each specific client or service sector who are responsible for identifying and pursuing potential new business opportunities, analyzing and evaluating such opportunities together with our operational and financial management and developing specific contract proposals. In addition to these professionals dedicated exclusively to sales efforts, our food and support field management shares responsibility for identifying and pursuing new sales opportunities, both with the clients for which they are directly responsible and for potential clients in their geographic area of responsibility. In addition, in several sectors we also have dedicated client retention teams.

Types of Contracts

We use two general contract types in our Food and Support Services segments: profit and loss contracts and client interest contracts. These contracts differ in their provision for the amount of financial risk that we bear and, accordingly, the potential compensation, profits or fees we may receive. Commission rates and management fees, if any, may vary significantly among contracts based upon various factors, including the type of facility involved, the term of the contract, the services we provide and the amount of capital we invest.

Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. While we may benefit from greater upside potential with a profit and loss contract, we are responsible for all the operating costs and consequently bear greater downside risk than with a client interest contract. For fiscal 2007, approximately 76% of our food and support services sales were derived from profit and loss contracts.

Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we receive vendor consideration, including rebates, allowances and volume discounts that we retain except in those cases and to the extent that, under certain arrangements, they are passed through to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2007, approximately 24% of our food and support services revenues were derived from client interest contracts.

Generally, our contracts require that the client’s consent be obtained in order to raise prices on the food, beverages and merchandise we sell within a particular facility. Approximately half of the sales from our business service clients are derived from contracts in which the clients partially or fully subsidize our food service operations for the benefit of their employees.

The length of contracts that we enter into with clients varies. Business, education and healthcare support services are generally provided under contracts of indefinite duration, which may be subject to termination on short notice by either party without cause. Contracts in other businesses generally are for fixed terms, some of which may be well in excess of one year. Client contracts for sports, entertainment and recreational services typically require larger capital investments, but have correspondingly longer and fixed terms, usually from five to fifteen years.

When we enter into new contracts, or extend or renew existing contracts, particularly those for stadiums, arenas, convention centers and other sports, entertainment and recreational facilities, we are sometimes contractually required to make some form of up-front or future capital investment to help finance improvement or renovation, typically to the food and beverage facilities of the venue from which we operate. Contractually required capital expenditures typically take the form of investment in leasehold improvements, food service equipment and/or grants to clients. At the end of the contract term or its earlier termination, assets such as equipment and leasehold improvements typically become the property of the client, but generally the client must reimburse us for any undepreciated or unamortized capital expenditures.

Contracts within the Food and Support Services group are generally obtained and renewed either through a competitive process or on a negotiated basis, although contracts in the public sector are frequently awarded on a competitive bid basis, as required by applicable law. Contracts for food services with school districts and correctional clients are typically awarded through a formal bid process. Contracts in the private sector may be entered into on a less formal basis, but we and other companies will often compete in the process leading up to the award or the completion of contract negotiations. Typically, after the award, final contract terms are negotiated and agreed upon.

Competition

There is significant competition in the food and support services business from local, regional, national and international companies, as well as from the businesses, healthcare institutions, colleges and universities, correctional facilities, school districts and public assembly facilities that decide to provide these services themselves. Institutions may decide to operate their own services following the expiration or termination of contracts with us or with our competitors. In our Food and Support Services—Domestic segment, our external competitors include other multi-regional food and support service providers, such as Centerplate, Inc., Compass Group plc, Delaware North Companies Inc. and Sodexho Alliance SA. Internationally, our external food service and support service competitors include Compass Group plc, Elior SA, International Service System A/S and Sodexho Alliance SA. We also face competition from many regional and local service providers.

We believe that the principal competitive factors in our business include:

•	quality and breadth of services and management talent;

•	service innovation;

•	reputation within the industry;

•	pricing; and

•	financial strength and stability.

Seasonality

Our sales and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Within our Food and Support Services—Domestic segment, historically there has been a lower level of activity during the first and second fiscal quarters in the generally higher margin sports, entertainment and recreational services. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased provision of campus and school support services. Conversely, historically there has been a significant increase in the provision of sports, entertainment and recreational services during the third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools.

Uniform and Career Apparel

Our Uniform and Career Apparel segment provides uniforms, career and image apparel, safety equipment, work clothes and accessories to meet the needs of clients in a wide range of industries in the United States, including manufacturing, transportation, construction, restaurants and hotels, public safety, healthcare and pharmaceutical industries and many others. We supply garments, other textile and paper products, public safety equipment and other accessories through rental and direct purchase programs to businesses, government agencies and individuals. Through our rental and direct marketing businesses, we provide a total uniform solution to our clients. In fiscal 2007, our Uniform and Career Apparel segment generated $1.7 billion in sales, or 14% of our total fiscal 2007 sales.

Customers use our uniforms to meet a variety of needs, including:

•	establishing corporate identity and brand awareness—uniforms can help identify employees working for a particular company or department and promote a company’s brand identity;

•

projecting a professional image—uniformed employees are perceived as trained, competent and dependable, and uniforms provide a professional image of employees by enhancing the public appearance of those employees and their company;

•	protecting workers—uniforms can help protect workers from difficult environments such as heavy soils, heat, flame or chemicals;

•	protecting products—uniforms can help protect products against contamination in the food, pharmaceutical, electronics, health care and automotive industries; and

•	retaining employees—uniforms can enhance worker morale and help promote teamwork.

We provide a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent or lease uniforms, career and image apparel, work clothing, outerwear, particulate-free garments and additional textile and related products to businesses in a wide range of industries throughout the United States. Our uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear. We also offer nongarment items and related services, including industrial towels, floor mats, mops, linen products, as well as paper products and safety products.

The outsourcing of career apparel needs through a uniform rental program offers customers advantages over ownership. Renting eliminates investment in uniforms and the related costs associated with employee turnover, offers flexibility in styles, colors and quantities as customer requirements change, assures consistent professional cleaning, finishing, repair and replacement of items in use and decreases expense and management time necessary to administer a uniform program. Centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garments and garment services than customers could be by themselves.

We also design, sell and distribute personalized uniforms, rugged work clothing, outerwear, business casual apparel and footwear, public safety equipment and accessories through mail order catalogs, the internet, telemarketing, retail and field sales representatives.

Customers and Services

As part of our full service approach, we offer fabric, style and color options specific to a customer’s needs. We stock a broad product line of uniforms and career apparel. We typically visit our customers’ sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement. Under our leasing program, we provide the customer with rental garments that are cleaned either by the customer or individual employees. This program benefits clients by reducing their capital investment in garments. We administer and manage the program, and repair and replace garments as necessary.

We serve businesses of all sizes in many different industries. We have a diverse customer base, serving customers in 45 states, Puerto Rico and one Canadian province, from over 200 service location and distribution centers across the United States and two service centers in Ontario, Canada. We offer a range of garment rental service options, from full-service rental programs in which we clean and service garments and replace uniforms as needed, to lease programs in which garments are cleaned and maintained by individual employees. We also clean and service customer-owned uniforms.

Our cleanroom service offers advanced static dissipative garments, barrier apparel, sterile garments and cleanroom application accessories for customers with contamination-free operations in the technology, food, healthcare and pharmaceutical industries. We provide reusable and disposable garment programs and all of our cleanroom plants are either ISO 9001-2000 certified or have their initial ISO 9001-2000 audits pending.

We conduct our direct marketing business through two businesses—WearGuard-Crest and Galls. Through WearGuard-Crest, we are a designer and leading national distributor of distinctive image apparel, which includes uniforms and work clothing, to workers in a wide variety of industries including construction, utilities, repair and maintenance services, restaurant and hospitality. We deliver expanded services to customers through catalog, the internet and telemarketing sales channels. With its recognized brand name, WearGuard designs and embroiders personalized uniforms and logos for customers through an extensive computer assisted design center and distributes work clothing, outerwear, business casual apparel and footwear throughout the United States.

Galls is one of the country’s leading suppliers of uniforms and equipment to public safety professionals. This multi-channel business (catalog, telemarketing sales, field sales, the internet and retail) caters to the special needs of people involved in public safety, law enforcement, fire fighting, federal government agency, military and emergency medical services. Galls markets public safety equipment and apparel under the Galls, Dynamed and other brand names to over one million individuals, as well as to public safety departments, private security companies and the military. Galls also operates seven retail store locations in California and Kentucky.

Operations

We operate our uniform rental business as a network of 79 laundry plants and 155 satellite plants and depots supporting over 2,900 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We operate cutting and sewing plants in Mexico, which satisfy a substantial amount of our standard uniform inventory needs. We also purchase additional uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one vendor would not have a significant impact on us.

We conduct our direct marketing activities principally from our facilities in Norwell, Massachusetts; Salem, Virginia; Lexington, Kentucky; and Reno, Nevada. We market our own brands of apparel and offer a variety of customized personalization options such as embroidery and logos. We also source uniforms and other products to our specifications from a number of domestic and international suppliers and also manufacture a significant portion of our uniform requirements. None of our customers individually represents a material portion of our sales.

Sales and Marketing

Our route sales drivers and sales representatives are responsible for selling our services to current and potential customers and developing new accounts through the use of an extensive, proprietary database of pre-screened and qualified business prospects. Our customer service representatives and district managers are active salespeople as well. We build our brand identity through local advertising, promotional initiatives and through our distinctive service vehicles. Our customers frequently come to us through client referrals, either from our uniform rental business or from our other service sectors. Our customer service representatives generally interact on a weekly basis with their clients, while our support personnel are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees and other customer service needs.

In connection with the provision of our services, we have developed or acquired long-standing brand name recognition through our ApparelOne®, WearGuard® and Crest® uniform programs. Our ApparelOne program assists customers in meeting their specific needs by offering quality and brand name products through a combination of rental, lease or purchase options. We customize the program on an individual client basis to offer a single catalog and/or website specifically tailored to the client’s needs.

Our direct marketing businesses distribute approximately 22.2 million catalogs annually to approximately 4.3 million existing and prospective customers. Catalog distribution is based on the selection of recipients in accordance with predetermined criteria from customer lists developed by WearGuard and Galls as well as those purchased or rented from other organizations. Our in-bound and out-bound telemarketing operations are staffed by over 500 trained professionals. We also sell across the Internet at www.aramark-uniform.com and www.galls.com.

Types of Contracts

We typically serve our rental customers under written service contracts for an initial term of three to five years. While customers are not required to make an up-front investment for their uniforms, in the case of nonstandard uniforms and certain specialty products or programs, customers typically agree to reimburse us for our costs if they terminate their agreement before completion of the current service term.

Because the bulk of our customers purchase on a recurring basis, our backlog of orders at any given time consists principally of orders in the process of being filled. With the exception of certain governmental bid business, most of our direct marketing business is conducted under invoice arrangement with repeat customers. Our direct marketing business is, to a large degree, relationship-centered. While we have long term relationships with some of our larger customers, we generally do not have contracts with these customers.

Competition

Although the U.S. rental industry has experienced some consolidation, there is significant competition in all the areas that we serve, and such competition varies from location to location. Although much of the competition consists of smaller local and regional firms, we also face competition from other large national firms such as Cintas Corporation, G&K Services, Inc. and Unifirst Corporation. We believe that the primary competitive factors that affect our operations are quality, service, design, consistency of product, garment cost and distribution capability, particularly for large multi-location customers, and price. We believe that our ability to compete effectively is enhanced by the quality and breadth of our product line.

Competition for direct sales varies based on numerous factors such as geographic, product, customer and marketing issues. We believe that the primary competitive factors that affect our direct marketing operations are quality, service, design, consistency of products, distribution and price. While there are other companies in the uniform, work clothing or public safety direct marketing business that have financial resources comparable to ours, much of the competition consists of smaller local and regional companies and numerous retailers, including some large chain apparel retailers, as well as numerous catalog sales sources.

Seasonality

Due to a number of factors, primarily related to the weather in the northern tier of the United States and the Thanksgiving-Christmas holiday period, there historically has been a seasonal increase in the sales of direct sale apparel and outerwear during our first fiscal quarter.

Employees of ARAMARK

As of September 28, 2007, we had a total of approximately 250,000 employees, including seasonal employees, consisting of approximately 165,000 full-time and approximately 85,000 part-time employees in our three business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth quarter. The approximate number of employees by segment is as follows: Food and Support Services—Domestic: 167,000; Food and Support Services—International: 68,000; Uniform and Career Apparel—15,000. In addition, the ARAMARK corporate staff is approximately 200 employees. Approximately 38,000 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Governmental Regulation

We are subject to various governmental regulations, such as environmental, labor, employment, health and safety laws and liquor licensing and dram shop laws. In addition, our facilities and products are subject to periodic inspection by federal, state, and local authorities. We have established, and periodically update, various internal controls and procedures designed to maintain compliance with these regulations. Our compliance programs are subject to changes in federal or state legislation, or changes in regulatory interpretation, implementation or enforcement. From time to time both federal and state government agencies have conducted audits of our billing practices as part of routine investigations of providers of services under government contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, seizures or debarment from government contracts.

Our operations are subject to various governmental regulations, including those governing:

•	the service of food and alcoholic beverages;

•	minimum wage, overtime, wage payment and employment discrimination;

•	governmentally funded entitlement programs;

•	environmental protection;

•	human health and safety;

•	customs, import and export control laws;

•	federal motor carrier safety; and

•	privacy and customer data security.

Food and Support Services Segments

There are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food, including in some cases requirements relating to the temperature of food, the cleanliness of the kitchen, and the hygiene of personnel, which are enforced primarily at the local public health department level. While we attempt to comply with applicable laws and regulations, we cannot assure you that we are in full compliance at all times with all of the applicable laws and regulations referenced above. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

In addition, various federal and state and provincial agencies impose nutritional guidelines and other requirements on us at certain of the education and corrections facilities we serve. We may also be subject to regulations that limit or restrict the use of trans fats in the food we serve or additional requirements relating to ingredient or nutrient labeling. There can be no assurance that federal or state legislation, or changes in regulatory implementation or interpretation of government regulations, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our contract food service business and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 28, 2007, our subsidiaries held liquor licenses in 42 states and the District of Columbia, three Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and most contracts are subject to termination if we lose our liquor license for the facility. Our service of alcoholic beverages is also subject to state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron or to third parties for the acts of the patron. We sponsor regular training programs designed to minimize the likelihood of such a situation. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

Uniform and Career Apparel Segment

Our uniform rental business is subject to various federal, state and local laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. In particular, industrial laundries use and must discharge wastewater containing detergents and other residues from the laundering of garments and other merchandise through publicly operated treatment works or sewer systems and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures in an effort to avoid their improper disposal. In the past, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials. We may, in the future, be required to expend material amounts to rectify the consequences of any such disposal. Under federal and state environmental laws, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from our owned or leased property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether we knew about or were responsible for the presence of such hazardous or toxic substances. We may not know whether acquired or leased locations have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits.

We do not anticipate any capital expenditures for environmental remediation that would have a material effect on our financial condition, and we are not aware of any material non-compliance by us with environmental laws.

Intellectual Property

We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business. Other than the ARAMARK brand, we do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business in all material respects.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the Securities and Exchange Commission’s web site at http://www.sec.gov. You may also read and copy any document we file at the Securities and Exchange Commission’s public reference room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.aramark.com. We make available free of charge on www.aramark.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Business Conduct Policy includes a code of ethics for our principal executive officer, our principal financial officer and our principal accounting officer and applies to all of our employees and non-employee directors. Our Business Conduct Policy is available on the Investor Relations section of our website at www.aramark.com and is available in print to any person who requests it by writing or telephoning us at the address or telephone number set forth below.

You may request a copy of our SEC filings (excluding exhibits) and our Business Conduct Policy at no cost by writing or telephoning us at the following address or telephone number:

ARAMARK Corporation

1101 Market Street

Philadelphia, PA 19107

Attention: Assistant Corporate Secretary

Telephone: (215) 238-3000

The references to our web site and the SEC’s web site are intended to be inactive textual references only and the contents of those websites are not incorporated by reference herein.

The Company files with each of its Form 10-Qs and its Form 10-K certifications by the CEO and the CFO under sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Item 1A. Risk Factors

Risks related to our business

General

Unfavorable economic conditions and increased operating costs adversely affect our results of operations and financial condition.

A national or international economic downturn would reduce demand for our services in each of our operating segments, which may result in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. In addition, insolvency experienced by clients, especially larger clients, particularly in the non-profit healthcare and airline industries, could make it difficult for us to collect amounts we are owed and could result in the voiding of existing contracts. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs. Any terrorist attacks, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our sales and operating results. Natural disasters or global calamities such as an avian flu outbreak also may affect our sales and operating results. In the past, ARAMARK experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, and the effect of the temporary conversion of a number of ARAMARK client locations to provide food and shelter to those left homeless by storms.

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers’ compensation, state unemployment insurance and healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in the prices for our products and services, due to general economic conditions, competitive conditions, or both. For example, oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform services business, and to a lesser extent in our food and support services segment. We also have experienced recent increases in our food costs. While we believe a portion of these increases is attributable to rising fuel prices, we believe the increases also result from rising global food demand and the increased production of biofuels such as ethanol. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes. Approximately 76% of our food and support services sales are from profit and loss contracts under which we have limited ability to pass on cost increases to our clients.

Our business may suffer if we are unable to hire and retain sufficient qualified personnel or if labor costs increase.

In the past, the United States has periodically experienced reduced levels of unemployment, which has created a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment can compromise our ability in certain of our businesses to continue to provide quality service or compete for new business. From time to time, we have had difficulty in hiring and maintaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. Our success also depends to a substantial extent on the ability, experience and performance of our management, particularly our Chairman and Chief Executive Officer, Joseph Neubauer. We also regularly hire a large number of part-time workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that 76% of our Food and Support Services segments’ sales are from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.

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

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state, national, provincial and local levels in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, minimum wage, overtime, wage payment, wage and hour and employment discrimination, human health and safety, including regulations of the U.S. Occupational Safety and Health Administration, federal motor carrier safety, data privacy, environmental protection, the import and export of goods and customs regulations and the services we provide in connection with governmentally funded entitlement programs.

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

In July 2004, the Company learned that it was under investigation by the United States Department of Commerce, among others, relating to Galls, a division of the Company, in connection with record keeping and documentation of certain export sales. We believe the investigation surrounds the possible failure under export regulations and Office of Foreign Asset Control, or OFAC, regulations to obtain proper export licenses and authorizations in connection with the export of Galls products to various countries, including an embargoed country. In 2004 and 2005, the Government obtained and received numerous records from the Company, which cooperated in the investigation.

If we fail to comply with applicable laws and regulations, including with respect to the export matters related to the Galls division described above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions on exporting, seizures or debarments from government contracts. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

Changes in or new interpretations of the governmental regulatory framework may affect our contract terms and may reduce our sales or profits.

A portion of our sales, estimated to be approximately 15% in fiscal 2007, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced, any of which could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations. For example, the United States Department of Agriculture recently enacted regulations requiring that food service costs of a school district participating in the National School Lunch Program, among other programs, must be net of all allocable discounts, rebates and other applicable credits received by a food service management company under contract with the school district. As a result of this regulatory change, we may need to structure contracts differently with school districts participating in one of these programs, depending on the school district’s state or region.

Further unionization of our workforce may increase our costs.

Approximately 38,000 employees in our U.S. operations are represented by unions and covered by collective bargaining agreements. Certain unions representing employees in our Food and Support Services—Domestic and Uniform and Career Apparel segments have begun a union campaign targeting us and the other major companies in our industry for increased representation of our workforce. We have always respected our employees’ right to unionize or not to unionize. However, the unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and affect adversely our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could affect adversely our business, financial condition or results of operations.

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

Our business and growth strategies depend in large part on the continuation of a current trend toward outsourcing services. Customers will outsource if they perceive that outsourcing may provide higher quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain that this trend will continue or not be reversed or that customers that have outsourced functions will not decide to perform these functions themselves. In addition, labor unions representing employees of some of our current and prospective customers have occasionally opposed the outsourcing trend to the extent that they believed that current union jobs for their memberships might be lost. In these cases, unions typically seek to ensure that jobs that are outsourced continue to be unionized and thus, the unions seek to direct to union employees the performance of the types of services we offer. We have also identified a trend among some of our customers toward the retention of a limited number of preferred vendors to provide all or a large part of their required services. We cannot be certain that this trend will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Unfavorable developments with respect to either of these trends could have a material adverse effect on our business and results of operations.

Our international business results are influenced by currency fluctuations and other risks that could have an effect on our results of operations and financial condition.

A significant portion of our sales is derived from international business. During fiscal 2007, approximately 18% of our sales were generated outside the United States and Canada. We currently have a presence in 17 countries outside of the United States and Canada with approximately 68,000 personnel. The operating results of our Canadian business and our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations. We intend to continue to develop our business in emerging countries over the long term. Emerging international operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; Foreign Corrupt Practices Act compliance issues; and nationalization and expropriation of private assets.

Our operations are seasonal and quarter to quarter comparisons may not be a good indicator of our performance.

In the first and second fiscal quarters, within the Food and Support Services—Domestic segment, there historically has been a lower level of sales at the historically higher margin sports, entertainment and recreational food service operations, which is partly offset by increased activity in the educational sector. In the third and fourth fiscal quarters, there historically has been a significant increase in sales at sports, entertainment and recreational accounts, which is partially offset by the effect of summer recess in the educational sector. The sales of WearGuard, one of our direct marketing companies, generally increase during the first quarter of the fiscal year because of the onset of colder weather in the northern tier of the United States, as well as the gift-giving holidays. For these reasons, a quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future.

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

Our Sponsors can strongly influence us and may have conflicts of interest with us or you in the future.

The Sponsors indirectly own, through their ownership in Holdings, a substantial majority of our capital stock on a fully-diluted basis because of the Transaction. As a result, the Sponsors have the ability to prevent any transaction that requires the approval of stockholders. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors, or other funds controlled by or associated with the Sponsors, continue to own a significant amount of the outstanding shares of Holdings’ common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence our decisions.

Food and Support Services

Competition in our industry could adversely affect our results of operations.

There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our customers. Certain of our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. This has been observed particularly in our business and industry and sports and entertainment sectors in recent years. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self operate their food service, eliminating the opportunity for us to serve them or compete for the account. While we have a significant international presence, should business sector clients require multinational bidding, we may be placed at a competitive disadvantage because we may not be able to offer services in as many countries as some of our competitors.

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

Our business is contract intensive and we are parties to many contracts with clients all over the world. Our client interest contracts provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service. Contract terms under which we base these determinations may be subject to differing interpretations which could result in disputes with our clients from time to time. Clients generally have the right to audit our contracts, and we periodically review our compliance with contract terms and provisions. If clients were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect sales and operating results. While we do not believe any reviews, audits or other such matters would result in material adjustments, if a large number of our client arrangements were modified in response to any such matter, the effect could be materially adverse to our business or results of operations.

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

In fiscal 2007, one distributor provided approximately 54% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure in such countries.

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

The regulations relating to each of our food and support service sectors are numerous and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including in some cases requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food- handling personnel are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

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

We have a number of major national competitors in the uniform rental industry with significant financial resources. In addition, there are regional and local uniform suppliers whom we believe may have strong customer loyalty. While most customers focus primarily on quality of service, uniform rental also is a price-sensitive service and if existing or future competitors seek to gain customers or accounts by reducing prices, we may be required to lower prices, which would reduce our sales and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this segment would put us at a competitive disadvantage. In addition, due to competition in our direct marketing business, it has become increasingly important for us to source garments and other products overseas, particularly in Asia. To the extent we are not able to effectively source such products in Asia and gain the related cost savings, we may be at a further disadvantage in relation to some of our competitors.

Economic and business conditions affecting our customer base and our operating costs could negatively impact our sales and operating results.

We supply uniform services to the airline, auto, hospitality, retail and manufacturing industries, among others, all of which have been subject to one or more of shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and a shift to offshore manufacturing. Economic hardship among our client base could cause some of our clients to restrict expenditures or even cease to conduct business, both of which could negatively affect our sales and operating results.

Our operations are exposed to increases in garment and fuel prices. The cost of gasoline and natural gas has fluctuated significantly in the United States in the last several years. To the extent we are not able to mitigate or pass on our increased costs to customers—for fuel expenses or any other of our costs that may increase—our operating results may be negatively affected.

Risks associated with the suppliers from whom our products are sourced could adversely affect our results of operations.

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We seek to require all of our suppliers to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our results of operations.

Risks related to our indebtedness

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

We are highly leveraged. As of September 28, 2007, our indebtedness was $5,890.6 million, including our senior notes. We also had an additional $581.4 million available for borrowing under our revolving credit facility at that date. In addition, approximately $233.0 million of funding was outstanding under our receivables facility as of September 28, 2007.

This degree of leverage could have important consequences, including:

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

If our economic performance were to deteriorate, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. While we believe that we currently have adequate cash flows to service our indebtedness, if our economic performance were to deteriorate significantly, we might be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If due to such a deterioration in our economic performance our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our senior fixed rate notes and senior floating rate notes restricts our ability to dispose of assets, use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

In addition, the senior secured revolving credit facility requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and in the event of a significant deterioration of our economic performance, we cannot assure you that we will satisfy those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon our failure to maintain compliance with these covenants that is not waived by the lenders under the revolving credit facility, the lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our unsecured indebtedness.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal executive offices are located at ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate is comprised of primarily Uniform and Career Apparel facilities. As of September 28, 2007, we operated 302 service facilities in our Uniform and Career Apparel segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, stand alone garages and retail stores that are located in 40 states, Puerto Rico, Mexico and Canada. In addition, we operate two cutting and sewing plants in Mexico. Of these, approximately 51% are leased and approximately 49% are owned. We also own 13 buildings that we use in our Food and Support Services—Domestic segment, including two office buildings, two hotels and several office/warehouse spaces, and we lease 126 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own two distribution centers and lease facilities throughout the world that we use in our Food and Support Services—International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and Career Apparel and Food and Support Services business groups. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3. Legal Proceedings

Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state and local authorities regarding allegations of violations of environmental laws at operations relating to primarily our uniform rental segment or to businesses conducted by our predecessors, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations.

From time to time, we are a party to various legal actions and investigations involving claims incidental to the conduct of our business, including actions by clients, customers, employees and third parties, including under federal and state employment laws, wage and hour laws, customs, import and export control laws, environmental laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such current actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

In July 2004, the Company learned that it was under investigation by the United States Department of Commerce, among others, relating to Galls, a division of the Company, in connection with record keeping and documentation of certain export sales. In 2004 and 2005, the Government obtained and received numerous records from the Company, which cooperated in the investigation. See “Risk factors—If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits and other liabilities and restrictions on our operations that could significantly and adversely affect our business.”

In March 2000, Antonia Verni, by guardian ad litem, and Fazila Verni sued the Company and certain affiliates, along with Ronald Verni, David Lanzaro, the New Jersey Sports & Exposition Authority, the N.Y. Giants, Harry M. Stevens, Inc. of New Jersey, Shakers, The Gallery, Toyota Motors of North America, Inc. and the National Football League, for monetary damages for injuries they suffered. On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the

Superior Court issued its decision reversing the entire verdict of the trial court. The Appellate Division cited multiple errors by the trial court and reversed the finding of liability against the Company and its affiliates. The Appellate Division reversed both the compensatory and punitive damage awards and remanded the matter back to the trial court for a new trial. On June 1, 2007, the Company and certain affiliates entered into a settlement agreement with the plaintiffs, which settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. This settlement agreement was approved by the Superior Court of New Jersey on October 5, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of ARAMARK Corporation is held by ARAMARK Intermediate Holdco Corporation, which is 100% owned by Holdings.

See Item 7, “Financial Condition and Liquidity,” for a description of restrictions on our ability to pay dividends.

Item 6.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and Risk Factors, each included elsewhere herein (dollars in millions, except per share amounts).

	Successor		Predecessor
	Period from January 27, 2007 through September 28, 2007		Period from September 30, 2006 through January 26, 2007		Fiscal Year Ended on or near September 30(1)
					2006		2005		2004		2003
Income Statement Data:
Sales	$8,438.4		$3,945.9		$11,621.2		$10,963.4		$10,192.2		$9,447.8
Depreciation and amortization	322.5		116.4		339.3		320.1		298.0		262.9
Operating income (2)	386.6		68.5		530.5		580.2		537.6		552.0
Interest and other financing costs, net (6)	365.9		48.7		139.9		127.0		122.4		142.5
Income from continuing operations (3)	16.1		14.8		261.4		288.5		263.1		265.4
Net income (4) (7)	16.1		14.8		261.1		288.5		263.1		301.1

Cash dividends per common share (8)	—		$0.07		$0.28		$0.22		$0.20		—

Ratio of earnings to fixed charges (5)	1.0	x	1.2	x	3.0	x	3.5	x	3.3	x	3.1	x

Balance Sheet Data (at period end):
Total assets	$10,562.5				$5,263.3		$5,157.1		$4,821.6		$4,467.6
Long-term borrowings	5,839.1				1,763.1		1,794.5		1,843.2		1,711.7
Shareholders’ equity	1,418.7				1,521.6		1,325.5		1,149.7		1,039.0

(1)	Our fiscal year ends on the Friday nearest to September 30th. Fiscal years 2006, 2005, 2004 and 2003 refer to the fiscal years ended September 29, 2006, September 30, 2005, October 1, 2004 and October 3, 2003, respectively. Fiscal 2003 is a 53-week year. All other periods presented are 52-week years.
(2)	During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded share-based compensation expense of $27.5 million and $5.7 million of costs related to the Transaction. The Company also recorded a gain of $21.2 million from the sale of its 50% interest in SMG (see Note 3 to the consolidated financial statements) and a charge of $4.2 million for the impairment of a technology asset. During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded costs of $112.1 million related to the Transaction. These costs consist of $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives. During fiscal 2006, the Company recorded a charge of approximately $43.0 million to reflect goodwill impairment, inventory write-downs and severance accruals in the Uniform and Career Apparel segment. The Company adopted SFAS No. 123R, “Share-Based Payment,” during the first quarter of fiscal 2006 and recorded a charge of $16.0 million related to the expensing of stock options for fiscal 2006. During fiscal 2005, the Company recorded a gain of $9.7 million from the sale of real estate by an equity affiliate, as well as charges of $7.4 million for exiting the Company’s West Africa business and severance. During fiscal 2004, the Company incurred a $10.0 million charge related to a management change. During fiscal 2003, the Company reached agreement for the sale of its 15% interest in a previously divested periodicals distribution business, and wrote down this investment by $10.7 million to the expected recoverable amount. Fiscal 2003 also includes approximately $32 million of business interruption proceeds from the final settlement of the Company’s September 11, 2001 claim.

(3)	During fiscal 2006, the Company recorded a $14.9 million favorable income tax adjustment based on the settlement of certain open tax years. During fiscal 2003, the Company recorded an $8.4 million favorable income tax adjustment based on the settlement of certain open tax years.
(4)	During fiscal 2006, the Company adopted the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” and recognized an after-tax charge of $3.4 million for the cumulative effect of the change in accounting principle. See Note 7 to the consolidated financial statements.
(5)	For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(6)	During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility. During fiscal 2003, ARAMARK completed a tender offer to purchase approximately $94.3 million of its 6.75% Guaranteed Notes due August 1, 2004, for approximately $101.9 million, including accrued interest, and retired a $45 million term loan due March 2005. These two transactions resulted in an extinguishment charge of $7.7 million.
(7)	In fiscal 2003, ARAMARK completed the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation for approximately $250 million in cash. AER has been accounted for as a discontinued operation. At the time of sale, certain accruals were established for liabilities expected pursuant to the indemnification provisions of the sale agreement. In fiscal 2006, the remaining accrual balances were adjusted to reflect current expectations, resulting in additional income from discontinued operations of $3.1 million, net of tax.
(8)	During the Predecessor period from September 30, 2006 through January 26, 2007, the Company paid cash dividends totaling $12.6 million ($0.07/share for the first quarter of fiscal 2007). During fiscal 2006, the Company paid cash dividends totaling $50.5 million ($0.07/share in each of the four quarters of fiscal 2006). During fiscal 2005, the Company paid cash dividends totaling $40.3 million ($0.055/share in each of the four quarters of fiscal 2005). During fiscal 2004, the Company paid cash dividends totaling $37.2 million ($0.05/share in each of the four quarters of fiscal 2004).

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended September 28, 2007, September 29, 2006, and September 30, 2005, should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements.

ARAMARK Corporation (the “Company”) was acquired on January 26, 2007 through a merger transaction with RMK Acquisition Corporation, a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”), Joseph Neubauer, Chairman and Chief Executive Officer of ARAMARK, and certain other members of the Company’s management. The acquisition was accomplished through the merger of RMK Acquisition Corporation with and into ARAMARK Corporation with ARAMARK Corporation being the surviving company.

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation. ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction.

Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying consolidated statements of income, cash flows and shareholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations for the fiscal year ended September 28, 2007 by comparing the mathematical combination of the Successor and Predecessor periods in the fiscal year ended September 28, 2007 to the Predecessor fiscal year ended September 29, 2006. Although this presentation does not comply with U.S. generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.

Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note About Forward-Looking Statements and Business sections and elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this Annual Report on Form 10-K, and is incorporated by reference herein.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in this Annual Report. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

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

With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset was impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

Allowance for Doubtful Accounts

We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, management analyzes the creditworthiness of specific customers and the aging of customer balances. Management also considers general and specific industry economic conditions, industry concentrations, such as exposure to the non-profit healthcare sector and the airline industry, and contractual rights and obligations.

Management believes that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and uncollectible accounts could potentially have a material impact on our results of operations.

Inventory Obsolescence

We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory, principally in the uniform and career apparel segment. In calculating our inventory obsolescence reserve, management analyzes historical data regarding customer demand within specific product categories and makes assumptions regarding economic conditions within customer specific industries, as well as style and product changes. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand in certain of our businesses can be variable and changes in our reserve for inventory obsolescence could materially affect our financial results.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take in to account estimates of the amount of future taxable income, and actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

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

As share-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

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

Results of Operations

In the fourth quarter of fiscal 2007, management modified the segment reporting structure to align the segment reporting more closely with ARAMARK’s management and internal reporting structure. Specifically, the Canadian food and support services operations are now reported together with the United States food and support services operations and the segment has been renamed Food and Support Services—Domestic. Previously, the Canadian operations were included in the Food and Support Services—International segment.

The former Uniform and Career Apparel—Direct Marketing segment has been combined with the Uniform and Career Apparel—Rental segment in response to the continuing integration of these two business areas, the common management team and the continuing emphasis on approaching the industry as a single uniform solution provider.

All prior period segment information has been restated to reflect the new reporting structure. Management believes this new presentation enhances the utility of the segment information, as it reflects the current ARAMARK management structure and operating organization.

The following tables present our sales and operating income, and the related percentages attributable to each operating segment for fiscal years 2007, 2006 and 2005 (dollars in millions).

	Successor	Predecessor	Combined(1)		Predecessor
Sales by Segment	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 28, 2007		Fiscal Year Ended September 29, 2006		Fiscal Year Ended September 30, 2005
Food and Support Services—Domestic	$5,759.0	$2,674.4	$8,433.4	68%	$8,001.9	69%	$7,596.1	69%
Food and Support Services—International	1,561.5	714.6	2,276.1	18%	1,999.1	17%	1,813.2	17%
Uniform and Career Apparel	1,117.9	556.9	1,674.8	14%	1,620.2	14%	1,554.1	14%

	$8,438.4	$3,945.9	$12,384.3	100%	$11,621.2	100%	$10,963.4	100%

	Successor	Predecessor	Combined(1)		Predecessor
Operating Income by Segment	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 28, 2007		Fiscal Year Ended September 29, 2006		Fiscal Year Ended September 30, 2005
Food and Support Services—Domestic	$267.5	$130.7	$398.2	88%	$433.9	82%	$428.0	74%
Food and Support Services—International	64.7	22.6	87.3	19%	73.4	14%	53.1	9%
Uniform and Career Apparel	82.0	51.2	133.2	29%	89.7	17%	137.0	24%

	414.2	204.5	618.7	136%	597.0	113%	618.1	107%
Corporate	(48.8)	(136.0)	(184.8)	(41)%	(66.5)	(13)%	(37.9)	(7)%
Other Income (Expense) (Note 3)	21.2	—	21.2	5%	—	—	—	—

	$386.6	$68.5	$455.1	100%	$530.5	100%	$580.2	100%

(1)	Our combined results for the fiscal year ended September 28, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through September 28, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

Fiscal 2007 Compared to Fiscal 2006

Consolidated Overview

Sales of $12.4 billion for fiscal 2007 represented an increase of 7% over fiscal 2006. Sales increased 7% in our worldwide Food and Support Services business while sales in the Uniform and Career Apparel segment increased 3% over the prior year. Excluding the impact of acquisitions, divestitures and foreign currency translation, consolidated sales increased 5% compared to the prior year.

Operating income was $455.1 million for fiscal 2007 compared to $530.5 million in the prior year. Fiscal 2007 operating income includes Transaction-related costs of $117.8 million, a gain of $21.2 million from the sale of our 50% interest in SMG, $2.9 million of insurance proceeds related to Hurricane Katrina, a charge of $4.2 million for the impairment of a technology asset in our Uniform and Career Apparel segment and a $3.8 million currency transaction gain. Fiscal 2006 operating income includes Transaction-related fees of $6.4 million, costs related to the termination of two unprofitable client contracts of $5.7 million, $7.5 million of insurance proceeds related to Hurricane Katrina and a charge of approximately $43.0 million for the write-down of goodwill and adjustments to asset and liability carrying values in the Uniform and Career Apparel segment. Excluding the items described above, operating income decreased as the increase in intangible asset amortization resulting from the Transaction ($82.3 million) more than offset the favorable impact of business growth.

Interest and other financing costs, net, for fiscal 2007 increased approximately $274.6 million from the prior year due to the significant increase in debt levels and the interest rates payable on debt of the Company resulting from the Transaction and the charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction. The effective income tax rate for fiscal 2007 was 23.9% compared to 33.1% in fiscal 2006. The rate for the 2007 period reflects the significant Transaction-related costs, including interest and amortization expense, which reduced pre-tax book income, thus increasing the favorable impact on the effective tax rate of tax credits, which remained approximately the same. The favorable adjustment of $14.9 million in the first quarter of fiscal 2006, related to the settlement of certain open tax years, reduced the fiscal 2006 effective rate. As a result of the Transaction, we anticipate that our effective tax rate will be more volatile in future periods.

Net income for fiscal 2007 was $30.9 million compared to $261.1 million in the prior year, also reflecting the significant Transaction-related items and increased interest expense. Fiscal 2006 includes an after-tax charge of $3.4 million for the cumulative effect of a change in accounting principle for the adoption of FASB Interpretation No. 47. In addition, fiscal 2006 includes an after-tax gain of $3.1 million from discontinued operations.

Segment Results

The following tables present a 2007/2006 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Successor	Predecessor	Combined(1)	Predecessor	Change
Sales by Segment	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 28, 2007	Fiscal Year Ended September 29, 2006	$	%
Food and Support Services—Domestic	$5,759.0	$2,674.4	$8,433.4	$8,001.9	$431.5	5%
Food and Support Services—International	1,561.5	714.6	2,276.1	1,999.1	277.0	14%
Uniform and Career Apparel	1,117.9	556.9	1,674.8	1,620.2	54.6	3%

	$8,438.4	$3,945.9	$12,384.3	$11,621.2	$763.1	7%

	Successor	Predecessor	Combined(1)	Predecessor	Change
Operating Income by Segment	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 28, 2007	Fiscal Year Ended September 29, 2006	$	%
Food and Support Services—Domestic	$267.5	$130.7	$398.2	$433.9	$(35.7)	(8)%
Food and Support Services—International	64.7	22.6	87.3	73.4	13.9	19%
Uniform and Career Apparel	82.0	51.2	133.2	89.7	43.5	48%
Corporate	(48.8)	(136.0)	(184.8)	(66.5)	(118.3)	n/m (2)
Other Income (Expense) (Note 3)	21.2	—	21.2	—	21.2	n/m (2)

	$386.6	$68.5	$455.1	$530.5	$(75.4)	(14)%

(1)	Our combined results for the fiscal year ended September 28, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through September 28, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.
(2)	Not meaningful

Food and Support Services—Domestic Segment

Food and Support Services—Domestic segment sales for fiscal 2007 increased 5% over the prior year, primarily due to growth in the Higher Education, Corrections and Healthcare businesses. Excluding the impact of acquisitions, divestitures and foreign currency translation, sales also increased 5%. The Business & Industry sector had mid-single digit sales growth, led primarily by Refreshment Services and our Corrections business, with Business Dining showing improved growth. The Education sector had mid-single digit sales growth, with base business growth in our Higher Education food business, offset somewhat by slower growth in K-12 primarily due to lost business. The Healthcare sector had high-single digit sales growth, led by base and new business growth in both food and facility services. The Sports and Entertainment sector had mid-single digit sales growth, led by base business growth in both Stadiums & Arenas and Convention Centers.

Fiscal 2007 operating income was $398.2 million compared to $433.9 million in the prior year, as solid performance in the Healthcare and Business & Industry sectors and the Higher Education business was partially offset by lower operating income in the K-12 business and the Sports & Entertainment sector, as well as higher food costs in our Corrections business. However, the incremental amortization of acquisition-related customer relationship intangible assets resulting from the Transaction of $63.3 million caused operating income to decline from the prior year level.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for fiscal 2007 increased 14% compared to the prior year due principally to foreign currency translation (approximately 8%) and increased volume (approximately 5%). The increase was driven by strong growth in the U.K., Ireland, Chile, Korea and China. In addition, the 2007 period reflects an increase (approximately 1%) resulting from conforming the fiscal reporting period of a subsidiary to that of the Company.

Fiscal 2007 operating income was $87.3 million compared to $73.4 million in the prior year. Income growth in the U.K., Ireland, Spain and Japan together with the positive effect of currency translation more than offset the effect of incremental amortization of acquisition-related customer relationship intangible assets in 2007 of approximately $2.7 million.

Uniform and Career Apparel Segment

Uniform and Career Apparel segment sales increased 3% for fiscal 2007 compared to the prior year, as an 8% increase in the uniform rental business was offset by reduced direct marketing sales, in part due to our decision to exit the healthcare uniform line late in fiscal 2006. Sales growth, excluding the effects of acquisitions, was also 3%.

Segment operating income for fiscal 2007 was $133.2 million compared to $89.7 million in the prior year. Fiscal 2007 includes incremental amortization of acquisition-related customer relationship intangible assets resulting from the Transaction of approximately $16.3 million and fiscal 2006 includes a $35.0 million goodwill impairment charge and approximately $8.0 million of other asset and liability adjustments, resulting from business realignment initiatives at WearGuard-Crest. Operating margins in the rental business improved, helped somewhat by a year-over-year decline in energy costs, and WearGuard-Crest showed improved profitability.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $184.8 million for fiscal 2007 compared to $66.5 million for the prior year. The increase in fiscal 2007 was due principally to $117.8 million of costs related to the Transaction and increased stock-based compensation expense offset by a currency transaction gain of approximately $3.8 million. The costs related to the Transaction included $16.9 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives.

Other Income (Expense)

In June 2007, the Company recorded a gain of approximately $21.2 million from the sale of its 50% interest in SMG (see Note 3 to the consolidated financial statements).

Fiscal 2006 Compared to Fiscal 2005

Consolidated Overview

Sales for fiscal 2006 were $11.6 billion, an increase of 6% over fiscal 2005. Sales increased 6% in our worldwide Food and Support Services business while sales in the Uniform and Career Apparel segment increased 4% over the prior year. Excluding the impact of acquisitions, divestitures and foreign currency translation, sales increased 5% compared to the prior year.

Operating income for fiscal 2006 was $530.5 million compared to $580.2 million in fiscal 2005, a decrease of 9%. Fiscal 2006 operating income includes a charge for stock option expense of approximately $16.0 million, a charge of approximately $43.0 million for the write-down of goodwill and adjustments to asset and liability carrying values at WearGuard-Crest in the Uniform and Career Apparel segment, and $6.4 million of costs related to the Transaction. Operating income for fiscal 2005 includes $9.7 million representing our share of the gain on a real estate sale by a 50%-owned equity affiliate and a charge of $7.4 million which includes the effects of our decision to exit the West African oil services business and U.K. severance costs. Excluding acquisitions, divestitures, the impact of currency translation and the items described above, fiscal 2006 consolidated operating income increased 3% over the prior year. Consolidated operating margin decreased slightly.

Interest and other financing costs, net, increased 10% compared to the prior year due to higher year-over-year interest rates. The effective income tax rate for fiscal 2006 was 33.1% compared to 36.3% in fiscal 2005. The favorable adjustment of $14.9 million recorded in the first quarter of fiscal 2006, related to the settlement of certain open tax years, reduced the fiscal 2006 effective rate.

Net income decreased 9% from $288.5 million in fiscal 2005 to $261.1 million in fiscal 2006. Fiscal 2006 includes an after-tax charge of $3.4 million for the cumulative effect of a change in accounting principle for the adoption of FASB Interpretation No. 47. In addition, fiscal 2006 includes an after-tax gain of $3.1 million from discontinued operations.

Segment Results

The following tables present a 2006/2005 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Fiscal Year Ended		Change
Sales by Segment	September 29, 2006	September 30, 2005	$	%
Food and Support Services—Domestic	$8,001.9	$7,596.1	$405.8	5%
Food and Support Services—International	1,999.1	1,813.2	185.9	10%
Uniform and Career Apparel	1,620.2	1,554.1	66.1	4%

	$11,621.2	$10,963.4	$657.8	6%

	Fiscal Year Ended		Change
Operating Income by Segment	September 29, 2006	September 30, 2005	$	%
Food and Support Services—Domestic	$433.9	$428.0	$5.9	1%
Food and Support Services—International	73.4	53.1	20.3	39%
Uniform and Career Apparel	89.7	137.0	(47.3)	(35)%
Corporate	(66.5)	(37.9)	(28.6)	75%

	$530.5	$580.2	$(49.7)	(9)%

Food and Support Services—Domestic Segment

Food and Support Services—Domestic segment sales for fiscal 2006 increased 5% over the prior year due principally to increases in the Education, Sports & Entertainment, Corrections and Refreshment businesses and the remote camps business in Canada. Excluding the impact of acquisitions, divestitures and foreign currency translation, the sales increase was 6%. The Business Services sector reported low single digit sales growth as growth in the Corrections and Refreshment Services businesses and the remote camps business in Canada was offset by a slight decline in Business Dining Services and the divestiture of a facilities business in fiscal 2005. The Education sector experienced high single digit sales growth as a result of base business growth in Higher Education and K-12, as well as service expansion in Facilities. The Healthcare sector reported a slight sales increase as the impact of base business growth was offset by lost business. The Sports & Entertainment sector experienced high single digit sales growth driven principally by stadiums and arenas from the return of hockey and more baseball games, which was somewhat offset by the continuing impact of the hurricanes on our Convention Center business. Fiscal 2005 did not include operating results from National Hockey League venues due to the work stoppage.

Segment operating income was $433.9 million compared to $428.0 million in fiscal 2005. Fiscal 2005 included approximately $9.7 million representing our share of the gain from a real estate sale by a 50%-owned equity affiliate. Excluding the gain from fiscal 2005, operating income increased approximately 4%. Increased income from NHL venues and the continued strong remote camps business in Canada was substantially offset by the continuing impact of Hurricane Katrina on our Convention Center business and lower results from the Parks business. In addition, two contract terminations in the third quarter of fiscal 2006 and previously lost facilities services business negatively affected fiscal 2006 segment income.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment increased 10% compared to the prior year due to acquisitions (approximately 4%), net new accounts (approximately 4%), and increased volume (approximately 3%), offset by foreign currency translation (approximately 1%). Strong sales growth in Germany and Chile was partially offset by sales declines in the U.K. due to challenging trading conditions and lost business.

Segment operating income increased 39% compared to the prior year. The growth was driven principally by continued profitability improvement in our UK operations as well as good performance in Germany, and was offset by foreign currency translation (approximately 2%). The prior year included a charge of approximately $7.4 million representing the estimated cost of exiting the West Africa oil services business and a management separation charge in the U.K. Excluding the $7.4 million charge from fiscal 2005, segment income increased approximately 22% in fiscal 2006.

Uniform and Career Apparel Segment

Uniform and Career Apparel segment sales increased 4% compared to the prior year. Organic sales growth, which excludes the effects of acquisitions and divestitures, was 3% due net new business growth in the rental business offset by continued softness at both Galls and WearGuard-Crest.

The segment reported operating income of $89.7 million in fiscal 2006 compared to $137.0 million of operating income in the prior year. Increased sales and favorable merchandise costs in the rental business were more than offset by a $35.0 million goodwill impairment charge and approximately $8.0 million of other asset and liability adjustments at WearGuard-Crest, which consisted principally of adjustments to inventory carrying value. These charges were the result of business curtailment initiatives at WearGuard-Crest in the healthcare product category.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $66.5 million for fiscal 2006 compared to $37.9 million for the prior year. The increase was due principally to the expensing of stock options, which commenced in the first quarter of fiscal 2006 in connection with the adoption of SFAS No. 123R, other share-based compensation expense and transaction costs related to the Transaction.

Results of Discontinued Operations

In the third quarter of fiscal 2003, ARAMARK completed the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation for approximately $250 million in cash. At the time of sale, certain accruals were established for liabilities expected pursuant to the indemnification provisions of the sale agreement. In the fourth quarter of fiscal 2006, the remaining accrual balances were adjusted to reflect current expectations, resulting in additional income from discontinued operations of $3.1 million, net of tax.

Financial Condition and Liquidity

Cash provided by operating activities in fiscal 2007 was $484 million compared to $586 million in fiscal 2006. The principal components (in millions) of the net decrease were:

• Decrease in net income before noncash charges	$(174)
• Increase in accounts receivable sale proceeds	22
• Reduced working capital requirements	25
• Other, net	25

$(102)

The decrease in the total of net income before noncash charges results from Transaction-related expenses (including related tax effects) and increased interest expense. The accounts receivable sale proceeds increased as a result of increasing the size of the Receivables Facility in connection with the Transaction. The change in working capital requirements relates principally to the timing of disbursements. The “Other, net” caption includes the assumption of certain insurance liability claims.

In June 2007, the Company sold its 50% partnership interest in SMG for approximately $285 million, net of transaction fees, which exceeded the historical basis of the investment prior to the Transaction by approximately $217 million. The excess is fully taxable, resulting in a current income tax liability of approximately $76 million. In connection with the Transaction accounting, the SMG investment was written up to its estimated acquisition date fair value, except for the portion (approximately 10%) related to the carryover investor basis (see Note 2 to the consolidated financial statements). As a result, for financial reporting purposes a gain of $21.2 million, related to the Predecessor basis portion of the investment, was recognized as “Other (income) expense.”

At November 23, 2007, there was approximately $507.6 million of unused committed credit availability under our new senior secured revolving credit facility. As of September 28, 2007, there was approximately $504.0 million outstanding in foreign currency borrowings.

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

The applicable margin spread for borrowings under the revolving credit facility are 1.25% to 2.00% (as of September 28, 2007—2.00%) with respect to LIBOR borrowings and 0.25% to 1.00% (as of September 28, 2007—1.00%) with respect to base-rate borrowings.

Prior to April 16, 2007, the applicable margin spreads for borrowings under the term loan facilities were 2.00% to 2.125% with respect to LIBOR borrowings and 1.00% to 1.125% with respect to base-rate borrowings. On March 28, 2007, the Company amended the senior secured credit agreement (i) to lower the interest rate spread on the U.S. dollar and Euro term loans, (ii) to reduce the fees that it pays on the synthetic letter of credit facility, (iii) to add a provision requiring payment of a prepayment fee upon certain repayments for the purpose of reducing the interest rate spread effected within one year of the date of the amendment and (iv) to make certain other modifications set forth in the amendment. Effective on April 16, 2007, the applicable margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (as of September 28, 2007—2.00%) with respect to LIBOR borrowings and 0.875% to 1.125% (as of September 28, 2007—1.00%) with respect to base-rate borrowings. The applicable margin spreads under the yen and sterling term loan facilities are 2.00% to 2.125% (as of September 28, 2007—2.125%) with respect to LIBOR borrowings and 1.00% to 1.125% (as of September 28, 2007—1.125%) with respect to base-rate borrowings.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of September 28, 2007—0.50%).

Prior to April 16, 2007, fees on the $250 million synthetic letter of credit facility ranged from 2.00% to 2.125%. Effective on April 16, 2007, fees on the synthetic letter of credit facilities are 1.875% to 2.125% (as of September 28, 2007—2.00%).

The actual spreads within all ranges referred to above are based on a ratio of Consolidated Secured Debt to EBITDA, each as defined in the senior secured credit agreement.

All obligations under the senior secured credit facilities are secured by a security interest in substantially all assets of the Company and its U.S. subsidiaries.

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of the Company’s Excess Cash Flow (as defined in the senior secured credit agreement) commencing with fiscal year 2008, (ii) 100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights, and (iii) 100% of the net cash proceeds of any incurrence of debt, including debt incurred by any business securitization subsidiary in respect of any business securitization facility, but excluding proceeds from the Company’s receivables facilities and other debt permitted under the senior secured credit agreement. Any mandatory prepayments would be applied to the term loan facilities as directed by the Company. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepaid term loans may not be reborrowed.

The Company is required to repay the senior secured term loan facilities in quarterly principal amounts of 0.25% of the funded total principal amount for the first six years and nine months, with the remaining amount payable on January 26, 2014. On March 30, 2007, June 29, 2007 and September 28, 2007, the Company voluntarily prepaid an additional $40.0 million, $300.0 million and $50.0 million, respectively. All required quarterly principal amounts of the U.S. term loan have been paid through its maturity in January 2014.

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

8.50% Senior Notes due 2015 and Senior Floating Rate Notes due 2015

The senior floating rate notes due 2015 bear interest equal to three-month LIBOR (as defined in the indenture) plus a spread of 3.50%. Additional interest on the 8.50% senior notes due 2015 and senior floating rate notes due 2015 may accrue at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.00% per annum) if the Company does not complete an offer to exchange the initial unregistered notes for notes that are substantially identical but are registered under the Securities Act of 1933 within 240 days after the original issue date of the notes. The exchange offer was completed in August 2007.

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

5.00% Senior Notes due 2012

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% senior unsecured notes due 2012. The notes are recorded at $228.9 million as of September 28, 2007 as a result of the fair value accounting adjustments made in connection with the Transaction. The discount of $21.1 million will be accreted as interest expense over the remaining period to maturity.

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

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of September 28, 2007, we are in compliance with these covenants.

Under the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.

EBITDA is defined for purposes of these covenants as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined for purposes of these covenants as EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our senior secured credit agreement and the indenture. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

	Successor			Predecessor
(in millions)	Three Months Ended September 28, 2007	Three Months Ended June 29, 2007	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended December 29, 2006	Twelve Months Ended September 28, 2007
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$12.3	$(0.7)	$4.5	$(72.9)	$87.7	$30.9
Interest and other financing costs, net	128.3	133.6	104.0	12.8	35.9	414.6
Provision (benefit) for income taxes	6.2	(1.8)	0.2	(43.6)	48.7	9.7
Depreciation and amortization	121.1	122.2	79.2	28.8	87.6	438.9

EBITDA	267.9	253.3	187.9	(74.9)	259.9	894.1
Stock-based compensation expense (1)	9.9	10.4	7.2	78.9	5.2	111.6
Unusual or non-recurring gains and losses (2)	4.2	(24.1)	(3.8)	—	—	(23.7)
Pro forma EBITDA for equity method investees (3)	3.5	4.0	3.7	1.3	3.7	16.2
Elimination of earnings from SMG (4)	—	(3.9)	(3.8)	(0.8)	(5.9)	(14.4)
Pro forma EBITDA for certain transactions (5)	0.1	0.4	0.1	0.1	0.7	1.4
Costs related to the Transaction (6)	1.1	4.3	—	32.4	2.6	40.4
Other (7)	0.1	(0.4)	3.4	—	1.5	4.6

Adjusted EBITDA	$286.8	$244.0	$194.7	$37.0	$267.7	$1,030.2

(1)	Represents stock-based compensation expense resulting from the application of SFAS No. 123R for stock options, restricted stock units, restricted stock and deferred stock unit awards, including the repurchase of stock options and restricted stock units on January 26, 2007 (see Note 11 to the consolidated financial statements).

(2)	Unusual or non-recurring gains and losses consist of the following:

	Successor
(in millions)	Three Months Ended September 28, 2007	Three Months Ended June 29, 2007	Period from January 27, 2007 through March 30, 2007
Insurance proceeds related to Hurricane Katrina	$—	$(2.9)	$—
Currency transaction gain	—	—	(3.8)
Gain on sale of 50% interest in SMG	—	(21.2)	—
Technology asset impairment	4.2	—	—

Total	$4.2	$(24.1)	$(3.8)

(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Due to the sale of our 50% interest in SMG in June 2007, our share of earnings from SMG that was previously included in Adjusted EBITDA was eliminated.
(5)	Represents the annualizing of estimated EBITDA from acquisitions made during the period.
(6)	Costs related to the Transaction include $16.6 million of accounting, investment banking, legal and other costs associated with the Transaction and a charge of approximately $23.8 million related to change in control payments to certain executives.
(7)	Other includes certain other miscellaneous items such as senior management severance and reorganization costs ($0.6 million) and unusual receivables write-offs ($3.8 million).

Beginning with the twelve months ended March 30, 2007, our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013 (as of September 28, 2007—5.875x). Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and certain other indebtedness secured by a lien reduced by the lesser of cash and cash equivalents on our balance sheet that is free and clear of any lien, or $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our senior secured revolving credit facility lenders failed to waive any such default, would also constitute a default under our indenture. The actual ratio at September 28, 2007 was 3.89x.

Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio. The actual ratio was 2.08x for the twelve months ended September 28, 2007.

In connection with the Transaction, the Company and its Parent Company paid the Sponsors and certain affiliates $27.0 million of transaction fees, $30.0 million for acquisition advisory services, approximately $105.2 million in underwriting discount, commitment, arranging and similar fees related to the senior secured credit agreement and the issuance of the $1.28 billion of 8.50% senior notes due 2015 and $500 million of senior floating rate notes due 2015, and approximately $1.1 million for the reimbursement of out-of-pocket expenses. These amounts have been included in the total purchase price of the Transaction, recorded as debt issue cost or expensed as incurred, as appropriate.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 28, 2007:

	Payments Due by Period
Contractual Obligations as of September 28, 2007	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings (1)	$5,851,407	$37,413	$25,706	$266,716	$5,521,572
Capital lease obligations	60,303	14,030	27,102	14,092	5,079
Estimated interest payments (2)	2,931,000	436,600	872,900	861,500	760,000
Operating leases	572,517	170,446	150,887	100,097	151,087
Purchase obligations (3)	381,907	120,332	200,027	20,439	41,109
Other long-term liabilities reflected on the balance sheet (4)	170,845	—	—	—	170,845

	$9,967,979	$778,821	$1,276,622	$1,262,844	$6,649,692

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of September 28, 2007		Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$125,057	$125,057	$—	$—	$—
Guarantees	—	—	—	—	—

	$125,057	$125,057	$—	$—	$—

(1)	Excludes the remaining discount of $21.1 million recorded as a result of the fair value accounting adjustments made in connection with the Transaction (see Note 5 of the consolidated financial statements).
(2)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at September 28, 2007 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2008 through 2015 is $5,820,900, $5,810,600, $5,797,900, $5,785,400, $5,566,800, $5,516,800, $3,646,900 and $890,000, respectively. The average interest rate (after giving effect to interest rate swaps) for each fiscal year from 2008 through 2015 is 7.50%, 7.51%, 7.52%, 7.53%, 7.63%, 7.64%, 7.88% and 8.60%, respectively. Refer to Note 5 of the consolidated financial statements for the terms and maturities of existing debt obligations.
(3)	Represents commitments for capital projects, client contract investments and business acquisitions.
(4)	Includes certain unfunded employee retirement obligations.

The Company has excluded from the table above uncertain tax liabilities as defined in FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” due to the uncertainty of the amount and period of payment. As of September 28, 2007, the Company has gross uncertain tax liabilities of $39.7 million (see Note 9 to the consolidated financial statements).

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount as of September 28, 2007 was $179.7 million (see Note 10 to the consolidated financial statements).

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $289.0 million and $306.1 million at September 28, 2007 and September 29, 2006, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At September 28, 2007 and September 29, 2006, $234.6 million and $187.8 million of accounts receivable were sold and removed from the Consolidated Balance Sheets, respectively.

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

In July 2004, the Company learned that it was under investigation by the United States Department of Commerce, among others, relating to Galls, a division of the Company, in connection with record keeping and documentation of certain export sales. In 2004 and 2005, the Government obtained and received numerous records from the Company, which cooperated in the investigation. See “Risk factors—If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits and other liabilities and restrictions on our operations that could significantly and adversely affect our business.”

In March 2000, Antonia Verni, by guardian ad litem, and Fazila Verni sued the Company and certain affiliates, along with Ronald Verni, David Lanzaro, the New Jersey Sports & Exposition Authority, the N.Y. Giants, Harry M. Stevens, Inc. of New Jersey, Shakers, The Gallery, Toyota Motors of North America, Inc. and the National Football League, for monetary damages for injuries they suffered. On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the

Superior Court issued its decision reversing the entire verdict of the trial court. The Appellate Division cited multiple errors by the trial court and reversed the finding of liability against the Company and its affiliates. The Appellate Division reversed both the compensatory and punitive damage awards and remanded the matter back to the trial court for a new trial. On June 1, 2007, the Company and certain affiliates entered into a settlement agreement with the plaintiffs, which settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. This settlement agreement was approved by the Superior Court of New Jersey on October 5, 2007.

In June 2006, the Bermuda Monetary Authority presented a winding up petition to the Supreme Court of Bermuda as to Hatteras Re, a Bermuda reinsurance company which participated in a portion of ARAMARK’s casualty insurance program, to place it into provisional liquidation. A joint provisional liquidator (hereinafter the “Liquidator”) was appointed and authorized to assume control of Hatteras Re’s business. At an official meeting of creditors on November 9, 2006, the creditors elected to keep the Liquidator as a permanent liquidator and ARAMARK was elected to the Committee of Inspection. The Supreme Court of Bermuda then approved these elections. On March 12, 2007, ARAMARK and the Liquidator finalized a settlement whereby the Liquidator released certain funds held by Hatteras Re to ARAMARK. Using these funds, ARAMARK then entered into an agreement with an alternate carrier to novate the insurance policies at issue. As a part of the settlement, the Liquidator has also agreed to a total claim by ARAMARK against the estate of Hatteras Re of $10.25 million. At this time, the Liquidator is in settlement negotiations with the principals of Hatteras Re and other potentially responsible third parties in order to obtain additional funds for the estate that eventually may be used to pay a portion of ARAMARK’s claim. While the ultimate outcome of this matter is uncertain, and dependent in part on future developments, based on the information currently available, ARAMARK and its insurance advisors do not expect that the final resolution will have a material adverse effect on the consolidated financial statements.

New/Proposed Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations, which will significantly change the accounting for business combinations. SFAS No. 141R is effective for ARAMARK for business combinations finalized beginning in fiscal 2010. The Company is currently evaluating the Statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for ARAMARK beginning in fiscal 2010. The Company is currently evaluating the Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected to be measured at fair value are recognized in earnings each reporting period. SFAS No. 159 is effective for ARAMARK beginning in fiscal 2009. The Company is currently evaluating the Statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for ARAMARK beginning in fiscal 2009 for financial assets and financial liabilities and fiscal 2010 for nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the Statement.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including increased food costs, labor-related, energy and product sourcing or distribution costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of further unionization of our workforce; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; our competitor’s activities or announced planned activities; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if were are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; our potential inability to repurchase our notes upon a change of control; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Results of Operations and Financial Condition” sections and other sections of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 28, 2007 and September 29, 2006 (See Notes 5 and 6 to the consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 28, 2007 and September 29, 2006. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
As of September 28, 2007	2008	2009	2010	2011	2012	Thereafter		Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$14	$18	$11	$10	$254 (a)	$1,285	(b)	$1,592	$1,585
Average interest rate	6.0%	5.9%	6.0%	6.0%	5.0%	8.5%		7.9%
Variable rate	$37 (d)	$12 (d)	$12 (d)	$11 (d)	$6 (d)	$4,242	(c)(d)	$4,320	$4,229
Average interest rate	6.1%	6.4%	6.4%	6.6%	7.2%	7.2%		7.2%

Interest Rate Swaps:
Receive variable/pay fixed		$151	$1,282		$2,041	$170			$(86.2)
Average pay rate		5.0%	5.0%		5.2%	6.6%
Average receive rate		5.6%	5.3%		5.1%	7.5%

(a)	Balance includes $250 million of senior notes callable by us at any time.
(b)	Balance consists of $1,280 million of senior notes callable by us at any time with any applicable prepayment penalty.
(c)	Balance includes $500 million of senior notes callable by us at any time with any applicable prepayment penalty.
(d)	Balance includes $6 million each for fiscal 2008 through 2012 and $3,742 million for Thereafter of senior secured term loan facilities callable by us any time.

As of September 28, 2007, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of €8.7 million and £2.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of September 28, 2007, the fair value of these foreign exchange contracts was a loss of $0.2 million.

Beginning in November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of September 28, 2007, the Company had contracts for approximately 640,000 MMBtu’s outstanding for the remainder of fiscal 2008. As of September 28, 2007, the fair value of these natural gas swap agreements was a loss of $0.4 million.

	Expected Fiscal Year of Maturity
As of September 29, 2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$537 (a)	$308 (a)	$15	$12	$14	$254 (b)	$1,140	$1,097
Average interest rate	6.4%	6.4%	6.6%	6.6%	6.5%	5.0%	6.1%
Variable rate	$50	$7	$272	$9	$326		$664	$664
Average interest rate	5.6%	6.0%	5.6%	6.0%	6.4%		6.0%

Interest Rate Swaps:
Receive variable/pay fixed			$174			$300		$10.6
Average pay rate			5.6%			4.4%
Average receive rate			4.8%			5.5%
Receive fixed/pay variable		$100						$(2.6)
Average pay rate		8.5%
Average receive rate		6.4%

As of September 29, 2006, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 53.0 million Euros, 8.0 million GBP, 68.8 million Canadian dollars and 2.0 million Mexican pesos, to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of September 29, 2006, the fair-value of these foreign exchange contracts was a $0.4 million net unrealized gain.

Beginning in November 2005, the Company has entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of September 29, 2006, the Company had contracts for approximately 962,000 MMBtu’s outstanding for settlement in fiscal 2007 and 2008. As of September 29, 2006, the fair-value of these natural gas swap agreements was an unrecognized loss of approximately $1.6 million.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Schedule at page S-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

(b) Internal Control over Financial Reporting

Not applicable.

(c) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The following table presents the names and positions of our directors and executive officers, their ages as of November 23, 2007 and the length of time they have been officers:

Name	Age	Position	Director/Officer Since
Joseph Neubauer	66	Chairman and Chief Executive Officer and Director	1979
Bart J. Colli	59	Executive Vice President, General Counsel and Secretary	2000
Christopher S. Holland	41	Senior Vice President, Treasurer and Director	2003
Andrew C. Kerin	44	Executive Vice President and President, ARAMARK Domestic Food, Hospitality and Facilities	2004
John M. Lafferty	63	Senior Vice President, Controller and Chief Accounting Officer	2000
Lynn B. McKee	52	Executive Vice President, Human Resources	2004
Ravi K. Saligram	51	Executive Vice President and President, ARAMARK International	2004
L. Frederick Sutherland	55	Executive Vice President, Chief Financial Officer and Director	1983
Thomas J. Vozzo	45	Executive Vice President and President, ARAMARK Uniform and Career Apparel	2004

Joseph Neubauer has been our Chairman and Chief Executive Officer since September 2004. From January 2004 to September 2004, he served as our Executive Chairman. Mr. Neubauer also served as our Chief Executive Officer from February 1983 to December 2003 and as our Chairman from April 1984 to December 2003. He was our President from February 1983 to May 1997. He is a director of Verizon Communications Inc., Federated Department Stores, Inc. and Wachovia Corporation.

Bart J. Colli joined us in February 2000 as General Counsel and was elected as our Executive Vice President and Secretary in March 2000. Prior to joining us, he was a partner with McCarter & English LLP since 1985.

Christopher S. Holland has been our Senior Vice President and Treasurer since May 2006. He joined us in November 2003, and he became our Vice President and Treasurer in December 2003. Prior to joining us, Mr. Holland served as Vice President, Investment Banking at J.P. Morgan Chase & Co. since 1998.

Andrew C. Kerin has served as our Executive Vice President since November 2006 and President, ARAMARK Domestic Food, Hospitality and Facilities since April 2006. From November 2004 to November 2006 he served as Senior Vice President and from November 2004 to April 2006 as President, ARAMARK Healthcare, Facilities and Education. He served as President, ARAMARK Healthcare and Education from January 2004 to November 2004, and from May 2002 to January 2004, as President, Healthcare and Facilities Group. Prior to that, he served as President, ARAMARK ServiceMaster Facility Services from November 2001 to May 2002 and as President, ARAMARK Correctional Services from June 2001 to November 2001. Mr. Kerin served with ARAMARK Facility Support Services as President from September 1999 to June 2001, as Senior Vice President from April 1998 to September 1999 and as Vice President from when he joined us in October 1995 to April 1998.

John M. Lafferty joined us and was elected as our Senior Vice President and appointed Controller and Chief Accounting Officer in August 2000. Prior to joining us, he retired as a partner with Arthur Andersen LLP, where he had been a partner since 1977.

Lynn B. McKee has been our Executive Vice President, Human Resources since May 2004. From January 2004 to May 2004, she was our Senior Vice President of Human Resources and from September 2001 to December 2003, she served as Senior Vice President of Human Resources for our Food and Support Services Group. From August 1998 to August 2001, Ms. McKee served as our Staff Vice President, Executive Development and Compensation.

Ravi K. Saligram was elected as our Executive Vice President in November 2006 and President, ARAMARK International in November 2004. From November 2004 to November 2006, Mr. Saligram served as our Senior Vice President. He joined us in June 2003 as President, ARAMARK International. Prior to joining us, Mr. Saligram held various positions with the Inter-Continental Hotel Group from 1994 to 2002, most recently as President, Brands & Franchise, North America from October 2000 to July 2002, as Chief Marketing Officer & Managing Director, Global Strategy from August 1999 to September 2000, and as President, International from June 1998 to July 1999. Mr. Saligram is a director of Church & Dwight Co., Inc.

L. Frederick Sutherland became our Chief Financial Officer in May 1997. He has served as an Executive Vice President since May 1993. From May 1993 to May 1997, he also served as President of our Uniform Services division and from February 1991 to May 1993, he served as our Senior Vice President of Finance and Corporate Development. Mr. Sutherland served as our Treasurer from February 1984 to February 1991. Mr. Sutherland is a director of Consolidated Edison, Inc.

Thomas J. Vozzo was elected as our Executive Vice President in November 2006 and has served as President, ARAMARK Uniform and Career Apparel since April 2003. From November 2004 to November 2006, he served as our Senior Vice President. Prior to that, Mr. Vozzo served in various divisions of ARAMARK Uniform and Career Apparel, including as President, Direct Marketing Group from July 2002 to April 2003 and President, Galls from January 1997 to April 2003. He served as Executive Vice President, Galls from April 1996 to January 1997 and as WearGuard Vice President, Marketing and then Vice President, Sales and Marketing from January 1992 to April 1996.

Our executive officers are elected annually by the Board of Directors and serve at its discretion or until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Code of Conduct

We have a business conduct policy that applies to all employees and non-employee directors, which includes the code of ethics for our principal executive officer, our principal financial officer and our principal accounting officer or controller within the meaning of the SEC regulations adopted under the Sarbanes-Oxley Act of 2002. Our business conduct policy is posted under the Investor Relations section of our website at www.aramark.com.

Copies of our business conduct policy also are available at no cost to any person who requests them by writing or telephoning us at the following address or telephone number:

ARAMARK Corporation

1101 Market Street

Philadelphia, PA 19107

Attention: Vice President, Audit & Controls

Telephone: (215) 238-3000

We will post any amendments to the business conduct policy and any waivers that are required to be disclosed on our website by SEC rules.

Audit Committee Financial Expert

The Board of Directors of the Company does not have any separate standing committees. The Audit and Corporate Practices Committee of the Holdings board performs the functions of an audit committee for the Company. Because the Company does not have an audit committee, the Board of Directors of the Company does not make a determination with regard to an Audit Committee Financial Expert.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

Ownership in ARAMARK has long been a hallmark of the company’s total compensation and rewards package for management. Direct ownership, coupled with other long-term incentives, has been an important driver in ARAMARK’s success.

ARAMARK’s compensation philosophy is designed to reward top performers and to provide opportunities for them to share in the growth and success that they help to create. At the same time, this philosophy supports the company in:

•	Attracting and retaining the best performers;

•	Rewarding company and individual performance by providing compensation levels consistent with the level of contribution and degree of accountability;

•	Aligning performance measures with ARAMARK’s goals and including a significant portion of incentive compensation to drive results; and

•	Stockholder Value Creation by strengthening the correlation between the long-term interests of our executives and the interests of stockholders.

As a result of the transaction, ARAMARK’s common stock is no longer publicly traded, but is owned by our sponsors and members of ARAMARK management. Stock ownership, under the auspices of the ARAMARK Management Ownership Program (the “Program”), is a substantial component of our compensation program for the approximately 250 members of the Executive Leadership Council, who are the most senior managers of the Company, including the members of our management committee. We believe that direct ownership, coupled with other long-term incentives, has been and will continue to be an important driver of our success.

This Program is comprised of:

•

The Management Investment Opportunity—a chance to participate in the Management Ownership Program by directly purchasing ARAMARK stock, and thereby immediately participating in the new company’s growth.

•	Investment Stock Options—a match of the executive’s purchase of stock in the form of stock options.

•

Non-investment Stock Options—granted at management’s discretion, to reward high performing, high potential individuals. Subsequent to the buyout, Non-investment Stock Options were granted to additional managers outside of our Executive Leadership Council as well.

Attracting and Retaining the Best Performers

Our compensation programs play an integral role in attracting and retaining our executives (including members of our management committee). These programs are competitive with our industry, and are well balanced to provide annual and longer term capital accumulation opportunities through salary, annual incentives and equity vehicles. We believe that the total compensation packages for executives including our management committee members generally represent the median in our industry.

The Management Ownership Program provides significant retention value in two ways:

1. The investment in Holdings’ common stock is illiquid while our executives (including management committee members) remain employed by us. If an executive voluntarily terminates employment, ARAMARK can require him or her to sell the stock back to the company for a price equal to the fair market value at the time of sale, starting one year after termination. The company can pay for the stock with a three year note or cash, except in the case of death, disability or retirement, when it must pay cash. Beginning

January 26, 2008, a terminated executive can require ARAMARK to repurchase his or her shares, subject to an overall dollar amount limitation. Fair market value of the common stock will be the most recent quarterly appraisal value. ARAMARK’s ability to purchase the stock is subject to overall limitations contained in our credit agreements and stockholders agreement.

2. Half of all options granted are time-based and vest over a four-year period. The other half are performance-based and require that ARAMARK achieve certain financial targets before those options will vest.

Rewarding Individual Performance

Our compensation programs are designed to reward executives, including members of our management committee, who perform to or exceed our standards by:

•	recognizing the employee’s scope of responsibilities and management capabilities, and

•	incenting him or her to maximize company-wide financial results including, among other measures, earnings before interest and taxes (“EBIT”) and pretax income.

Aligning Performance Measures with Company Goals

In addition to investing a significant amount of personal financial resources in the purchase of company stock, our executives (including the management committee members) commit to the long-term performance of the company and are rewarded when those targets are met or exceeded. Half of the stock options granted are subject to performance-based vesting, based upon the satisfaction of specified EBIT targets. Therefore, if an executive, including a management committee member, helps to drive corporate EBIT growth, he or she can have a direct impact on the vesting of a portion of his or her equity.

Taken together, we believe that the components of ARAMARK’s compensation program for our executives, including our management committee members, support our goals to attract and retain top talent who will be instrumental in driving our business results.

Overview

Holdings, our parent company, is a party to or sponsor of some of the plans and arrangements we discuss below, while we are a party to or sponsor of other plans or arrangements. In addition, our executive officers are also executive officers of Holdings and the board and compensation committee of Holdings make the determinations with regard to their compensation. Therefore, when we discuss the board or compensation committee, we are referring to the board and Compensation and Human Resources Committee of Holdings.

In connection with the transaction, the members of our management committee, which is composed of our named executive officers, Joseph Neubauer, L. Frederick Sutherland, Andrew C. Kerin, Thomas J. Vozzo and Bart J. Colli, and two other executive vice presidents, Lynn B. McKee and Ravi Saligram, along with approximately 250 other executives, each made a substantial investment in the common stock of Holdings. The Holdings board granted stock options to these executives, including each member of the management committee other than Mr. Neubauer, designed to “match” their investments (up to a certain maximum investment amount), with the number of stock options for the management committee determined by a formula that is described below. The investment in Holdings, which, for each of the members of our management committee other than Mr. Neubauer was based on a range of seven to fourteen times his or her current base salary (with one member of our management committee investing more than fourteen times his base salary). Along with the matching stock options that were granted based on their investment and the non-investment stock options that were granted soon after the transaction was completed, these now serve as a substantial component of our compensation program for our management committee and provide significant retentive value to us for two reasons:

•

The investment in common stock is illiquid while management committee members remain employed by us. If one of our management committee members were to voluntarily terminate his or her employment with us, Holdings can compel him or her to sell that stock back to Holdings for a price equal to the fair market value at the time of that sale. Holdings does not have this right until one year after termination of employment. The company can pay for the stock with a three year note, except in the case of death, disability or retirement, when it must pay cash. Beginning January 26, 2008, a terminated management committee member can require Holdings to repurchase his or her shares, subject to an overall dollar amount limitation. Fair market value of the common stock will be the most recent quarterly appraisal value.

•

Half of all options granted are time-based and vest over a four year period and half are performance-based and require that Holdings achieve certain financial targets before those options will vest. See “Components of Executive Compensation—Equity Incentives.”

In early fiscal 2007 (until January 26, 2007, when the transaction was completed), our compensation committee was composed of James E. Preston (Chairman), Ronald R. Davenport, Thomas H. Kean and Ronald L. Sargent, each of whom served on the board prior to the transaction. Determinations with respect to base salary for 2007 were made by our pre-transaction compensation committee. Equity grants and bonus awards for fiscal 2007 were determined by Holdings’ current compensation committee.

Our Executive Compensation Policy

Our compensation programs are designed to support our overall commitment to continued growth and the provision of quality services to our customers. Our programs are focused on three important goals:

•	Attraction and Retention—to enable us to recruit and retain the best performers;

•	Company and Individual Performance—to provide compensation levels consistent with the level of contribution and degree of accountability;

•	Alignment—to use performance measures consistent with our goals and to include a significant portion of incentive compensation to drive results; and

•

Stockholder Value Creation—to strengthen the correlation between the long-term interests of our executives and the interests of stockholders by ensuring that a substantial portion of the executives’ compensation is tied to our performance and by encouraging each executive to maintain a significant ownership interest in the Company.

Attraction and Retention

Our compensation programs are an integral part of attracting and retaining members of our management committee. These programs are competitive with those of others in our industry and are well balanced to provide annual and longer term capital accumulation opportunities by way of salary, annual incentives and equity vehicles. With regard to compensation, we aim to be in line with the median in our industry and our compensation packages generally align with that market median.

Company and Individual Performance

Our business requires us to deliver exceptional experiences to our clients and customers that are value driven. Our compensation programs are designed to reward all of our executives, including members of our management committee, who perform to or exceed our standards by recognizing each executive’s scope of responsibilities, and management capabilities, and incentivizing him or her to maximize company-wide financial results including, among other measures, earnings before interest and taxes, or EBIT, and pretax income.

Alignment

We attempt to align our management committee members’ and other executives’ goals with ARAMARK’s, particularly those of our clients, customers and stockholders. As a result of the transaction, our management committee members’ and other executives’ interests have been strongly aligned with those constituencies since a significant amount of our management committee members’ and other executives’ personal capital has been invested in Holdings. In addition, because 50% of stock options granted are subject to performance-based vesting, if ARAMARK performs well and satisfies the EBIT targets that must be achieved for performance vesting of stock options as described in “Components of Executive Compensation—Equity Incentives,” portions of the total number of stock options held by members of our management committee will vest. Therefore, if a management committee member or other executive helps to drive corporate EBIT growth, he or she can have a direct impact on the vesting of a portion of his or her equity.

Stockholder Value Creation

One of the objectives of our executive compensation program is to align the long-term interests of the Company’s executives with those of its stockholders. In accomplishing this objective, the compensation committee believes that the compensation structure should encourage both superior annual performance and the achievement of long-term objectives. Accordingly, bonuses are based on annual performance of ARAMARK and the executive. In addition, 50% of stock options granted to our executives are performance-based and vest only if we attain certain EBIT targets or other returns over the four year vesting schedule of the options. This emphasis on long-term compensation underscores the importance of maintaining our executives’ focus on creating long-term success and sustained stockholder value.

Role of Compensation Consultants

In October 2007, the compensation committee engaged Frederic W. Cook & Co., Inc. to assist in the evaluation of compensation for the management committee and the board of directors. Prior to that engagement, from time to time, the compensation committee had previously consulted with Frederic W. Cook & Co., Inc. and our Human Resources Services department had discussed with Frederic W. Cook & Co., Inc. the design of programs that affect executive officer compensation. Lynn McKee, our Executive Vice President, Human Resources, participated in the selection of and discussions with representatives from Frederic W. Cook & Co., Inc. None of our other executive officers has participated in the selection of any particular compensation consultant. Frederic W. Cook & Co., Inc. has provided us with market intelligence and guidance on compensation trends, along with general views on specific compensation programs being designed by our Human Resources management. We consulted with both Frederic W. Cook & Co., Inc and Watson Wyatt in connection with the design of the equity compensation programs and other compensation issues in connection with the transaction. While only the compensation committee may formally engage compensation consultants with respect to the compensation of executive officers and directors, our management may seek the advice of these or other compensation consultants from time to time with the approval of our compensation committee chairman.

Role of Compensation Committee and Executive Officers

The compensation committee is responsible for the oversight of our executive compensation program. The compensation committee makes or approves all decisions concerning compensation awarded to members of our management committee. Although Mr. Neubauer is a member of the compensation committee, he recuses himself from compensation committee discussions regarding his own compensation.

Our Human Resources department analyzes the compensation of our management committee members and has utilized data and advice from Frederic W. Cook & Co., Inc. in determining compensation recommendations for our management committee members. Ms. McKee then engages in discussions with Mr. Neubauer regarding the compensation of members of the management committee other than himself and herself before it is proposed to the compensation committee. Following this consultation Mr. Neubauer presents a recommendation for Ms. McKee’s compensation and Ms. McKee presents the recommendations for the other management committee members’ compensation, including Mr. Neubauer’s compensation, to the compensation committee for its consideration. The compensation committee utilizes this information and makes the final decisions regarding executive compensation for our management committee members, including Mr. Neubauer.

The Compensation Committee’s Processes

The compensation committee generally makes its compensation decisions at its November meetings. New hires and promotions are considered at its meetings throughout the year. Base salary decisions are made in early November and are effective at the beginning of the next calendar year, while bonus awards to members of our management committee generally are made in late November for the immediately preceding fiscal year. In addition, the bonus pool under the Senior Executive Annual Performance Bonus Arrangement for the current fiscal year is set at the late November meeting. The compensation committee makes its decisions after review and discussion of recommendations made by Ms. McKee, with input from Mr. Neubauer, and materials prepared by our Human Resources department and Frederic W. Cook & Co., Inc. In addition, Mr. Neubauer provides the Committee with qualitative assessments of the other management committee members’ performance before it makes its compensation decisions. Stock option grants were made to members of our management committee in January and February 2007. The January 2007 stock option grants were made in connection with the investment in Holdings and the February 2007 stock option grants were discretionary grants and were not linked to investment amounts. See “Components of Executive Compensation—Equity Incentives.” We have not established a cycle for any future grants to members of our management committee. The compensation committee is entitled to exercise its discretion with regard to any element of compensation and does exercise negative discretion, particularly with regard to bonuses.

Components of Executive Compensation

The principal components of our executive compensation program are base salary, bonus, equity incentives, employee and post employment benefits and perquisites.

Base Salary

We use base salary to reflect the value of a particular position—to the company, to the marketplace and the value the individual contributes. Salary levels for our management committee members are reviewed at least annually. The specific salary increase for each member of our management committee in fiscal 2007 was based upon a review of his or her individual performance along with a comparison to published market data relating to over 500 companies, as well as a review of a select group of peer companies consisting of 16 publicly traded service-based companies selected based upon their revenues, net income, market capitalization and number of employees (the “peer companies”). These included Brinks, Cintas, Compass Group PLC, Darden Restaurants, FedEx, Marriott, McDonald’s, Mitchells & Butlers, Performance Food Group, Ryder Systems, Starbucks, SYSCO, UPS, Waste Management, Wendy’s International and Yum Brands. In terms of size, ARAMARK’s revenues approximated the median of the peer companies, market capitalization prior to the transaction was between the 25th percentile and median and number of employees was above the 75th percentile.

Salaries for all management committee members other than Mr. Neubauer are reviewed by Mr. Neubauer. Ms. McKee participated in all reviews except her own. A survey of competitive salaries is conducted and recommendations are made to the compensation committee, for its review and approval. Salary adjustments generally take place at the beginning of the following calendar year. Salary increases also can be recommended and approved for a promotion or a significant change in responsibilities.

Bonus

In fiscal 2007, members of our management committee participated in ARAMARK’s Senior Executive Annual Performance Bonus Arrangement (the “Bonus Arrangement”). Under the Bonus Arrangement, the compensation committee approved in November 2006 the establishment of a bonus pool which was funded based on a percentage of pre-tax income. The percentages of pre-tax income for each member of our management committee represent the maximum amount that can be awarded to him or her and are as follows: for Mr. Neubauer, 1%, for Mr. Sutherland, 0.5%, and for Messrs. Kerin, Colli, Saligram and Vozzo and Ms. McKee, 0.4%. This pool method was chosen to satisfy the requirements of Section 162(m) of the Internal Revenue Code (when the company was subject to Section 162(m) prior to the transaction). For fiscal 2007, the compensation committee exercised negative discretion with regard to the actual bonus amounts awarded to members of our management committee. For fiscal 2007, the Committee adjusted the Company’s financial results to reflect the impact of the transaction for purposes of calculating bonus awards. Transaction costs and amortization and additional interest expense attributable to the transaction were added back to the financial results so that employees were not penalized for such costs that were unrelated to our performance and gains on dispositions were deducted from our financial results as well.

Bonuses are designed to encourage and reward performance that is consistent with our financial objectives and individual goals and targets. In determining the actual bonuses paid to members of our management committee other than Mr. Neubauer, the compensation committee considers the maximum bonus amount based on the above pre-tax income formula and then considers as reference points the results of a management committee member’s group’s business, including EBIT, sales, return on gross investment (“ROGI”) and client retention (in the case of our group presidents). Other factors include our company-wide results, such as EBIT, sales, ROGI and net income (in the case of the other management committee members, other than Mr. Neubauer), the bonuses awarded by our peer companies to comparable officers and the management committee member’s historical bonus awards. Ms. McKee presents these reference points, along with a specific recommendation, except with respect to herself, to Mr. Neubauer for his review. After consultation with Mr. Neubauer, who considers the individual contributions of the management committee members other than himself, final bonus recommendations for management committee members, other than Mr. Neubauer, are made to the compensation committee. The recommendation for fiscal 2007 represented less than the amount derived from the formula described above. The compensation committee considers the reference points and recommendation and, to the extent that the amount awarded is lower than the maximum bonus payable based on the pre-tax income formula, exercises negative discretion to determine the bonus amounts for members of our management committee, other than Mr. Neubauer. The compensation committee also considers a target or threshold amount which represents the compensation committee’s view of a market competitive award. For fiscal 2008, those bonus targets are $475,000, $475,000, $400,000, $400,000, $400,000, $400,000 for Messrs. Sutherland, Kerin, Colli, Saligram and Vozzo and Ms. McKee, respectively. For fiscal 2007 our management committee members’ bonus amounts, other than Mr. Neubauer’s, ranged from 83% to 95% of their base salaries.

In determining the actual bonus paid to Mr. Neubauer, the compensation committee considers the maximum bonus amount based on the above formula and considers as reference points the bonuses awarded by our peer companies to their chief executive officers, as well as Mr. Neubauer’s historical bonus awards. The Human Resources department also engages in a discussion with a representative of Frederic W. Cook & Co., Inc., who provides a recommendation as to a bonus range for Mr. Neubauer based on their view of bonuses paid to similarly situated chief executive officers. Ms. McKee then presents the recommendation to the compensation committee. The recommendation for fiscal 2007 represented less than the amount derived from the formula described above. The compensation committee considers the reference points and recommendation and, to the extent that the amount awarded is lower than the maximum bonus payable based on the pre-tax income formula, exercises negative discretion to determine the bonus amount for Mr. Neubauer. The compensation committee also considers a target or threshold amount which represents the compensation committee’s view of a market competitive award (for 2008, Mr. Neubauer’s target bonus amount is $2 million). Mr. Neubauer was awarded 47% of his maximum bonus potential for fiscal 2007 and his bonus is equal to 210% of his salary for fiscal 2007. Mr. Neubauer was not involved in the determination of his bonus for fiscal 2007.

Equity Incentives

Stock options were granted to members of our management committee in accordance with Holdings’ 2007 Management Stock Incentive Plan on two occasions: investment stock options were granted in connection with their investment in Holdings in January 2007, and non-investment stock options were granted in February 2007. These grants of stock options were based on pre-established equity targets that considered competitive grant practices reflected in published surveys of over 500 companies, the equity awards of the peer companies described above as well as general standards of equity programs offered to executives of companies owned by private equity firms. These grants assumed that each management committee member would invest his or her target investment amount. Options granted in connection with our management committee members’ investments in Holdings were granted according to a formula. To encourage management committee members to invest in the transaction, management committee members other than Mr. Neubauer received 1.25 options for every share of stock they purchased up to a certain target investment amount (which was based on each management committee member’s base salary for 2007) and one option for each share purchased above that target investment amount up to a maximum of their range (the range was seven to fourteen times base salary for management committee members).

We also made discretionary grants in February 2007 to reward high potential and high performing individuals. With regard to non-investment stock option grants, after consultation with Frederic W. Cook & Co., Inc., Ms. McKee consulted with Mr. Neubauer on the grants to the management committee members and Ms. McKee made recommendations to the compensation committee. We believe that the combination of the non-investment stock option grants and the investment matching stock options granted in connection with our management committee members’ target investments (other than with respect to Mr. Neubauer) provide an award that is competitive relative to the market data described above on an annualized basis and will assist us in retention and aligning their interests with those of our shareholders.

Mr. Neubauer did not receive a stock option grant in connection with his investment in Holdings because he was a primary investor in the transaction, along with the sponsors. Mr. Neubauer did, however, receive a non-investment stock option grant to purchase 450,000 shares of Holdings with the same terms as those detailed above for the other members of our management committee. In determining Mr. Neubauer’s stock option grant, the compensation committee considered a range recommended by Frederic W. Cook & Co., Inc. and Ms. McKee, and market data from published surveys covering 500 companies, as well as the peer companies.

Equity Grant Policy

As discussed above, grants of options related to management’s investment were made to the members of the management committee (other than Mr. Neubauer) at the closing of the transaction and grants were made to the members of the management committee including Mr. Neubauer in February shortly following the closing of the transaction in January 2007, consistent with our agreements with the sponsors. On May 8, 2007, the board of directors of Holdings adopted a policy on the grant of equity awards. Under this policy, stock option grants may be approved by the compensation committee (or a subcommittee thereof) at regularly scheduled compensation committee meetings that are held shortly following each new appraisal of Holdings’ common stock. In addition, the compensation committee may grant newly hired or promoted executives the right to purchase shares of common stock of Holdings within approximately six months of the date of approval to give new employees adequate decision-making time. These purchase rights become exercisable once a quarter, generally on the twentieth day of each month in which an appraisal of Holdings’ common stock is delivered, and are generally exercisable on one of three dates within the six month period following the latest appraisal of Holdings common stock. In addition to non-investment stock options, the compensation committee will grant one investment stock option for each share of stock purchased by the newly hired or promoted executive pursuant to the purchase right. The grant date for such investment stock options is the date the employee purchases his or her shares of stock of Holdings and the exercise price is the most recent appraisal price in effect on the date of such purchase.

Other Components of Compensation

Employee and Post Employment Benefits. We offer basic employee benefits to provide our workforce with a reasonable level of coverage in the event of illness or injury. The cost of certain employee benefits is partially or fully borne by the employee, including each management committee member. We offer comparable benefits to our eligible U.S. employees, which include medical and dental and vision coverage, disability insurance and optional life insurance. In addition, members of our management committee receive excess medical coverage that provides reimbursement for medical, dental and vision expenses in excess of $1,500 per covered individual per year. Members of our management committee also receive excess term life insurance or participate in a Survivor Income Protection Plan, which entitles a surviving spouse or domestic partner and dependent children to receive the executive’s full base salary for one year after the executive’s death and one-half of the executive’s base salary for the subsequent nine years. A participant in the Survivor Income Protection Plan who is 65 and has attained 5 years of employment with the company is entitled to a benefit equal to one times his or her base salary upon his or her retirement. Mr. Neubauer is now eligible for this benefit, which entitles him to elect to receive a one time payment equal to his base salary ($1 million) on one of: (1) his retirement; (2) his death; or (3) in installments following his retirement or death. Mr. Neubauer is also entitled to a supplemental retirement benefit as discussed under “Employment Agreements and Change of Control Arrangements” on page 67.

Generally, our highly compensated employees (for 2007, earning more than $100,000), including most members of our management committee, are not eligible to participate in ARAMARK’s 401(k) plans because of certain legal requirements. Instead, those employees are eligible to participate in a non-qualified savings plan which we call our Savings Incentive Retirement Plan, the successor plan to our Stock Unit Retirement Plan. This plan is intended to be a substitute for such employees’ participation in our 401(k) plans. See “2007 Non Qualified Deferred Compensation” on page 71 for further information.

Management committee members are also party to employment and post-employment competition agreements that entitle them to lump sum payments and severance if ARAMARK or Holdings experiences a change of control as described in the agreements and their employment is terminated under certain circumstances. These provisions are intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other constituents of the company without concern over whether the transactions may jeopardize the executives’ own employment.

The agreements with members of the management committee were entered into following the transaction and are “double trigger”—to be initiated, there must be a change of control followed by an involuntary loss of employment within three years or their employment must be terminated in anticipation of a change of control. We chose to implement a “double trigger” for management committee members other than Mr. Neubauer because we deemed it more appropriate and we were advised by Frederic W. Cook & Co., Inc. that a “double trigger” is more common practice in the market than a single trigger. Mr. Neubauer’s employment agreement has a “single trigger” that permits him to resign for any reason within twelve months after a change of control and be paid out under his agreement. This single trigger provision has been included in his agreement for at least the past eight years and was not triggered by the transaction because Mr. Neubauer was part of the group that was responsible for the change of control. For more information on change of control and severance payments for members of our management committee, see the disclosure under “Employment Agreements and Change of Control Arrangements” on page 67 and under “Potential Post Employment Benefits” on page 72.

Perquisites. We provide members of our management committee with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table on page 62, that we believe are reasonable and competitive. We believe that these benefits enable our executives to focus on the business and enhance their commitment to us. In addition, the financial planning services option assists those who select it to optimize the value received from all of the compensation and benefit programs offered. The costs of these benefits constitute a small percentage of each management committee member’s total compensation, and include premiums paid on life insurance or the survivor income protection plan, disability insurance, excess health insurance, use of a car leased by the company or receipt of a car allowance, no cost parking, an executive physical, reimbursement for a club membership or financial planning services, personal use of company tickets or the company box at sporting or other events and the provision of lunch and refreshments at their offices.

Our compensation committee has established a policy that directs Mr. Neubauer to use company aircraft for all air travel, whether personal or business, in the company’s business interest. Some of Mr. Neubauer’s business use of the corporate aircraft in 2007 included flights to attend outside board meetings at the companies or organizations for which he serves as a director or trustee. We believe that Mr. Neubauer’s service on these boards, and his ability to conduct company business while traveling to these board meetings, provides benefits to us and therefore deem it to be business use. In addition, depending on seat availability, Mr. Neubauer’s spouse or family members may accompany him on the company aircraft. Although there is little or no incremental cost to the company for these trips, we reflect a $500 per seat charge in his “All Other Compensation” amount in the Summary Compensation Table for flights in which those additional passengers’ travel is not business related (for example, if Mr. Neubauer’s spouse’s presence at a business function is not required). Mr. Neubauer also has a car and driver that we provide to him. Much of Mr. Neubauer’s use of the company-provided car and driver, which generally enables him to make efficient use of his travel time, is business use, although Mr. Neubauer does utilize the car and driver for commuting to and from the office, which is considered personal use, and for other limited personal use.

Impact of Regulatory Requirements on our Executive Compensation

Section 162(m). Section 162(m) of the Internal Revenue Code disallows a Federal income tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent that compensation exceeds $1 million per covered officer in any fiscal year. This limitation applies only to compensation that is not considered performance-based. Although neither we, nor Holdings, are currently considered “publicly held” companies, Holdings may, in the future, be required to register securities under the Securities Exchange Act and become subject to Section 162(m). The 2007 Management Stock Incentive Plan has been structured so that any compensation paid in connection with the exercise of option grants made under the program is intended to qualify as performance-based compensation, which will not be subject to the $1 million limitation. The Senior Executive Annual Performance Bonus Arrangement also has been structured so that awards thereunder are intended to qualify as performance-based compensation not subject to the $1 million limitation. In implementing all of our compensation policies, the compensation committee strives to preserve the tax deductibility of compensation paid, to the extent that this objective does not impair the operation or effectiveness of our executive compensation plan. However, the compensation committee has maintained flexibility to enter into arrangements that may result in payment of non-deductible compensation to management committee members.

Code Sections 280G and 4999. Sections 280G and 4999 of the Internal Revenue Code limit our ability to take a tax deduction for certain “excess parachute payments” (as defined in Sections 280G and 4999) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance from our company in connection with a change of control. The compensation committee considers the adverse tax liabilities imposed by Sections 280G and 4999, as well as other competitive factors, when it structures certain post-termination compensation payable to members of our management committee. The potential adverse tax consequences to us and/or the executive, however, are not necessarily determinative factors in such decisions. Our agreements with members of our management committee relating to employment require us to make a gross-up payment to compensate them for any excise taxes that they incur as a result of these provisions.

Compensation Committee Interlocks and Insider Participation

Mr. Neubauer, who is our Chairman and Chief Executive Officer, serves on the Compensation and Human Resources Committee of Holdings.

Compensation Committee Report

The compensation committee has reviewed the Compensation Discussion and Analysis and discussed that Discussion and Analysis with management. Based on its review and discussions with management, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for 2007. This report is provided by the following directors, who compose the compensation committee:

Lawrence T. Babbio, Jr., (Chairman of the Committee through November 13, 2007)

Robert Callander (Chairman of the Committee beginning November 13, 2007)

Joseph Neubauer

Leonard S. Coleman, Jr.

Thomas H. Kean

Stephen P. Murray

Summary Compensation Table

The following table lists the compensation we paid to our chief executive officer, our chief financial officer and our three other most highly paid executive officers during fiscal 2007, or our “named executive officers” as defined in Item 402 of Regulation S-K. Also included in this table and discussed throughout this disclosure are the two other members of our management committee, Lynn B. McKee and Ravi Saligram.

In connection with the transaction, on January 26, 2007, the board accelerated the vesting of all unvested stock options, which resulted in share-based compensation expense for the recognition of all unrecognized compensation cost. Unvested restricted stock units vested in accordance with their terms. In addition, due to provisions included in our 2001 Equity Incentive Plan that allowed for the cash settlement of restricted stock units and stock options upon a change of control, share-based compensation expense was recognized for the reclassification of restricted stock units and stock options from equity awards to liability awards. For restricted stock units, it was calculated as the difference between the grant-date fair value of the restricted stock unit (“RSU”) and $33.80 per share, the price paid for each share of ARAMARK common stock in the transaction. For stock options, the reclassification expense was calculated as the excess of (1) the difference between the exercise price and $33.80, the price per share paid in the transaction, over (2) the Black-Scholes grant-date fair value, to the extent that this amount was greater than zero. This resulted in a much larger dollar amount of expense for stock and option awards than would have been reported in a year without this type of transaction. In addition, all of the members of our management committee other than Mr. Neubauer received cash payments which are included in the “all other compensation” column, and restricted stock, the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, expenses for which are included in the “stock awards” column, in each case under the change of control provisions of their employment agreements.

Because of the compensation-related events associated with the transaction discussed above, salary and bonus amounts as a percentage of total compensation are considerably less than what they would be in a year without this type of transaction.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
					(all amounts in dollars)
Joseph Neubauer Chairman and Chief Executive Officer	2007	1,000,000	2,100,000	344,275	1,774,563	388,607	2,767,564	8,375,009

L. Frederick Sutherland EVP and Chief Financial Officer	2007	621,346	575,000	1,799,187	1,901,211	684	2,265,258	7,162,686

Andrew Kerin EVP and President, Domestic Food, Hospitality and Facilities	2007	600,577	575,000	1,700,754	2,184,066	246	2,544,720	7,605,363

Thomas J. Vozzo EVP and President, ARAMARK Uniform and Career Apparel	2007	517,788	450,000	1,628,551	2,765,516	—	1,895,470	7,257,325

Bart J. Colli EVP, General Counsel and Secretary	2007	560,577	475,000	1,713,793	2,193,247	125	2,036,088	6,978,830

Lynn B. McKee EVP, Human Resources	2007	517,788	475,000	1,696,559	1,789,037	353	1,941,755	6,420,492

Ravi Saligram EVP and President, ARAMARK International	2007	517,788	500,000	1,402,770	1,991,352	118	1,978,679	6,390,707

(1)	All of the members of our management committee except Mr. Vozzo deferred a portion of their salaries under the 2007 Savings Incentive Retirement Plan or the 2005 Stock Unit Retirement Plan, the predecessor plan of the Savings Incentive Retirement Plan, which is included in the Nonqualified Deferred Compensation Table on page 71. Mr. Saligram also deferred a portion of his salary under the 2005 Deferred Compensation Plan, which is also reflected in the Nonqualified Deferred Compensation Table.
(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of restricted stock granted in 2007, as well as restricted stock units granted in prior fiscal years, in accordance with SFAS No. 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, see the introduction to this table and Note 11 of our financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the individuals in the table. See the Grants of Plan-Based Awards Table for information on awards made in 2007.
(3)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to each of the members of our management committee, in 2007 as well as prior fiscal years, in accordance with SFAS No. 123R. Due to provisions in Mr. Neubauer’s employment agreement that effectively result in the vesting in all stock options issued to him upon his termination of employment (in most cases) or disability, SFAS No. 123R requires the Company to expense the full value of his stock options upon grant. In addition, because Mr. Colli is retirement-eligible and would be entitled upon retirement to continued vesting of his options for 12 months without further service, SFAS No. 123R requires the acceleration of share-based payment compensation cost to match the retirement eligible vesting schedule. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See the introduction to this table for additional information. For additional information on the valuation assumptions with respect to the 2007 grants, refer to

Note 11 of our financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the individuals in the table. See the Grants of Plan-Based Awards Table for information on stock options granted in 2007.

(4)	Includes, for each of those listed in the table, amounts earned on deferred compensation in excess of 120% of the applicable federal rate. Also includes, for Mr. Neubauer, $386,422, which is the aggregate change in the actuarial present value of his supplemental executive retirement benefit. See “Employment Agreements and Change of Control Arrangements” on page 67.
(5)	The following are included in this column:
(a)	The aggregate incremental cost to the company of the following perquisites is included in this column: car allowance payments or the cost to the company of providing the management committee member a company leased vehicle (including maintenance and insurance), country club fees or fees for financial planning services, fees for an executive physical, premium payments for disability insurance, survivor income protection plan or term life insurance and for an excess health insurance plan, parking fees paid by the company and personal use of company tickets or the company box at sporting or other events, for Messrs. Neubauer and Kerin, personal use of the company aircraft, and for Mr. Neubauer, personal use of a company-provided car and driver. Most of the members of our management committee also receive complimentary lunch and refreshments at their offices, at little incremental cost to the Company.
(b)	With regard to Mr. Neubauer, $280,000 for a Hart-Scott-Rodino filing fee and $2,263,776 for transaction-related legal fees, each paid by the Company on Mr. Neubauer’s behalf. Also includes $94,430 for premiums the Company pays for Survivor Insurance on Mr. Neubauer’s behalf and $52,247 for Mr. Neubauer’s personal use of the Company aircraft. The calculation of incremental cost for personal use of company aircraft includes the variable costs incurred as a result of personal flight activity: a portion of ongoing maintenance and repairs, aircraft fuel, telephone communications and any travel expenses for the flight crew.
(c)	With respect to each individual listed in the table other than Messrs. Saligram and Vozzo, the amount of company matching contribution to the Savings Incentive Retirement Plan for each management committee member for fiscal 2007 was $10,075. With respect to Mr. Saligram, the company matching contribution under the Savings Incentive Retirement Plan was $5,250. With respect to Mr. Vozzo, the company matching contribution to the ARAMARK Uniform and Career Apparel Group Retirement Savings Plan for fiscal 2007 was $6,600.
(d)	An amount equal to what would have been paid to the members of the management committee (other than Mr. Neubauer) had they been terminated after the change of control or had they chosen to leave 13 months following a change of control in connection with the transaction that was completed on January 26, 2007, as follows: for Mr. Sutherland, $2,210,000, for Mr. Kerin, $2,170,000, for Mr. Vozzo, $1,850,000, for Mr. Colli, $2,000,000, for Ms. McKee, $1,900,000 and for Mr. Saligram, $1,900,000. The members of the management committee (other than Mr. Neubauer) also received restricted stock grants equal to what they would have received in severance had they been terminated after a change in control or had they chosen to leave 13 months following a change of control, the fiscal 2007 SFAS No. 123R expense for which is disclosed in the “Stock Awards” column. The split between the cash payments and the restricted stock was negotiated with the sponsors prior to the transaction. The full fair market value of the restricted stock at the time of the award was taken as an expense during fiscal 2007.
(e)	In April 2006, Mr. Kerin was promoted to President of ARAMARK Domestic Food, Hospitality and Facilities. Because the transaction was pending at that time and the Company was no longer granting equity awards to employees, Mr. Kerin did not receive an award of 10,000 restricted stock units he would otherwise have received as part of his compensation for his promotion and instead he received a cash payment of $338,000 at the closing of the transaction.
(f)	In November 2007, the Compensation Committee approved a payment to Mr. Saligram of $42,655 for costs Mr. Saligram incurred (including a tax gross up of $17,465) in connection with options he exercised.

2007 Grant of Plan Based Awards

In connection with the transaction, the members of our management committee other than Mr. Neubauer were given a range of amounts that they could invest in the common stock of Holdings, with the ranges based upon a multiple of their base salaries. They then received matching options based on a formula. Non-investment stock options were granted to members of our management committee in February 2007. See the discussion of “Equity Incentives” above in the Compensation Discussion and Analysis.

The portion of the option grants that have performance-based vesting are reflected in the Target and Max columns of the “Estimated Future Payouts under Equity Incentive Plan Awards.” The portions of the stock option grants that are subject to time-based vesting are disclosed under the heading “All Other Option Awards: Number of Securities Underlying Options.”

All of the grants in the Grants of Plan Based Awards table and the Outstanding Equity Awards at Fiscal Year End table refer to grants of common stock of Holdings. ARAMARK Corporation no longer has an equity incentive plan and no longer grants any equity awards.

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(4)	All Other Option Awards: Number of Securities Underlying Options(3)(5)	Exercise or Base Price of Option Awards(6)	Grant Date Fair Value of Stock and Awards(7)
		Threshold(1)	Target(2)(3)	Max
Neubauer
	2/27/07					225,000	$10	$722,250
	2/27/07	0	225,000	225,000			$10	$722,250
Sutherland
	1/26/07				94,500			$945,000
	1/26/07					496,125	$10	$1,652,096
	1/26/07	0	496,125	496,125			$10	$1,652,096
	2/27/07					180,000	$10	$577,800
	2/27/07	0	180,000	180,000			$10	$577,800
Kerin
	1/26/07				91,500			$915,000
	1/26/07					353,375	$10	$1,176,739
	1/26/07	0	353,375	353,375			$10	$1,176,739
	2/27/07					175,000	$10	$561,750
	2/27/07	0	175,000	175,000			$10	$561,750
Vozzo
	1/26/07				78,750			$787,500
	1/26/07					395,938	$10	$1,318,474
	1/26/07	0	395,938	395,938			$10	$1,318,474
	2/27/07					160,000	$10	$513,600
	2/27/07	0	160,000	160,000			$10	$513,600
Colli
	1/26/07				86,250			$862,500
	1/26/07					302,616	$10	$1,007,711
	1/26/07	0	302,616	302,616			$10	$1,007,711
	2/27/07					160,000	$10	$513,600
	2/27/07	0	160,000	160,000			$10	$513,600
McKee
	1/26/07				78,750			$787,500
	1/26/07					305,938	$10	$1,018,774
	1/26/07	0	305,938	305,938			$10	$1,018,774
	2/27/07					150,000	$10	$481,500
	2/27/07	0	150,000	150,000			$10	$481,500
Saligram
	1/26/07				52,500			$525,000
	1/26/07					345,938	$10	$1,151,974
	1/26/07	0	345,938	345,938			$10	$1,151,974
	2/27/07					150,000	$10	$481,500
	2/27/07	0	150,000	150,000			$10	$481,500

(1)

Management committee members may receive all or less than all of the target amount of performance-based options when certain events occur, including the achievement of certain percentage returns by our sponsors. See the discussion of “Equity Incentives” above in the Compensation Discussion and Analysis.

(2)	Consists of grants of stock options that vest in 25% increments on each of the first four anniversaries of January 26, 2007 and upon the attainment of certain EBIT targets that are set forth in the Option Agreement and described in the Compensation Discussion and Analysis and the introduction to the table. These stock options will expire ten years from the date of grant.
(3)	For each management committee member other than Mr. Neubauer, included in these columns are awards of options based upon the dollar amount of his or her investment in Holdings. See Compensation Discussion and Analysis above for additional information.
(4)	This column includes, for each management committee member other than Mr. Neubauer, grants of restricted stock equal to what they would have received in severance had they been terminated after the change of control or had they chosen to leave the company 13 months following the change of control that occurred on January 26, 2007 as follows: for Mr. Sutherland, $945,000 worth of restricted stock, for Mr. Kerin, $915,000 worth of restricted stock, for Mr. Vozzo, $787,500 worth of restricted stock , for Mr. Colli, $862,500 worth of restricted stock, for Ms. McKee, $787,500 worth of restricted stock and for Mr. Saligram, $525,000 worth of restricted stock. The restricted stock will vest and be delivered on January 26, 2008, or upon earlier termination without cause or resignation for good reason, which are defined in the Potential Post Employment Benefits section below.
(5)	These stock options vest 25% per year over 4 years and have a ten year term.
(6)	The exercise price of the options reported in the table is the price paid by the sponsors and initial management investors for each share of Holdings common stock, which was $10.00 per share.
(7)	This column shows the full grant date fair value of stock options and restricted stock under SFAS No. 123R granted to the members of our management committee in 2007. See introduction to the Summary Compensation Table for a discussion of fair value calculation related to the restricted stock and the options. For additional information on the valuation assumptions, refer to Note 11 of our financial statements. These amounts reflect the accounting expense, and do not correspond to the actual value that will be recognized by the management committee members.

In the case of both the investment options and the non-investment options:

•	The exercise price is $10.00, which was the price per share of Holdings common stock paid by members of management and the sponsors in the transaction;

•	The options have a ten year term;

•

Fifty percent of the option will vest in 25% increments on each of the first four anniversaries of January 26, 2007, the date that the transaction was completed, subject to the grantee’s continued employment with the company; and

•

Fifty percent of the option will vest in 25% increments on each of the first four anniversaries of January 26, 2007 subject to the grantee’s continued employment with us and the achievement of annual EBIT targets or certain other financial targets as detailed in the stock option agreement and as are set forth below.

The performance targets for 50% of the stock options granted to members of our management committee are based upon our annual EBIT. If we do not achieve the performance target for any particular fiscal year (other than the 2010 Fiscal Year), but we do achieve a cumulative performance target at the end of a later fiscal year, then all installments of performance-based options that did not become vested because of a missed performance target or targets in a prior year will vest. Our EBIT targets over the four year vesting schedule of those options are as follows:

Year	Annual EBIT Target	Cumulative EBIT Target
2007	$705.1	N/A
2008	$755.2	$1,460.3
2009	$815.5	$2,275.8
2010	$886.0	$3,161.8

When we calculate our EBIT (this calculation is subject to review and approval by the compensation committee) for purposes of determining whether we have achieved our annual EBIT target, we take our net income and increase it by: (1) net interest expense and (2) the provision for income taxes. We are then required to exclude a number of categorical amounts as follows:

•

any extraordinary gains or losses, cumulative effect of a change in accounting principle, income or loss from disposed or discontinued operations and any gains or losses on disposed or discontinued operations, all as determined in accordance with generally accepted accounting principles;

•

any gain or loss greater than $2 million attributable to asset dispositions, contract terminations and similar items, provided that losses on contract terminations and asset dispositions in connection with client contract terminations are limited in any given fiscal year to $5 million;

•	any increase in amortization or depreciation resulting from the application of purchase accounting to the transaction, including the current amortization of existing acquired intangibles;

•	any gain or loss from the early extinguishment of indebtedness including any hedging obligation or other derivative instrument;

•	any impairment charge or similar asset write off required by generally accepted accounting principles;

•	any non cash compensation expense resulting from the application of SFAS No. 123R or similar accounting requirements;

•	any expenses or charges related to any equity offering, acquisition, disposition, recapitalization, refinancing or similar transaction, including the transaction;

•	any transaction, management, monitoring, consulting, advisory and related fees and expenses paid or payable to the sponsors;

•	the effects of changes in foreign currency translation rates from the rates used in the calculation of the EBIT Targets; and

•	the impact that the 53rd week of operations will have on the company’s financial results during Fiscal 2008.

Our EBIT targets are adjusted for acquisitions as follows:

•

for small acquisitions, which have purchase prices of less than $20 million each, there is no adjustment until the total consideration for all small acquisitions exceeds $20 million in any fiscal year, and then the EBIT targets will be adjusted for the percentage of EBIT that results from amounts of acquisitions over $20 million; and

•

for larger acquisitions, which have purchase prices of more than $20 million, our EBIT targets are adjusted based on the amount of EBIT that we project for that acquisition when it is approved by our board.

Our EBIT targets also are adjusted when we sell a business by an amount equal to the last twelve months earnings of the divested business.

The terms of the performance targets, including the adjustments, were negotiated with the sponsors in connection with the transaction and were approved by the Holdings board in January 2007. The EBIT targets are intended to measure achievement of the plan presented by ARAMARK to the sponsors at the time of the original negotiation of the transaction and the adjustments to EBIT described above primarily represent elements of ARAMARK’s performance that are either beyond the control of management or were not predictable at the time the plan was set. In fiscal 2007, ARAMARK achieved the fiscal 2007 EBIT target, so 25% of the performance-based options will vest on January 26, 2008, if the employee is still employed by us at that time.

The above performance targets are not a prediction of how ARAMARK will perform during the fiscal years 2008 through 2010. ARAMARK is not providing any guidance, nor updating any prior guidance, of its future performance with the disclosure of these performance targets, and you are cautioned not to rely on these performance targets as a prediction of ARAMARK’s future performance. In August 2007, the Compensation Committee approved modifications to the targets consistent with the 2007 business plan approved by the Holdings board of directors. The targets were further adjusted in November 2007 according to the terms discussed above. The chart above contains the most recent EBIT targets applicable to holders of our outstanding stock options including the management committee members.

Some or all of the performance-based options held by members of our management committee also will vest when certain other events occur, including the achievement of a return or internal rate of return by our sponsors. For example, if our sponsors were to sell a portion of their investment in Holdings and, in connection with that sale, achieve an internal rate of return on or after the third anniversary of the grant date of the options equal to 22%, or prior to the third anniversary of the grant date, that equals or exceeds 200% of that sponsor’s investment, the sale would be a qualified partial liquidity event and a percentage of the unvested performance-based options will vest. The percentage will be based upon the percentage of our sponsors’ interest in Holdings that was sold in the qualified partial liquidity event. In addition, if there is a change of control of Holdings in which our sponsors do not achieve the return or internal rate of return described above, a portion of the unvested performance-based options will vest, with the percentage vesting based upon the percentage of eligible performance-based options that had previously vested. Finally, upon the death, disability or retirement of a management committee member, his or her unvested performance-based options that would have vested during the twelve month period immediately following his or her termination had the termination not occurred during that period will vest. In addition, a management committee member whose employment terminates due to disability or retirement, or in the case of death, his or her estate, will have 1 year to exercise vested options, rather than the 90-day period that is otherwise available for terminations other than for cause.

When we closed the transaction in January, we granted each of the members of our management committee other than Mr. Neubauer restricted stock in an amount equal to what the management committee member would have received in severance had he or she been terminated following the transaction or chosen to leave 13 months following the transaction, which constituted a change of control under our management committee members’ (other than Mr. Neubauer’s) employment agreements. The restricted stock vests on the earlier of one year from the date of grant or, alternatively, on termination of the management committee member without cause or termination by the management committee member for “good reason” under his or her employment agreement.

Employment Agreements and Change of Control Arrangements

We have agreements with all of the members of our management committee for indeterminate periods terminable by either party, in most cases subject to post-employment severance and benefit obligations. While we do have these agreements in place, from time to time, it has been necessary to renegotiate some terms upon actual termination.

For more information regarding change of control and severance payments for members of our management committee, see the disclosure under “Potential Post Employment Benefits” on page 72.

Mr. Neubauer

Under Mr. Neubauer’s employment agreement, he receives a base salary of $1,000,000, which is reviewed periodically by the compensation committee in connection with its review of Mr. Neubauer’s performance. The compensation committee can increase, but not decrease, his salary in its discretion. In November 2007, the Compensation Committee increased Mr. Neubauer’s salary to $1,300,000 for calendar 2008. Mr. Neubauer’s bonus is determined by the compensation committee pursuant to the terms of the company’s Senior Executive Annual Performance Bonus Arrangement and Mr. Neubauer is eligible to participate in the company’s equity plan and all retirement and welfare programs applicable to senior executives of the company. Mr. Neubauer’s agreement provides for two year’s advance notice of termination, either by us or by him. Mr. Neubauer’s employment agreement also provides that he will receive a supplemental retirement benefit for the duration of his life following his termination of employment, with a 50% survivor benefit for his surviving spouse for her lifetime, which is described more fully in “2007 Pension Benefits” below. Mr. Neubauer’s employment agreement provides for certain payments upon termination that are more fully discussed in the “Potential Post Employment Benefits” section below.

During his employment term and for a period of two years thereafter, Mr. Neubauer is subject to a non-competition covenant according to which he would be restricted from associating with or acquiring or maintaining an ownership interest in a competing business. We have agreed to use our best efforts to cause Mr. Neubauer to be a member of our board during the term of Mr. Neubauer’s employment agreement. In addition, if any payment or benefit payable to Mr. Neubauer after a change in ownership or control of the company would be considered a parachute payment subject to a federal excise tax, then we will pay Mr. Neubauer an additional payment or benefit to gross-up the amount of the excise tax. This gross up provision in Mr. Neubauer’s agreement ensures that he would receive the full benefit of payments related to a change of control.

Other management committee members

In connection with the transaction, we entered into new agreements relating to employment and post employment competition with Messrs. Sutherland, Kerin, Vozzo, Colli and Saligram and Ms. McKee in July 2007. The new agreements are substantially similar to our previous employment agreements with members of our management committee other than Mr. Neubauer, except that the old agreements contained a “modified single trigger”, which provided for a payout of change of control amounts under the agreement in certain circumstances, including if a management committee member provided the company with notice of termination of employment within the thirty-day period following the first day of the 13th month following a change of control (as defined in the agreements), while the new agreements provide for a “double trigger” (more fully described under “Potential Post Employment Benefits”). The agreements, including the “double trigger” provision, were negotiated with the sponsors in connection with the transaction. If any of these management committee members is terminated without “cause,” the agreements generally provide for severance payments on the basis of continuous service, generally equal to between 6 and 18 months of pay, plus the continuation of certain other benefits, including basic group medical and life insurance coverage, during the period of such payment. All of the members of the management committee, except Mr. Saligram (who joined us in 2003) would be entitled to an 18 month severance period. Mr. Saligram would be entitled to a 15 month severance period. The agreements contain non-competition provisions pursuant to which the management committee member would be restricted from associating with or acquiring or maintaining an ownership interest in a competing business for a period of two years (or one year if employment is terminated by us other than for cause or is terminated by the employee for good reason after a change of control).

If ARAMARK or Holdings experiences a change of control as described in the agreements, these executives also would be entitled to lump sum payments and severance if their employment is terminated under certain circumstances. These provisions are intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other constituents of the company without undue concern over whether the transactions may jeopardize the executives’ own employment. More detail on amounts and benefits in connection with termination, after a change of control or otherwise, is included in the Potential Post Employment Benefits section below.

Indemnification Agreements

We have entered into Indemnification Agreements with our executive officers, among others, that provide substantially similar rights to which they are currently entitled pursuant to the company’s certificate of incorporation and by-laws and that spell out further the procedures to be followed in connection with indemnification.

2007 Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Unexercisable(1)(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)(3)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested(4)	Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested(5)
Neubauer	225,000		$10	2/27/17
		225,000	$10	2/27/17
Sutherland					94,500	$1,154,790
	496,125		$10	1/26/17
		496,125	$10	1/26/17
	180,000		$10	2/27/17
		180,000	$10	2/27/17
Kerin					91,500	$1,118,130
	353,375		$10	1/26/17
		353,375	$10	1/26/17
	175,000			2/27/17
		175,000	$10	2/27/17
Vozzo					78,750	$962,325
	395,938		$10	1/26/17
		395,938	$10	1/26/17
	160,000		$10	2/27/17
		160,000	$10	2/27/17
Colli					86,250	$1,053,975
	302,616		$10	1/26/17
		302,616	$10	1/26/17
	160,000		$10	2/27/17
		160,000	$10	2/27/17
McKee					78,750	$962,325
	305,938		$10	1/26/17
		305,938	$10	1/26/17
	150,000		$10	2/27/17
		150,000	$10	2/27/17
Saligram					52,500	$641,550
	345,938		$10	1/26/17
		345,938	$10	1/26/17
	150,000		$10	2/27/17
		150,000	$10	2/27/17

(1)	Includes, for each management committee member other than Mr. Neubauer, awards of matching options received in connection with his or her investment in the common stock of Holdings, as well as non-investment stock option grants. 50% of the stock options are performance-based and 50% are time-based. Discussion regarding performance targets for our performance-based stock options is included in our Compensation Discussion and Analysis.
(2)	These are options subject to time-based vesting and vest 25% on each of January 26, 2008, 2009, 2010 and 2011, provided that the management committee member is still employed by us.
(3)

These options are subject to performance-based vesting and will vest 25% on each of January 26, 2008, 2009, 2010 and 2011, provided that certain performance targets are satisfied and the management committee member is still employed by us, with certain exceptions (disability, retirement or death).

(4)	These grants of restricted stock will vest on January 26, 2008 or on termination without cause or resignation for good reason.
(5)	Amounts in this column are based on the September 1, 2007 appraisal price of our common stock ($12.22 per share).

2007 Option Exercises and Stock Vested

In connection with the transaction, the vesting of all of our outstanding stock options and restricted stock units was accelerated. In the case of stock options, employees holding stock options received a cash payment equal to the difference between the exercise price and $33.80 multiplied by the number of shares underlying the stock options. In the case of restricted stock units, holders of restricted stock units received a cash payment equal to $33.80 per restricted stock unit. For purposes of the following table, we have treated all of the options outstanding at the completion of the transaction for which the Company paid the spread in cash as “exercised.” In connection with the transaction, all of the restricted stock units outstanding at that time of the transaction vested and were paid out in cash.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Neubauer	320,000	$2,602,000	72,069	$2,435,932
Sutherland	155,000	$1,385,350	62,752	$2,115,993
Kerin	271,000	$2,627,700	56,714	$1,912,835
Vozzo	340,000	$3,511,450	55,336	$1,868,061
Colli	235,000	$2,249,350	60,668	$2,045,753
McKee	204,250	$1,780,978	61,021	$2,057,867
Saligram	176,600	$1,682,858	54,436	$1,835,918

2007 Pension Benefits

Mr. Neubauer is the only member of our management committee who has a supplemental executive retirement benefit. He has been employed by us since 1979 and an earlier version of the benefit was included in his employment agreement when he was promoted to chief executive officer in 1983 (and in subsequent employment agreements he has entered into with us). His right to the benefit vested in 1988. The supplemental executive retirement benefit entitles him to receive benefits beginning on his termination of employment for any reason or retirement. The benefit, which is payable in monthly installments, equals 50% of Mr. Neubauer’s base salary plus 50% of his average bonus, calculated based on his bonus from 2001-2003, or the three full years immediately preceding his retirement, whichever is greater. Mr. Neubauer will receive the retirement benefit for the remainder of his life and, upon his death, his surviving spouse would receive one-half of the benefit for the remainder of her life. This benefit will be paid to Mr. Neubauer, or his surviving spouse, according to our normal payroll cycle. Any amounts payable under the Survivor Income Protection Plan will reduce Mr. Neubauer’s retirement benefit. If Mr. Neubauer’s employment terminates due to disability, this benefit would commence immediately. The table below lists the present value of his benefit, which is set forth in his employment agreement with the Company, rather than an actual plan document.

Name	Plan Name(1)	Number of Years of Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year ($)
Joseph Neubauer	N/A	N/A	16,100,000	—

(1)	Mr. Neubauer is entitled to this benefit under his employment agreement with the Company.
(2)

There initially was a concept of “vesting” in this benefit under Mr. Neubauer’s initial employment agreement with the Company in 1983. His right to the benefit vested in 1988. Under the current version of the benefit, there is no concept of years of credited service or vesting.

(3)	The assumptions used in determining the present value of the future payments for the supplemental retirement benefit as of September 28, 2007 are as follows: (a) a discount rate of 5.00%; (b) mortality assumption based on the UP-94 mortality table; (c) payment as a monthly annuity as described above; and (d) his applicable base salary and average bonus figures. The actuarial present value is calculated assuming a retirement age equal to two years past his current age, which represents the period that notice is required to be provided for termination under his employment agreement. The assumptions are adjusted annually, based on prevailing market conditions and actual experience.

2007 Non Qualified Deferred Compensation

The members of our management committee other than Mr. Vozzo are eligible to participate in two deferred compensation plans: the Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan, each of which is discussed in “Other Components of Compensation” in the Compensation Discussion and Analysis above. Mr. Vozzo is eligible to participate in the 2005 Deferred Compensation Plan or its predecessor plans and the Company’s uniform division’s 401(k) plan. Members of the management committee participated in predecessor plans to the Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan and retain balances in these older plans.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earning in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Neubauer	100,000	9,000	323,631	—	5,375,704
Sutherland	37,281	9,000	106,501	—	1,643,659
Kerin	150,144	9,000	36,158	—	670,086
Vozzo	—	—	—	—	—
Colli	33,635	9,000	18,329	—	321,606
McKee	31,067	9,000	55,027	—	848,244
Saligram	40,385	9,000	16,893	—	290,832

(1)	With respect to members of the management committee other than Mr. Saligram, all amounts in this column were deferred under the Savings Incentive Retirement Plan during fiscal 2007. Mr. Saligram’s deferral amount includes $26,923 of his fiscal 2007 salary that he deferred into the 2005 Deferred Compensation Plan. All amounts deferred are included in the management committee member’s salary amount in the Summary Compensation Table
(2)	With respect to members of the management committee, other than Mr.Vozzo, includes the Company match for fiscal 2006 which was made in November 2006. The company match for the 2007 fiscal year was made in November 2007, after the fiscal year end.
(3)	Messrs. Neubauer, Colli and Saligram have balances in both the Stock Unit Retirement Plan and the 2005 Deferred Compensation Plan, or its predecessors. Our Summary Compensation Table for previous years included the amount of salary deferred and company match for those years. Earnings for the Savings Incentive Retirement Plan and its predecessors were not reported in the Summary Compensation Table because the interest rate for the Savings Incentive Retirement Plan never exceeded 120% of the applicable federal rate. Earnings on the 2005 Deferred Compensation Plan were reported in the Summary Compensation Table to the extent such earnings exceeded 120% of the applicable federal rate.

The Savings Incentive Retirement Plan enables members of our management committee to defer up to 25% of their base salaries, which become unfunded deferral obligations of ARAMARK. We credit amounts deferred with interest at the Moody’s Long Term Corporate Baa Bond Index rate for October of the previous year; the rate was 6.41% for 2007. Prior to January 1, 2007, we credited amounts deferred with an interest rate equal to the ARAMARK Interest Income Fund rate (1.09% for the quarter ended December 31, 2006). Employees who participate in the Savings Incentive Retirement Plan are eligible to receive a company matching contribution equal to 25-75% of the first 6% of their salary deferred up to the IRS maximum deferral limit ($15,500 for fiscal 2007). This match is intended to replicate what the employee would have received if he or she had been able to participate in our 401(k) plans. For fiscal 2007, the company matching contribution was 65%. Mr. Vozzo, who is a member of our management committee, is not eligible to participate in the Savings Incentive Retirement Plan, but is able to participate in the 401(k) plan in our uniform division. His salary deferrals also are eligible for a company match at the same percentage as deferrals under the Savings Incentive Retirement Plan.

Management committee members may defer receipt of part or all of their cash compensation under our 2005 Deferred Compensation Plan. This Plan allows executives to save for retirement in a tax-deferred way at minimal cost to the company. Under this unfunded Plan, amounts deferred by the executive are credited at an interest rate based on Moody’s Long Term Corporate Baa Bond Index rate for October of the previous year, which was 6.41% beginning January 1, 2007. Prior to January 1, 2007, we credited amounts deferred with an interest rate equal to the Moody’s corporate bond rate as of the previous October (5.77% from October 2006 until December 2006). Effective January 1, 2008, the rate for both the Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan will be adjusted to 6.48%, the Moody’s Long Term Corporate Baa Bond Index rate for October 2007. Both the Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan are settled in cash following termination of employment.

Potential Post Employment Benefits

Members of our management committee may be eligible to receive benefits in the event their employment is terminated (1) upon their retirement, disability or death, (2) by ARAMARK without cause, (3) in certain circumstances following a change of control. The amount of benefits will vary based on the reason for the termination.

The following sections present a discussion and calculations as of September 28, 2007 of the estimated benefits the members of our management committee would receive in these situations. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions discussed in the footnotes to the table and may not represent the actual amount an executive would receive if an eligible termination event were to occur.

In addition to the amounts disclosed in the following sections, each management committee member would retain the amounts which he or she has earned or accrued over the course of his or her employment prior to the termination event, such as the executive’s balances under our deferred compensation plans and, on death, disability and termination other than for cause, the proceeds of previously vested stock options and on death, disability or retirement, the proceeds of one additional tranche of unvested time based options that will vest and the proceeds of any unvested performance based options that would have otherwise vested in the year following termination. Mr. Neubauer is entitled to his supplemental executive retirement benefit upon his termination of employment. For further information about previously earned and accrued amounts, see “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table” and “2007 Pension Benefits” and “2007 Non Qualified Deferred Compensation.”

Retirement, Death, Disability

Mr. Neubauer has an employment agreement with us under which he is entitled to receive benefits from a supplemental executive retirement benefit upon his termination of employment or retirement. See “2007 Pension Benefits” for more information on Mr. Neubauer’s supplemental retirement benefit.

Mr. Neubauer’s employment agreement provides that, upon his death, his estate will receive his accrued but unpaid salary and vacation and a portion of his average bonus prorated for the portion of the then current fiscal year, calculated based on his bonus from 2001-2003, or the three full years immediately preceding his termination, whichever is greater. In the event of his death, Mr. Neubauer’s stock options will be treated in accordance with the terms of the Holdings 2007 Management Stock Incentive Plan, meaning his estate or designated beneficiary will receive one additional vested tranche of time-based options and will have one year to determine if an additional tranche of performance-based options will vest. His vested options will be exercisable for one year following his death. His surviving spouse will receive her portion of the supplemental retirement benefit described above.

If Mr. Neubauer is unable to perform his duties for more than six months, or for eight months in any twelve month period, because of illness or incapacity, he will be considered permanently disabled and will receive all accrued but unpaid salary and vacation, continuation of salary for three years (offset by any amounts received under the survivor income protection plan and any disability plans), a portion of his bonus prorated for the portion of the then current fiscal year, calculated based on his average bonus from 2001-2003, or the three full years immediately preceding his termination, whichever is greater. In addition, all stock options held by Mr. Neubauer will become vested and immediately exercisable, but will remain subject to the terms of the Holdings 2007 Management Stock Incentive Plan. Accelerated vesting will occur on both Mr. Neubauer’s time-based and performance-based stock options. In addition, Mr. Neubauer may participate in the Executive Health Plan at his own expense for a period of three years following his permanent disability.

The other members of our management committee do not receive any special benefits upon retirement, disability or death, other than those under the Survivor Income Protection Plan and/or life insurance, as applicable, in the case of death, or with regard to their stock options that are more fully described above in the “Equity Incentives” section of the Compensation Discussion and Analysis.

Termination for Cause, Resignation without Good Reason

If Mr. Neubauer’s employment is terminated by us for cause or if Mr. Neubauer resigns from ARAMARK without good reason, his employment agreement entitles him to receive accrued but unpaid base salary and vacation, a portion of his bonus prorated for the portion of the then current fiscal year, calculated based on his average bonus from 2001-2003, or the three full years immediately preceding his termination, whichever is greater, and his supplemental retirement benefit described above. Mr. Neubauer may also continue participation in the Executive Health Plan at his own expense for three years following his termination for cause or resignation without good reason. In addition, all of Mr. Neubauer’s stock options would remain subject to the terms of the Holdings 2007 Management Stock Incentive Plan. If Mr. Neubauer resigns without good reason two years following his notice to the company of his intent to do so, all of his stock options will vest and become immediately exercisable upon his termination. If Mr. Neubauer does not provide two years’ notice of his intent to resign, his stock options will not be subject to accelerated vesting. Termination for cause means termination by the Board for Mr. Neubauer’s willful failure to perform his duties or his willful misconduct that materially injures our reputation or financial condition, in each case if he fails to cure within 30 days of receiving notice of the events or circumstances that the board deems to be willful failure or willful misconduct. Good reason includes our material breach of his employment agreement and our failure to cure that breach or Mr. Neubauer’s resignation within 12 months after a change of control, which is defined below.

The other members of our management committee are not entitled to any benefits under their employment agreements upon termination for cause or resignation without good reason. With respect to the other members of our management committee, termination for cause means termination of employment due to conviction or plea of nolo contendere to a felony, intentional fraud or dishonesty with regard to ARAMARK that causes demonstrable harm to ARAMARK, willful and continuous failure to perform his or her duties, willful violation of ARAMARK’s Business Conduct Policy that causes material harm to ARAMARK or intentionally working against the best interests of ARAMARK, in each case after notice and failure to cure the conduct within 10 business days. Members of our management committee are subject to a two-year non competition prohibition if their employment is terminated for cause or they resign without good reason.

Termination without Cause

If Mr. Neubauer’s employment is terminated by us without cause, he is entitled to the following payments and benefits:

•	A pro rata bonus for the year of termination based on his average bonus over the three immediately preceding years (or, if higher, 2001-2003);

•	Lump sum payments of two times his base salary;

•	A lump sum payment of two times his average bonus for the three years prior to his termination (or, if higher, his average bonus from 2001-2003);

•	The supplemental retirement benefit mentioned above;

•	Participation in the company’s survivor income protection plan, if applicable, certain health and welfare plans and other perquisites (such as his company car) for up to three years;

•	Full vesting of his stock options—both time-based and performance-based stock options;

•	Participation in the company’s Executive Health Plan at his own expense for three years; and

•	Other accrued but unpaid salary and benefits.

If Mr. Neubauer’s termination occurs at least two years after our notice to Mr. Neubauer of our intent to terminate his employment, it will be considered an “Involuntary Termination with Notice” under his agreement and he will not receive the lump sum payment of two times his base salary and bonus or other perquisites.

If we terminate one of our other management committee members without cause, he or she will receive:

•

Severance payments equal to his or her monthly base salary for 6 to 18 months, graduated depending on number of years of service (with less than 2 years of service entitling the management committee member to 6 months of severance and 5 or more years of service entitling the management committee member to 18 months of severance), made in the course of our normal payroll cycle;

•

Participation in our basic medical and life insurance programs during the period over which he or she receives severance payments, with the employee share of premiums deducted from the severance payments;

•	Use of his or her company car or continuation of his or her car allowance payments, as applicable, during the severance period; and

•	Accelerated vesting of the restricted stock that he or she received at the completion of the transaction.

Members of our management committee other than Mr. Neubauer are subject to a one year non-competition covenant if their employment is terminated without cause or they terminate for good reason prior to January 26, 2010, or after a future change of control.

Resignation for Good Reason and Termination or Resignation for Good Reason after a Change of Control

As mentioned above, Mr. Neubauer may resign for good reason if we materially breach his employment agreement and fail to cure or Mr. Neubauer resigns within 12 months after a change of control. A change of control under Mr. Neubauer’s employment agreement includes a person’s acquisition of 35% or more of our outstanding voting stock, the change in a majority of our board membership over a two year period, a sale or disposition of substantially all of our income-producing assets or property, the merger or consolidation of ARAMARK with another company and with our shareholders owning less than 50% of the voting stock of the surviving corporation after the merger or a change of control as defined by Form 8-K. A change of control will not be deemed to have occurred under Mr. Neubauer’s employment agreement if Mr. Neubauer is a member of the group whose transaction with ARAMARK or its stockholders would result in the change of control. If Mr. Neubauer resigns for good reason, he is entitled to the amounts set forth above under the heading “termination without cause.” This would constitute a “single trigger” since Mr. Neubauer can resign for any reason within 12 months after a change of control and be paid out under his agreement. This “single trigger” provision has been included in Mr. Neubauer’s agreement for at least the past 8 years and was not triggered by the transaction.

In connection with the transaction, the members of our management committee other than Mr. Neubauer received payments and restricted stock equal to the value that they would have received had they been terminated after the change of control that occurred on January 26, 2007. Therefore, if one of our other management committee members resigns for good reason prior to January 26, 2010, he or she will not be entitled to severance payments, but will be entitled to receive medical, life insurance and disability coverage at the same level provided by us prior to the closing of the transaction on January 26, 2007 for two years following his or her resignation for good reason. Good reason is defined in their agreements as any of the following actions occurring after a change of control:

•	A decrease in base salary or target bonus;

•	A material decrease in aggregate employee benefits;

•	Diminution in title or substantial diminution in reporting relationship or responsibilities; or

•	Relocation of the management committee member’s principal place of business by 35 miles or more.

With respect to each of our management committee members other than Mr. Neubauer, a change of control is deemed to occur if:

•	an entity or group other than our sponsors acquire more than 50% of the company’s voting stock;

•

the company experiences a reorganization, merger or sale or disposition of substantially all of our assets or we purchase the assets or stock of another entity unless the shareholders prior to the transaction own at least 50% of the voting stock after the transaction and no person owns a majority of the voting stock (unless that ownership existed before the transaction); or

•

a majority of the members of our board are replaced during any 12 month period and the new directors are not endorsed by a majority of the company’s board before the replacement or the replacement is not contemplated by our stockholders agreement.

Our agreements with our management committee members other than Mr. Neubauer contain a “double trigger”—to be initiated, there must be a change in control followed by an involuntary loss of employment within three years thereafter or employment must be terminated in anticipation of a change of control. We chose to implement a “double trigger” because we were advised by Frederick W. Cook & Co., Inc. that a “double trigger” is more common in the market than a “single trigger.” In addition, in connection with the transaction, change of control amounts were paid to our management committee members other than Mr. Neubauer under their previous employment agreements. Therefore, if a management committee member’s (other than Mr. Neubauer) employment is terminated by us without cause or if he or she resigns with good reason (as defined in his or her agreement) following a change of control other than the transaction that was completed in January 2007, he or she is entitled to the following:

•

Cash severance benefits based on a multiple of two times his or her base salary and target bonus (or the prior year’s actual bonus, if higher) over a two year period according to the company’s payroll cycle;

•

A lump sum payment, within 40 days after his or her termination date, equal to the portion of his or her target bonus attributable to the portion of the fiscal year served prior to termination, plus any earned but unpaid amounts;

•	Continued medical, life and disability insurance at our expense for a two year period following termination;

•	Outplacement counseling in an amount not to exceed 20% of base salary; and

•	Accelerated vesting of outstanding equity-based awards or retirement plan benefits as is specified under the terms of the applicable plans.

If the payments made to a member of our management committee were to result in excise tax or interest and penalties, the company is required to gross up the management committee member for the income or excise tax imposed. This gross up provision ensures that management committee members receive the full benefit of payments related to a change of control to which they are entitled. If a change of control were to have occurred at the end of fiscal 2007, no excise tax would be imposed on the members of our management committee and, therefore, the following table does not include any gross up for excise taxes.

The following table shows potential payments to members of our management committee under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a termination of employment, assuming a September 28, 2007 termination date and using the appraisal price of our common stock as of September 28, 2007 ($12.22). The covered employees would also be eligible to receive their supplemental retirement benefits (in the case of Mr. Neubauer) and accrued deferred compensation and survivor income protection plan benefits as previously discussed, as well as life insurance benefits provided by third party insurance companies.

Estimated Benefits Upon Termination

This table shows amounts that would be payable under existing employment and post employment competition agreements.

Name	Cash Payment (Lump Sum)	Cash Payment (Over Time)	Options(1)(2)	Restricted Stock(1)(2)	Perquisites(2)	Total
Neubauer (3)
Retirement	$1,000,000		$249,750			$1,249,750
Death	$1,816,667		$249,750			$2,066,417
Permanent Disability	$1,816,667	$3,000,000	$999,000			$5,815,667
Termination with cause/Resignation without Good Reason	$1,816,667					$1,816,667
Voluntary Resignation with Notice	$1,816,667		$999,000			$2,815,667
Termination w/out cause	$7,450,000		$999,000		$442,764	$8,891,764
Involuntary Termination with notice	$1,816,667		$999,000			$2,815,667
Resignation with Good Reason/Change of Control	$7,450,000		$999,000		$442,764	$8,891,764

Sutherland (4)
Resignation for Good Reason				$1,154,790	$62,229	$1,217,019
Termination w/out cause		$945,000		$1,154,790	$36,600	$2,136,390
*Change of Control	$475,000	$3,355,000	$1,500,998	$1,154,790	$206,229	$6,692,017

Kerin (5)
Resignation for Good Reason				$1,118,130	$56,918	$1,175,048
Termination w/out cause		$915,000		$1,118,130	$54,575	$2,087,705
*Change of Control	$475,000	$3,285,000	$1,172,993	$1,118,130	$201,136	$6,252,259

Vozzo (6)
Resignation for Good Reason				$962,325	$46,043	$1,008,368
Termination w/out cause		$787,500		$962,325	$54,748	$1,804,573
*Change of Control	$400,000	$2,737,500	$1,234,182	$962,325	$181,001	$5,515,008

Colli (7)
Resignation for Good Reason				$1,053,975	$43,485	$1,097,460
Termination w/out cause		$862,500		$1,053,975	$46,428	$1,962,903
*Change of Control	$400,000	$2,962,500	$1,027,008	$1,053,975	$182,539	$5,626,022

McKee (8)
Resignation for Good Reason				$962,325	$25,589	$987,914
Termination w/out cause		$787,500		$962,325	$32,138	$1,781,963
*Change of Control	$400,000	$2,787,500	$1,012,182	$962,325	$153,581	$5,315,588

Saligram (9)
Resignation for Good Reason				$641,550	$64,076	$705,626
Termination w/out cause		$656,250		$641,550	$43,217	$1,341,017
*Change of Control	$400,000	$2,706,250	$1,100,982	$641,550	$184,076	$5,032,858

*	Change of control means termination without cause or resignation for Good Reason following a new change of control.

(1)	Calculations with regard to options and restricted stock are based upon the appraised value as of September 1, 2007.
(2)	With regard to stock options and restricted stock, amounts were calculated using the appraisal price of $12.22 per share. The following assumptions were used in our calculation of the cost of perquisites in connection with termination of employment: for health insurance premiums, a 7% increase annually, for dental insurance premiums, a 5% increase annually, for vision insurance premiums, a 2% increase annually and no increase for excess health, life and accident insurance premiums.
(3)	(a) In addition to the amounts listed in this table, Mr. Neubauer also will receive his supplemental executive retirement benefit as described under “2007 Pension Benefits.”

(b) The lump sum payment that Mr. Neubauer will receive upon his retirement is the payment to which he is entitled under the Company’s Survivor Income Protection Plan. See “Other Components of Compensation—Employee and Post Employment Benefits” for more information.

(c) Included in Mr. Neubauer’s perquisites in the case of Termination without cause or resignation for good reason following a change of control are health care, accident, disability and survivor insurance premiums for three years, use of a company leased vehicle and vehicle maintenance and insurance for three years and reimbursement for country club fees or financial planning services.

(4)	Included in Mr. Sutherland’s perquisites: (a) in the case of resignation for good reason, are health care, accident, disability and survivor insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years and a car allowance for eighteen months, as well as outplacement benefits of 20% of his base salary.
(5)	Included in Mr. Kerin’s perquisites: (a) in the case of resignation for good reason, are health care, accident, disability and survivor insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of his base salary.
(6)	Included in Mr. Vozzo’s perquisites: (a) in the case of resignation for good reason, are health care, accident, disability and survivor insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of his base salary.
(7)	Included in Mr. Colli’s perquisites: (a) in the case of resignation for good reason, are health care, accident, and disability insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage, a car allowance over an 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and term life insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of his base salary.
(8)	Included in Ms. McKee’s perquisites: (a) in the case of resignation for good reason, are health care, accident, disability and survivor insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of her base salary.
(9)	Because standard severance is graduated based upon years of service, the amount of the standard severance for Mr. Saligram is less than the full 18 months of salary. Mr. Saligram joined us in 2003. Included in Mr. Saligram’s perquisites: (a) in the case of resignation for good reason, are health care, accident, disability and survivor insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over a 15 month severance period; and (c) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 15 months, as well as outplacement benefits of 20% of his base salary.

Director Compensation

As a result of the transaction, we became a wholly-owned subsidiary of Holdings, a private company. At that time, our directors resigned and we elected three of our executive officers, Joseph Neubauer, L. Frederick Sutherland and Christopher Holland, as directors of ARAMARK Corporation. None of them receives any additional remuneration for serving as a director. The following table discloses the compensation paid to our directors before the transaction closed on January 26, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation(3)	Total
	(all amounts in dollars)
Lawrence T. Babbio, Jr.	36,250	6,556	10,428	—	—	4,338	57,572
Patricia C. Barron	31,250	6,556	10,428	—	—	4,338	52,572
Leonard S. Coleman, Jr.	31,250	6,556	10,428	—	—	7,571	55,805
Ronald R. Davenport	36,250	6,556	10,428	—	—	4,338	57,572
Thomas H. Kean	31,250	6,556	10,428	—	4,738	4,338	57,310
James E. Ksansnak	31,250	6,556	10,428	—	—	5,754	53,988
James E. Preston	36,250	6,556	10,428	—	—	338	53,572
Ronald L. Sargent	31,250	6,556	10,428	—	—	338	48,572
Karl M. von der Heyden	36,250	6,556	10,428	—	—	4,338	57,572

(1)	Includes entire grant date fair value for deferred stock units granted to directors in fiscal 2007, prior to the completion of the transaction. Because deferred stock units are immediately vested upon grant, we expensed the fair value of the deferred stock units immediately after they were granted.
(2)	Includes entire grant date fair value for stock options granted to directors in fiscal 2007, prior to the completion of the transaction. Because stock option grants to directors are immediately vested upon grant, we expensed the fair value of the stock options immediately after they were granted.
(3)	Consists of premiums paid by the Company for life, accidental death and dismemberment and accident insurance for directors and for medical, dental, vision insurance for directors and their families. Also includes, with respect to Ms. Barron, and Messrs. Babbio, Coleman, Davenport, Kean, Ksansnak and von der Heyden, $4,000 that we remitted to various charities on their behalf as part of our matching gift program.

Prior to the transaction, each of our non-employee directors received an annual cash retainer of $62,500, payable in quarterly installments of $15,625, plus equity grants of $62,500. The equity portion of our non-employee directors’ fees was divided between $36,250 worth of stock options, granted in quarterly installments of $9,062.50, based on a Black-Scholes valuation methodology, and $26,250 worth of deferred stock units, granted in quarterly installments of $6,562.50. The stock options had a 10-year term, were immediately 100% vested on the date of grant and had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The number of deferred stock units granted to our non-employee directors on a quarterly basis was equal to $6,562.50 divided by the closing price of our class B common stock on the date of grant. Deferred stock units were 100% vested upon grant, but were not paid out until six months after the termination of a director’s service.

Non-employee directors were also entitled to elect to receive all or part of the annual cash retainer in the form of deferred shares and/or deferred cash. Under this deferral arrangement, the non-employee director was credited at the end of each quarter, under a notional deferral account, with the amount of cash deferred and/or with a number of shares of our class A common stock calculated by dividing the amount of cash deferred by the closing price of a share of our class B common stock on the computation date. Deferred shares and deferred cash were issued or paid to the director on the third anniversary of the last day of the year in which the fees would have otherwise been paid to the director, unless the director elected to defer issuance or payment to a later date. Deferred cash accrued interest at a rate determined annually by us based on the Moody’s Corporate Bond Rate as of October. The interest rate for 2007 was 6.41%. Directors also were entitled to participate in the Company’s health and welfare plans. In addition, directors who were not our employees and who served as chairman of a board committee received an additional $10,000 each year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Holdings owns 100% of the capital stock of ARAMARK Intermediate Holdco Corporation, which owns 100% of the capital stock of ARAMARK. Holdings has a board of directors consisting of the Chief Executive Officer, representatives of our four Sponsors and five non-management directors. The board of directors of ARAMARK Intermediate Holdco Corporation consists of the same members as that of ARAMARK.

The following table sets forth information with respect to the beneficial ownership, as of November 30, 2007, of (i) each individual or entity known by us to own beneficially more than 5% of the common stock of Holdings, (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of directors and our executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is ARAMARK Corporation, ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107.

Name and Address of Beneficial Owner	Beneficial Ownership of ARAMARK Corporation Common Stock(1)	Percentage of ARAMARK Corporation Common Stock
GS Capital Partners (2)	206	20.56%
CCMP Capital Investors (3)	103	10.28%
J.P. Morgan Partners (4)	103	10.28%
Thomas H. Lee Partners (5)	206	20.56%
Warburg Pincus LLC (6)	210	21.00%
Joseph Neubauer (7)	90	9.01%
L. Frederick Sutherland (8)	9	*
Andrew C. Kerin (9)	4	*
Thomas J. Vozzo (10)	5	*
Bart J. Colli (11)	4	*
Lynn B. McKee (12)	4	*
Ravi K. Saligram (13)	4	*
Christopher S. Holland (14)	*	*
Directors and Executive Officers as a Group (9 persons) (15)	119	11.93%

*	Less than one percent or one share, as applicable.

(1)	ARAMARK has 1,000 shares of common stock outstanding, all of which are owned indirectly by Holdings. Share amounts indicated below reflect beneficial ownership, through Holdings, by such entities or individuals of these 1,000 shares of ARAMARK.
(2)	ARAMARK shares shown as beneficially owned by GS Capital Partners reflect an aggregate of the following record ownership: (i) 16,872,671 shares of Holdings held by GS Capital Partners V Fund, L.P.; (ii) 11,532,758 shares of Holdings held by GS Capital Partners V Offshore Fund, L.P.; (iii) 7,655,956 shares of Holdings held by GS Capital Partners V Institutional, L.P.; (iv) 885,142 shares of Holdings held by GS Capital Partners V GmbH & Co. KG; and (v) 5,453,473 shares of Holdings held by GS Capital Partners V Employee Fund, L.P. (collectively, the “GS Entities”). The GS Entities, of which affiliates of the Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager, share voting and investment power with certain of its respective affiliates. The Goldman Sachs Group, Inc. disclaims beneficial ownership of the shares held directly or indirectly by the GS Entities, except to the extent of its pecuniary interest therein, if any. The address of GS Capital Partners is c/o The Goldman Sachs Group, 85 Broad Street, New York, New York 10004.
(3)	ARAMARK shares shown as beneficially owned by CCMP Capital Investors reflect an aggregate of the following record ownership: (i) 18,706,647 shares of Holdings held by CCMP Capital Investors II, L.P.; and (ii) 2,493,353 shares of Holdings held by CCMP Capital Investors (Cayman) II, L.P. The address of CCMP Capital Investors is 245 Park Avenue, 16th Floor, New York, New York 10020.
(4)	ARAMARK shares shown as beneficially owned by JP Morgan Partners reflect an aggregate of the following record ownership: (i) 11,955,003 shares of Holdings held by JP Morgan Partners (BHCA), LP; (ii) 2,865,797 shares of Holdings held by JP Morgan Partners Global Investors, L.P.; (iii) 440,340 shares of Holdings held by JP Morgan Partners Global Investors A, L.P.; (iv) 1,438,760 shares of Holdings held by JP Morgan Partners Global Investors (Cayman), L.P.; (v) 160,899 shares of Holdings held by JP Morgan Partners Global Investors (Cayman) II, L.P.; (vi) 970,308 shares of Holdings held by J.P. Morgan Partners Global Investors (Selldown), L.P.; and (v) 3,368,893 shares of Holdings held by J.P. Morgan Partners Global Investors (Selldown) II, L.P. The address of JP Morgan Partners is 270 Park Avenue, 9th Floor, New York, New York 10017.
(5)	ARAMARK shares shown as beneficially owned by Thomas H. Lee Partners reflect an aggregate of the following record ownership: (i) 1,000,000 shares of Holdings held by THL Fund VI Bridge Corp.; (ii) 22,904,932 shares of Holdings held by Thomas H. Lee Equity Fund VI, L.P.; (iii) 15,510,002 shares of Holdings held by Thomas H. Lee Parallel Fund VI, L.P.; (iv) 2,709,286 shares of Holdings held by Thomas H. Lee Parallel (DT) Fund VI, L.P.; (v) 116,902 shares of Holdings held by Putnam Investment Holdings, LLC; (vi) 116,857 shares of Holdings held by Putnam Investments Employees Securities Company III LLC; and (vii) 42,021 shares of Holdings held by THL Coinvestment Partners, L.P. The address of Thomas H. Lee Partners is 100 Federal Street, 35th Floor, Boston, Massachusetts 02110.
(6)	ARAMARK shares shown as beneficially owned by Warburg Pincus LLC reflect record ownership of 43,300,000 shares of Holdings held by Warburg Pincus Private Equity IX, L.P. (“WPIX”). Warburg Pincus Partners, LLC, a direct subsidiary of Warburg Pincus & Co. (“WP”), is the sole member of WPIX. Warburg Pincus IX, LLC, an indirect subsidiary of WP, is the sole general partner of WPIX. WPIX is managed by Warburg Pincus LLC. The address of Warburg Pincus LLC is 466 Lexington Avenue, 10th Floor, New York, New York 10017.
(7)	ARAMARK Corporation shares shown as beneficially owned by Mr. Neubauer reflect 112,500 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 30, 2007.
(8)	Includes beneficial ownership held by a family partnership for which Mr. Sutherland serves as a general partner. ARAMARK Corporation shares shown as beneficially owned by Mr. Sutherland reflect 338,062 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 30, 2007.
(9)	ARAMARK Corporation shares shown as beneficially owned by Mr. Kerin reflect 264,186 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 30, 2007 and 91,500 shares of Holdings subject to restricted stock deliverable within 60 days of November 30, 2007.
(10)	ARAMARK Corporation shares shown as beneficially owned by Mr. Vozzo reflect 277,968 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 30, 2007 and 78,750 shares of Holdings subject to restricted stock deliverable within 60 days of November 30, 2007.

(11)	Includes beneficial ownership held by a trust for which Mr. Colli’s spouse serves as trustee. ARAMARK Corporation shares shown as beneficially owned by Mr. Colli reflect 231,308 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 30, 2007 and 86,250 shares of Holdings subject to restricted stock deliverable within 60 days of November 30, 2007.
(12)	Includes beneficial ownership held by a general partnership for which Ms. McKee serves as a general partner. ARAMARK Corporation shares shown as beneficially owned by Ms. McKee reflect 227,968 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 30, 2007 and 78,750 shares of Holdings subject to restricted stock deliverable within 60 days of November 30, 2007.
(13)	ARAMARK Corporation shares shown as beneficially owned by Mr. Saligram reflect 247,968 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 30, 2007 and 52,500 shares of Holdings subject to restricted stock deliverable within 60 days of November 30, 2007.
(14)	ARAMARK Corporation shares shown as beneficially owned by Mr. Holland reflect 46,436 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 30, 2007.
(15)	ARAMARK Corporation shares shown as beneficially owned by Directors and Executive Officers as a group reflect 1,760,302 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 30, 2007 and 482,250 shares of Holdings subject to restricted stock deliverable within 60 days of November 30, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review of Related Person Transactions

The Board of Directors adopted a written Policy Regarding Transactions with Related Persons, which is administered by the Audit and Corporate Practices Committee (the “Audit Committee”). This policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a Related Person has a direct or indirect material interest. Under the Policy, a related person transaction (as defined in the policy) other than as described below must be reported to the Company’s General Counsel and be reviewed and approved or ratified by the Audit Committee in accordance with the terms of this Policy, prior to the effectiveness or consummation of the transaction, whenever practicable. The Audit Committee will review all relevant information available to it about the potential Related Person Transaction. The Audit Committee, in its sole discretion, may impose such conditions as it deems appropriate on the Company or the Related Person in connection with the approval of the Related Person Transaction. In connection with transactions in which Mr. Neubauer, any of the directors of Holdings who are associated with the Sponsors or any of the Sponsors has a direct or indirect material interest, the provisions of the Stockholders Agreement of Holdings, which requires the consent of a majority of the disinterested directors of Holdings, will apply except that in the case of Mr. Neubauer, this requirement will not apply to compensation and incentive arrangements and other matters within the customary purview of and approved by the Compensation and Human Resources Committee of Holdings.

Certain Relationships and Related Transactions

In connection with the transaction, the Sponsors were paid transaction fees of $36.0 million, of which GS Capital Partners, Thomas H. Lee Partners and Warburg Pincus each received $9.0 million and CCMP Capital Advisors and J.P. Morgan Partners each received $4.5 million. Warburg Pincus received their transaction fee in shares of Holdings common stock. In addition, we paid $15.0 million to each of Goldman Sachs & Co. and J.P. Morgan Securities Inc. (“J.P. Morgan Securities”) for acquisition advisory services provided by these firms to the Sponsors in connection with the transaction. We also reimbursed or paid on behalf of the sponsors approximately $10.8 million in the aggregate for out of pocket expenses, such as legal costs and due diligence expenses, incurred in connection with the transaction. We also paid $2.3 million of transaction-related legal fees on behalf of Mr. Neubauer.

In connection with the transaction, we entered into a new senior secured credit agreement, consisting of a $600 million revolving credit facility, a $4.150 billion term loan facility and a $250 million synthetic letter of credit facility. Goldman Sachs Credit Partners and J.P. Morgan Securities served as joint lead arrangers, joint bookrunners and co-syndication agents with respect to the senior secured credit facilities. We paid approximately $78.9 million in commitment, arranging and similar fees with respect to the senior secured credit facilities, of which Goldman Sachs Credit Partners and J.P. Morgan Securities each received $28.0 million.

In connection with the transaction, on January 26, 2007, we issued $1.780 billion of senior notes due 2015. Goldman Sachs & Co. and J.P. Morgan Securities served as joint bookrunning managers in connection with the issuance of those notes. The institutions involved in the underwriting of the notes received an aggregate underwriting discount of $52.5 million in consideration for their services, of which $19.6 million was paid to each of Goldman Sachs & Co. and J.P. Morgan Securities. In addition, Goldman Sachs & Co., J.P. Morgan Securities and certain other financial institutions agreed to provide us with interim financing in the event that the offering of senior notes was not consummated. We paid commitment fees of $12.775 million for such interim financing, of which Goldman Sachs & Co. and J.P. Morgan Securities each were paid $4.759 million. In addition, we reimbursed or paid on behalf of Goldman Sachs Credit Partners, Goldman Sachs & Co. and J.P. Morgan Securities approximately $2.4 million in the aggregate for out-of-pocket expenses incurred by these firms in connection with services related to the senior secured credit facilities, the senior notes and the interim financing commitment.

On March 28, 2007, we amended our senior secured credit agreement dated January 26, 2007 to lower the interest rate spread on our U.S. dollar and Euro term loans, to reduce the fees that we pay on our synthetic letter of credit facility and to make certain other modifications. Goldman Sachs Credit Partners served as co-lead arranger for this amendment and was paid $500,000 for its services. In addition, we paid on behalf of Goldman Sachs Credit Partners $75,000 in legal fees related to the amendment. This transaction was not approved under the Policy Regarding Transactions with Related Persons because it was entered into prior to the adoption of the policy.

We manage our exposure to interest rate changes with respect to our floating rate indebtedness through the use of interest rate swaps. Before and subsequent to the closing of the transaction on January 26, 2007, our financial institution counterparties on these swaps have included entities affiliated with Goldman Sachs Capital Partners and with J.P. Morgan Partners. As of September 28, 2007, the notional value of interest rate swaps with entities affiliated with Goldman Sachs Capital Partners was $1,410 million, £37.5 million and ¥5.0 billion and with entities affiliated with J.P. Morgan Partners was $1,340 million and £37.5 million. In all of these swaps, we pay the counterparty a fixed interest rate in exchange for their payment of a floating interest rate. The net payments in fiscal year 2007 to entities affiliated with Goldman Sachs Capital Partners and entities affiliated with J.P. Morgan Partners pursuant to interest rate swap transactions were approximately $0.4 million and $0.4 million, respectively. These swaps were not approved under the Policy Regarding Transactions with Related Persons because most of the swaps were entered into prior to the adoption of the policy and two swaps were entered into following the adoption of the policy.

On December 1, 2006, we amended our credit agreement dated March 31, 2004 with JPMorgan Chase Bank, N.A., as general administrative agent and a lender, and William Street Credit Corporation, as a lender, and the other financial institutions that were parties thereto to increase the total U.S. dollar credit capacity from $800 million to $950 million. No fees were paid to any parties with respect to this amendment. In connection with the transaction, we repaid in full all amounts outstanding under this credit agreement.

Goldman Sachs Credit Partners, Goldman Sachs & Co. and William Street Credit Corporation are affiliates of GS Capital Partners, one of our sponsors, and Sanjeev Mehra, who serves on the board of directors of Holdings. JPMorgan Chase Bank, N.A. and J.P. Morgan Securities are affiliates of J.P. Morgan Partners, one of our sponsors. Stephen P. Murray, who serves on the board of directors of Holdings, was employed by J.P. Morgan Partners until August, 2006 and has been employed by CCMP Capital Advisors since August 2006.

Other Transactions

Timothy P. Cost, one of our executive officers who left the Company in fiscal 2007, received approximately $346,700 in addition to amounts which he was entitled to receive under the provisions of his Agreement Relating to Employment and Post Employment Competition when he left the Company. Mr. Cost received a portion of that amount, or $96,700, as reimbursement for expenses he incurred in connection with his exercise of stock options prior to the closing of the transaction. The remaining amount was additional severance.

The Company employs the brother of Andrew C. Kerin, who is one of our executive officers, as a general manager in its Uniform division. Mr. Kerin’s brother earned approximately $130,000 in salary and bonus in fiscal 2007.

We have a split dollar life insurance agreement with Mr. Neubauer. The agreement relates to life insurance policies owned by a trust created by Mr. Neubauer. Pursuant to the agreement, prior to 2003 we paid a substantial portion of the premiums on the policies, such amounts to be repaid from the proceeds of the policies upon their termination. At September 28, 2007, the amount of the premium repayment obligation was $2,497,692. We do not charge interest in each fiscal year on this amount. However, we have in the past captured at least some of the foregone interest because we reduced the amount of the interest that would otherwise accrue on Mr. Neubauer’s deferred compensation. We hold a security interest in the policies to secure the repayment of the premium amount paid by us. This arrangement terminates upon the termination of Mr. Neubauer’s employment (other than by reason of his retirement).

Prior to the closing of the transaction, we were parties to a registration rights agreement with Mr. Neubauer, the Neubauer Family Foundation and certain trusts of which Mr. Neubauer is the settlor. Under the registration rights agreement, we granted Mr. Neubauer and those related parties the right to require us, on three occasions, to register shares held by Mr. Neubauer and these related parties, as well as unlimited piggyback registration rights. In connection with the transaction, this agreement was terminated. Mr. Neubauer has certain rights under the Holdings registration rights agreement.

Director Independence

The Company’s Board of Directors is composed of Joseph Neubauer, L. Frederick Sutherland and Christopher S. Holland. Each of our directors is an employee of the Company and would not be considered independent for purposes of the New York Stock Exchange Listing Standards.

Prior to the transaction, our Board of Directors was composed of Joseph Neubauer, Lawrence T. Babbio, Jr., Patricia C. Barron, Leonard S. Coleman, Jr., Ronald R. Davenport, Thomas H. Kean, James E. Ksansnak, James E. Preston, Ronald L. Sargent and Karl M. von der Heyden. In November 2006, the ARAMARK board determined that each of Messrs. Coleman, Davenport, Kean, Ksansnak, Preston, Sargent and von der Heyden and Ms. Barron was independent under the New York Stock Exchange listing standards.

Item 14. Principal Accountant Fees and Services

Set forth below is information relating to the aggregate fees billed by KPMG for professional services rendered for each of the last two fiscal years.

Audit Fees

The aggregate fees billed by KPMG for each of fiscal 2007 and fiscal 2006 for professional services rendered for the audit of our consolidated financial statements, and for the reviews of the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years, for the audit of the company’s internal control over financial reporting and for the attestation of management’s report on the effectiveness of internal control over financial reporting (for fiscal 2006), or for services normally provided by our independent public accountant in connection with statutory or regulatory filings or engagements, including reviews of registration statements, for those fiscal years were $5,685,743 and $5,173,012, respectively.

Audit-Related Fees

The aggregate fees billed by KPMG in each of fiscal 2007 and fiscal 2006 for assurance and related services that were reasonably related to performance of the audit or review of our consolidated financial statements and that are not reported under “Audit Fees” above were $491,728 and $503,333, respectively. These services consisted of compliance and employee benefit plan audits, accounting consultation and other services.

Tax Fees

The aggregate fees billed by KPMG LLP in each of fiscal 2007 and fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning were $265,449 and $519,549, respectively. These services consisted primarily of international compliance assistance and tax planning advice.

All Other Fees

The aggregate fees billed by KPMG in fiscal 2007 and 2006 for products and services provided, other than the services noted above, were $25,000 and $15,135, respectively. These fees primarily related to industry consultation outside the United States.

Pre-Approval of Services

The Audit Committee annually reviews and pre-approves the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. The Audit Committee has also adopted a Pre-Approval Policy that contains a list of pre-approved services, which the Audit Committee may revise from time to time, based on subsequent determinations. The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee, or in his absence or unavailability, to another specified member of the Audit Committee. The chairman of the Audit Committee or such specified member will report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of our audit-related fees and tax fees were pre-approved by the Audit Committee or the chairman of the Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

See Index to Financial Statements and Schedule at page S-1.

(b) Exhibits Required by Item 601 of Regulation S-K

See the Exhibit Index which is incorporated herein by reference.

(c) Financial Statement Schedules

See Index to Financial Statements and Schedule at page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 27, 2007.

ARAMARK CORPORATION

By:	/s/ JOSEPH NEUBAUER
Name: Title:	Joseph Neubauer Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose name appears below hereby appoints Joseph Neubauer, L. Frederick Sutherland, and Christopher S. Holland, and each of them, as his or her true and lawful agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOSEPH NEUBAUER Joseph Neubauer	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	December 27, 2007

/s/ L. FREDERICK SUTHERLAND L. Frederick Sutherland	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	December 27, 2007

/s/ JOHN M. LAFFERTY John M. Lafferty	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	December 27, 2007

/s/ CHRISTOPHER S. HOLLAND	Senior Vice President, Treasurer and Director	December 27, 2007
Christopher S. Holland

ARAMARK CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Registered Public Accounting Firm	S-2
Consolidated Balance Sheets as of September 28, 2007 (Successor) and September 29, 2006 (Predecessor)	S-3

Consolidated Statements of Income for the period from January 27, 2007 through September 28, 2007 (Successor), the period from September 30, 2006 through January 26, 2007 (Predecessor) and for the fiscal years ended September 29, 2006 and September 30, 2005 (Predecessor)

S-4

Consolidated Statements of Cash Flows for the period from January 27, 2007 through September 28, 2007 (Successor), the period from September 30, 2006 through January 26, 2007 (Predecessor) and for the fiscal years ended September 29, 2006 and September 30, 2005 (Predecessor)

S-5

Consolidated Statements of Shareholders’ Equity for the period from January 27, 2007 through September 28, 2007 (Successor), the period from September 30, 2006 through January 26, 2007 (Predecessor) and for the fiscal years ended September 29, 2006 and September 30, 2005 (Predecessor)

S-6
Notes to Consolidated Financial Statements	S-8

Schedule II—Valuation and Qualifying Accounts and Reserves for the period from January 27, 2007 through September 28, 2007 (Successor), the period from September 30, 2006 through January 26, 2007 (Predecessor) and for the fiscal years ended September 29, 2006 and September 30, 2005 (Predecessor)

S-56

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation and subsidiaries as of September 28, 2007 (Successor Period) and September 29, 2006 (Predecessor Period), and the related consolidated statements of income, cash flows and shareholders’ equity for the period from January 27, 2007 through September 28, 2007 (Successor Period), the period from September 30, 2006 through January 26, 2007 (Predecessor Period) and for the fiscal years ended September 29, 2006 and September 30, 2005 (Predecessor Periods). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 28, 2007 (Successor Period) and September 29, 2006 (Predecessor Period), and the results of their operations and their cash flows for the period from January 27, 2007 through September 28, 2007 (Successor Period), the period from September 30, 2006 through January 26, 2007 (Predecessor Period) and for the fiscal years ended September 29, 2006 and September 30, 2005 (Predecessor Periods), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 26, 2007, the Company was acquired through a merger transaction with RMK Acquisition Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable. Also, as discussed in Notes 11, 7, 8 and 9, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, applying the modified prospective method; effective September 29, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations; effective January 26, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans; and, effective January 27, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes.

/s/    KPMG LLP

Philadelphia, Pennsylvania

December 27, 2007

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2007 (SUCCESSOR) AND SEPTEMBER 29, 2006 (PREDECESSOR)

(in thousands, except share amounts)

	Successor	Predecessor
	September 28, 2007	September 29, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$83,638	$47,679
Receivables (less allowances: 2007—$40,022; 2006—$37,222)	908,742	870,909
Inventories	527,730	494,176
Prepayments and other current assets	123,791	114,080

Total current assets	1,643,901	1,526,844

Property and Equipment, at cost:
Land, buildings and improvements	518,870	757,761
Service equipment and fixtures	857,590	2,017,209

	1,376,460	2,774,970
Less-Accumulated depreciation	(171,339)	(1,578,140)

	1,205,121	1,196,830

Goodwill	4,627,751	1,747,094
Other Intangible Assets	2,375,571	297,986
Other Assets	710,164	494,563

	$10,562,508	$5,263,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$51,443	$40,203
Accounts payable	750,460	642,778
Accrued payroll and related expenses	393,203	346,770
Accrued expenses and other current liabilities	567,682	556,945

Total current liabilities	1,762,788	1,586,696

Long-term borrowings	5,890,566	1,803,291
Less-current portion	(51,443)	(40,203)

Total long-term borrowings	5,839,123	1,763,088

Deferred Income Taxes and Other Noncurrent Liabilities	1,362,248	391,941
Common Stock Subject to Repurchase	179,677	—
Shareholders’ Equity:
Successor:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Predecessor:
Class A common stock, par value $.01 (authorized: 600,000,000 shares; issued: 75,129,722 shares; outstanding: 56,245,418 shares)	—	751
Class B common stock, par value $.01 (authorized: 1,000,000,000 shares; issued: 156,170,782 shares; outstanding: 123,882,195 shares)	—	1,562
Capital surplus	1,435,769	1,210,300
Earnings retained for use in the business	16,059	1,538,760
Accumulated other comprehensive income (loss)	(33,156)	12,524
Treasury stock (shares held in treasury: 51,172,891 shares at September 29, 2006)	—	(1,242,305)

Total shareholders’ equity	1,418,672	1,521,592

	$10,562,508	$5,263,317

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIOD FROM JANUARY 27, 2007 THROUGH SEPTEMBER 28, 2007 (SUCCESSOR), THE PERIOD FROM SEPTEMBER 30, 2006 THROUGH JANUARY 26, 2007 (PREDECESSOR) AND FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005 (PREDECESSOR)

(in thousands)

	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
Sales	$8,438,448	$3,945,868	$11,621,173	$10,963,360

Costs and Expenses:
Cost of services provided	7,623,684	3,586,961	10,537,383	9,921,742
Depreciation and amortization	322,480	116,438	339,337	320,118
Selling and general corporate expenses	126,874	173,934	178,922	141,328
Goodwill impairment	—	—	35,000	—
Other (income) expense (Note 3)	(21,177)	—	—	—

	8,051,861	3,877,333	11,090,642	10,383,188

Operating Income	386,587	68,535	530,531	580,172
Interest and Other Financing Costs, net	365,887	48,672	139,945	126,999

Income from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	20,700	19,863	390,586	453,173
Provision for Income Taxes	4,641	5,063	129,230	164,698

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	16,059	14,800	261,356	288,475
Income from Discontinued Operations, net (Note 1)	—	—	3,093	—
Cumulative Effect of Change in Accounting Principle, net (Note 7)	—	—	(3,351)	—

Net income	$16,059	$14,800	$261,098	$288,475

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 27, 2007 THROUGH SEPTEMBER 28, 2007 (SUCCESSOR), THE PERIOD FROM SEPTEMBER 30, 2006 THROUGH JANUARY 26, 2007 (PREDECESSOR) AND FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005 (PREDECESSOR)

(in thousands)

	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
Cash flows from operating activities:
Net income	$16,059	$14,800	$261,098	$288,475
Less: Income from discontinued operations, net	—	—	(3,093)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	322,480	116,438	339,337	320,118
Income taxes deferred	(118,668)	(11,640)	(53,722)	(4,073)
Share-based compensation expense	27,518	84,059	22,000	3,467
Gain from sale of investment	(21,177)	—	—	—
Cumulative effect of change in accounting principle	—	—	3,351	—
Goodwill impairment	—	—	35,000	—
Changes in noncash working capital:
Receivables	(8,622)	(34,780)	(31,846)	(61,179)
Inventories	(29,443)	2,915	(9,200)	(6,501)
Prepayments	14,209	(25,989)	(7,992)	1,019
Accounts payable	172,786	(100,451)	29,494	16,341
Accrued expenses	153,792	(111,424)	27,533	57,706
Net proceeds from sale of receivables	22,000	—	—	32,800
Changes in other noncurrent liabilities	14,551	3,122	1,580	(914)
Changes in other assets	(14,515)	(13,491)	(28,947)	(33,785)
Other operating activities	9,427	290	1,204	(1,694)

Net cash provided by (used in) operating activities	560,397	(76,151)	585,797	611,780

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(248,943)	(81,534)	(319,854)	(315,560)
Disposals of property and equipment	13,152	20,055	49,120	21,581
Proceeds from sales and divestitures	285,982	—	—	11,518
Acquisition of certain businesses:
Working capital other than cash acquired	(2,395)	(5,494)	8,927	4,558
Property and equipment	(301)	(12,835)	(4,118)	(4,854)
Additions to goodwill, other intangible assets and other assets, net	(57,541)	(63,389)	(144,103)	(120,008)
Acquisition of ARAMARK Corporation	(6,100,687)	—	—	—
Other investing activities	5,153	3,245	13,511	36,870

Net cash used in investing activities	(6,105,580)	(139,952)	(396,517)	(365,895)

Cash flows from financing activities:
Proceeds from long-term borrowings	5,918,842	416,956	323,623	361,382
Payment of long-term borrowings	(2,131,503)	(130,986)	(404,410)	(393,629)
Proceeds from issuance of common stock	—	9,666	45,251	35,748
Capital contributions	1,844,136	—	—	—
Repurchase of common stock	(750)	—	(113,460)	(187,551)
Payment of dividends	—	(12,624)	(50,512)	(40,321)
Other financing activities	(138,508)	22,016	1,841	(10,767)

Net cash provided by (used in) financing activities	5,492,217	305,028	(197,667)	(235,138)

Increase (Decrease) in cash and cash equivalents	(52,966)	88,925	(8,387)	10,747
Cash and cash equivalents, beginning of period	136,604	47,679	56,066	45,319

Cash and cash equivalents, end of period	$83,638	$136,604	$47,679	$56,066

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 27, 2007 THROUGH SEPTEMBER 28, 2007 (SUCCESSOR), THE PERIOD FROM SEPTEMBER 30, 2006 THROUGH JANUARY 26, 2007 (PREDECESSOR) AND FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005 (PREDECESSOR)

(in thousands)

	Common Stock	Class A Common Stock	Class B Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Predecessor
Balance, October 1, 2004	$—	$893	$1,330	$1,007,687	$1,080,020	$(4,144)	$(936,131)	$1,149,655
Comprehensive income:
Net income					288,475			288,475
Minimum pension liability adjustment (net of tax)						5,707		5,707
Foreign currency translation adjustments (net of tax)						8,712		8,712
Change in fair value of cash flow hedges (net of tax)						1,032		1,032

Total comprehensive income								303,926

Payment of dividends					(40,321)			(40,321)
Conversion of Class A to Class B		(137)	137					—
Issuance of common stock		47	8	62,408				62,463
Compensation expense related to stock incentive plans				3,467				3,467
Tax benefits related to stock incentive plans				34,689				34,689
Purchases of common stock for the treasury							(188,415)	(188,415)

Balance, September 30, 2005	$—	$803	$1,475	$1,108,251	$1,328,174	$11,307	$(1,124,546)	$1,325,464

Comprehensive income:
Net income					261,098			261,098
Minimum pension liability adjustment (net of tax)						(8,762)		(8,762)
Foreign currency translation adjustments (net of tax)						3,886		3,886
Change in fair value of cash flow hedges (net of tax)						6,093		6,093

Total comprehensive income								262,315

Payment of dividends					(50,512)			(50,512)
Conversion of Class A to Class B		(81)	81					—
Issuance of common stock		29	6	64,402				64,437
Compensation expense related to stock incentive plans				22,000				22,000
Tax benefits related to stock incentive plans				15,647				15,647
Purchases of common stock for the treasury							(117,759)	(117,759)

Balance, September 29, 2006	$—	$751	$1,562	$1,210,300	$1,538,760	$12,524	$(1,242,305)	$1,521,592

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

FOR THE PERIOD FROM JANUARY 27, 2007 THROUGH SEPTEMBER 28, 2007 (SUCCESSOR), THE PERIOD FROM SEPTEMBER 30, 2006 THROUGH JANUARY 26, 2007 (PREDECESSOR) AND FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005 (PREDECESSOR)

(in thousands)

	Common Stock	Class A Common Stock	Class B Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, September 29, 2006	$—	$751	$1,562	$1,210,300	$1,538,760	$12,524	$(1,242,305)	$1,521,592
Comprehensive income:
Net income					14,800			14,800
Foreign currency translation adjustments (net of tax)						525		525
Change in fair value of cash flow hedges (net of tax)						8,926		8,926

Total comprehensive income								24,251

Payment of dividends					(12,624)			(12,624)
Conversion of Class A to Class B		(51)	51					—
Issuance of common stock		7	3	20,095				20,105
Compensation expense related to stock incentive plans				84,059				84,059
Tax benefits related to stock incentive plans				11,432				11,432
Reclassification of share-based awards from equity to liability				(142,567)				(142,567)
Purchases of common stock for the treasury							(3,602)	(3,602)
Adoption of SFAS No. 158 (net of tax)						(15,321)		(15,321)

Balance, January 26, 2007	$—	$707	$1,616	$1,183,319	$1,540,936	$6,654	$(1,245,907)	$1,487,325

Successor
Investment by Parent Company	$—	$—	$—	$1,848,527	$—	$—	$—	$1,848,527
Deemed dividend to continuing shareholder				(408,000)				(408,000)
Comprehensive loss:
Net income					16,059			16,059
Pension plan adjustments (net of tax)						2,131		2,131
Foreign currency translation adjustments (net of tax)						(2,066)		(2,066)
Change in fair value of cash flow hedges (net of tax)						(33,221)		(33,221)

Total comprehensive loss								(17,097)

Compensation expense related to stock incentive plans				27,518				27,518
Tax benefits related to stock incentive plans				15				15
Increase in Parent Company common stock subject to repurchase obligation, net				(31,541)				(31,541)
Purchases of Parent Company common stock				(750)				(750)

Balance, September 28, 2007	$—	$—	$—	$1,435,769	$16,059	$(33,156)	$—	$1,418,672

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed solely for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 205.3 million issued and approximately 205.2 million outstanding as of September 28, 2007.

Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying consolidated statements of income, cash flows and shareholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods.

On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements exclude the accounts of ARAMARK Holdings Corporation and ARAMARK Intermediate Holdco Corporation, but do reflect the Sponsors’ investment cost basis allocated to the assets and liabilities acquired on January 26, 2007.

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005 were each fifty-two week periods.

Reclassification

Certain prior period balances have been reclassified to conform to the current year presentation. The effect was not material.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations, which will significantly change the accounting for business combinations. SFAS No. 141R is effective for ARAMARK for business combinations finalized beginning in fiscal 2010. The Company is currently evaluating the Statement.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for ARAMARK beginning in fiscal 2010. The Company is currently evaluating the Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected to be measured at fair value are recognized in earnings each reporting period. SFAS No. 159 is effective for ARAMARK beginning in fiscal 2009. The Company is currently evaluating the Statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for ARAMARK beginning in fiscal 2009 for financial assets and financial liabilities and fiscal 2010 for nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the Statement.

Revenue Recognition

In each of our operating segments, we recognize revenue in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Revenues from direct marketing activities are recognized upon shipment. All sales-related taxes are presented on a net basis in “Cost of services provided” in the Consolidated Statements of Income.

Vendor Consideration

Consideration received from vendors is accounted for as an adjustment to the cost of the vendor’s products or services and reported as a reduction of “Cost of services provided” or “Inventories,” following the provisions of the consensus reached in Emerging Issues Task Force Issue 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.”

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. As of September 28, 2007, “Accumulated other comprehensive income (loss)” consisted of pension plan adjustments of $2.1 million, foreign currency translation adjustment of ($2.1) million, and fair value of cash flow hedges of ($33.2) million. As of September 29, 2006, “Accumulated other comprehensive income (loss)” consists of minimum pension liability of ($17.9) million, foreign currency translation adjustment of $27.5 million, and fair value of cash flow hedges of $3.0 million.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Currency Translation

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Currency transaction gains included in operating results for the Successor period from January 27, 2007 through September 28, 2007 were approximately $4.0 million. Transaction gains and losses included in operating results for all Predecessor periods were immaterial.

Current Assets

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories are valued at the lower of cost (principally the first-in, first-out method) or market. Personalized work apparel, linens and other rental items in service are recorded at cost and are amortized over their estimated useful lives, approximately two years.

The components of inventories are as follows:

	Successor	Predecessor
	September 28, 2007	September 29, 2006
Food	31.7%	31.9%
Career apparel, safety equipment and linens	64.4%	64.2%
Parts, supplies and novelties	3.9%	3.9%

	100.0%	100.0%

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense during the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005 was $169.9 million, $82.1 million, $244.1 million and $237.6 million, respectively.

Other Assets

Other assets consist primarily of investments in 50% or less owned entities, client contract investments, deferred financing costs, computer software costs and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or the cost method, as applicable.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal equity method investment (approximately $170.0 million at September 28, 2007) is the 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company. Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

As of September 28, 2007
Current assets	$231,972
Noncurrent assets	167,089
Current liabilities	205,861
Noncurrent liabilities	63,875
Minority interest	325

For the Successor Period from January 27, 2007 through September 28, 2007
Sales	$796,948
Gross profit	98,899
Net income	15,099

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of allocated investment amortization, was $4.9 million for the Successor period from January 27, 2007 through September 28, 2007.

Other Accrued Expenses and Liabilities

Other accrued expenses and current liabilities consist principally of insurance accruals, advanced payments from clients, taxes, interest and accrued commissions. Noncurrent liabilities consist primarily of deferred compensation, insurance accruals, pension liabilities, fair value of interest rate swaps and asset retirement obligations.

The Company is self-insured for a limited portion of the risk retained under its general liability and workers’ compensation arrangements. Self-insurance reserves are recorded based on actuarial analyses.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. See Note 5 for the fair value of long-term borrowings and Note 6 for the fair value of derivatives.

Share-Based Compensation

Successor

The Company follows SFAS No. 123R, “Share-Based Payment,” and related interpretations, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Predecessor

Effective October 1, 2005, the Company adopted SFAS No. 123R and began expensing the grant-date fair value of employee stock options. The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with employee stock options recognized in fiscal 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to October 1, 2005, and amortization related to new awards granted on or after October 1, 2005.

Prior to October 1, 2005, the Company followed the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have been reduced to the following pro forma amount for fiscal 2005 (in thousands):

Fiscal Year Ended September 30, 2005
Net income, as reported	$288,475
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,149

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,160)

Net income, pro forma	$273,464

Supplemental Cash Flow Information

	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
		(dollars in millions)
Interest paid	$335.6	$52.9	$140.3	$128.4
Income taxes paid	$95.2	$50.0	$155.8	$139.7

Cash from other financing activities during the Successor period from January 27, 2007 through September 28, 2007 includes a use of approximately $141.1 million for deferred financing costs. Cash flow from other investing activities in fiscal 2005 includes approximately $14.1 million representing a special distribution of proceeds from a real estate sale by a 50%-owned equity affiliate, and approximately $18.0 million from the repayment of a client note receivable.

Significant noncash activities follow:

•

During fiscal 2006 and fiscal 2005, the Company contributed $4.3 million and $3.7 million, respectively, of stock units to its non-qualified retirement savings plan in satisfaction of its accrued obligations. See Note 8.

•

During the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $23.5 million, $0.4 million, $18.2 million and $16.9 million for the respective periods, which is included in property and equipment.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

In the third quarter of fiscal 2003, ARAMARK completed the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation for approximately $250 million in cash. At the time of sale, certain accruals were established for liabilities expected pursuant to the indemnification provisions of the sale agreement. In the fourth quarter of fiscal 2006, the remaining accrual balances were adjusted to reflect current expectations, resulting in additional income from discontinued operations of $3.1 million, which is net of taxes of $1.9 million.

NOTE 2. ACQUISITION OF ARAMARK CORPORATION:

As discussed in Note 1, the Transaction was completed on January 26, 2007 and was financed by a combination of borrowings under a new senior secured credit agreement, the issuance of 8.50% senior notes due 2015 and senior floating rate notes due 2015, and equity investments by the Sponsors and certain members of ARAMARK’s management. See Note 5 for a description of the Company’s indebtedness.

The Transaction sources and uses of funds are summarized below (in millions):

Sources
Senior secured credit agreement borrowings	$4,314
8.50% senior notes due 2015	1,280
Senior floating rate notes due 2015	500
Equity contributions	1,839

Total sources	$7,933

Uses
Purchase price	$6,022
Refinance of existing indebtedness	1,698
Fees and expenses	213

Total uses	$7,933

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preliminary Purchase Price Allocation

Following business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on the estimated fair values as of January 26, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price to property and equipment, intangible assets and deferred income taxes was based upon preliminary valuation data and estimates; estimates, assumptions and allocations to segments are subject to change.

(in millions)
Purchase consideration, including carryover basis of $146 million	$6,168
Direct acquisition costs	71
Deemed dividend adjustment	(408)

$5,831

Net current assets	$299
Property and equipment	1,164
Customer relationship assets	1,705
Tradename	765
Other assets	789
Goodwill	4,569
Debt assumed	(2,036)
Non-current liabilities and deferred taxes	(1,424)

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

Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Transaction occurred at the beginning of the respective fiscal years and have been adjusted to reflect certain acquisition related items, such as: additional amortization of identified intangible assets, increased interest expense, exclusion of Transaction-related charges (including the nonvested share compensation cost) and the related income tax effects. This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Transaction had actually occurred on those dates, nor of the results that may be reported in the future.

	Fiscal Year Ended September 28, 2007	Fiscal Year Ended September 29, 2006
	(in millions)
Sales	$12,384.3	$11,621.2
Operating income	536.3	410.2
Interest and other financing costs, net	530.8	537.2
Net income (loss)	9.4	(56.7)

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transaction-Related Costs

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded costs of approximately $112.1 million related to the Transaction. These costs, which are included in “Selling and general corporate expenses,” consist of approximately $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives. During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded costs of approximately $5.7 million related to legal fees associated with the Transaction, which are also included in “Selling and general corporate expenses.”

During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility, which is included in “Interest and Other Financing Costs, net.”

NOTE 3. ACQUISITIONS AND DIVESTITURES:

Successor Period from January 27, 2007 through September 28, 2007

During the Successor period, the Company sold its 50% partnership interest in SMG for approximately $285 million, net of transaction fees, which exceeded the historical basis of the investment prior to the Transaction by approximately $217 million. The excess was fully taxable and resulted in an income tax liability of approximately $76 million. In connection with the Transaction accounting, the SMG investment was written up to its estimated acquisition date fair value, except for the portion (approximately 10%) related to the carryover investor basis (see Note 2). As a result, for financial reporting purposes a gain of $21.2 million, related to the Predecessor basis portion of the investment, was recognized as “Other (income) expense.” The Company also acquired the remaining 10% ownership interest in its Irish food service affiliate, STAR Uniforms, Inc., a regional uniform rental company, and several refreshment services companies for approximately $56 million in cash. The Company’s pro forma results of operations for the Successor period from January 27, 2007 through September 28, 2007 and all Predecessor periods would not have been materially different than reported, assuming that the divestiture and acquisitions had occurred at the beginning of the respective fiscal periods.

Predecessor Period from September 30, 2006 through January 26, 2007

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company acquired Overall Laundry Services, Inc., a regional uniform rental company, for approximately $80 million in cash. The Company’s pro forma results of operations for all Predecessor periods would not have been materially different than reported, assuming that the acquisition had occurred at the beginning of the respective fiscal periods.

Fiscal 2006

During fiscal 2006, the Company acquired the stock of an online catering company and several refreshment services companies for approximately $81 million in cash and future consideration of up to $85 million, to be determined based upon operating results of the catering company during the next five years. The Company also increased its ownership in its Chilean subsidiary from 51% to 80%, for approximately $40 million in cash, and acquired a food service company in China and a refreshment services company in Canada. Finally, the Company completed the acquisition of four regional uniform companies for $14 million in cash. Pro forma results of operations for fiscal 2006 and 2005 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2005

During the second quarter of fiscal 2005, the Company increased its ownership in its Irish food service affiliate from 45% to 90%, for approximately $61 million in cash. Also, during fiscal 2005, the Company acquired several regional uniform rental companies for a total of approximately $56 million in cash. Pro forma results of operations for fiscal 2005 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of fiscal 2005.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has completed the annual goodwill impairment tests required by SFAS No. 142, which, other than as described below, did not result in an impairment charge.

Goodwill, allocated by segment (see Note 15 for a description of segments), follows (in thousands):

Predecessor

	September 29, 2006	Acquisitions	Translation and Other	January 26, 2007
Food and Support Services—Domestic	$1,148,630	$—	$(1,836)	$1,146,794
Food and Support Services—International	283,798	—	7,096	290,894
Uniform and Career Apparel	314,666	36,721	—	351,387

	$1,747,094	$36,721	$5,260	$1,789,075

Successor

	Acquisition of ARAMARK Corporation	Acquisitions	Translation and Other	September 28, 2007
Food and Support Services—Domestic	$3,627,204	$658	$6,247	$3,634,109
Food and Support Services—International	331,797	20,234	16,621	368,652
Uniform and Career Apparel	609,706	15,284	—	624,990

	$4,568,707	$36,176	$22,868	$4,627,751

During the Successor period from January 27, 2007 through September 28, 2007, the increase in goodwill resulted principally from the acquisition of ARAMARK Corporation by its Parent Company and the acquisitions of the remaining 10% ownership in the Irish food service affiliate and STAR Uniforms, Inc. The significant amount of goodwill recognized from the acquisition of ARAMARK Corporation is a result of the premium placed on the Company’s common stock due to (i) the high degree of predictability of the Company’s cash flows supported by the high customer retention rate, (ii) the Company’s low working capital requirements, (iii) the modest capital expenditure requirements of the business, and (iv) the growth opportunity the investors anticipate in the Company’s core businesses. These amounts may be revised upon final determination of the purchase price allocation. During the Predecessor period from September 30, 2006 through January 26, 2007, the increase in goodwill resulted principally from the acquisition of Overall Laundry Services, Inc., a regional uniform rental company.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2006, a goodwill impairment charge of $35.0 million was recorded in the Uniform and Career Apparel segment associated with the WearGuard-Crest reporting unit. The primary reason for the goodwill impairment was the continuing decline in operating results, particularly in the healthcare uniform division, due to competitive pressures resulting in reduced sales and operating income. To determine the amount of the charge, the Company estimated the fair value of the WearGuard-Crest reporting unit using a discounted cash flow valuation methodology, and measured the goodwill impairment following the provisions of SFAS No. 142. The analysis included making assumptions about the future profitability and cash flows of the business, which the Company believed to be reasonable.

Other intangible assets consist of (in thousands):

	Successor			Predecessor
	September 28, 2007			September 29, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,729,093	$(118,041)	$1,611,052	$575,947	$(278,359)	$297,588
Tradename	764,519	—	764,519	—	—	—
Other	—	—	—	7,928	(7,530)	398

	$2,493,612	$(118,041)	$2,375,571	$583,875	$(285,889)	$297,986

Acquisition-related intangible assets consist of customer relationship assets and the ARAMARK tradename. Customer relationship assets are amortizable and are being amortized on a straight-line basis over the expected period of benefit, 2 to 15 years, with a weighted average life of about 11 years. The ARAMARK tradename is an indefinite lived intangible asset and is not amortizable.

Intangible assets of approximately $25 million were acquired through business combinations from September 30, 2006 through January 26, 2007. During the Successor period from January 27, 2007 through September 28, 2007, total intangible assets of approximately $2,470 million were recorded as a result of the Transaction and approximately $18 million were acquired through other business combinations subsequent to the Transaction. Amortization of intangible assets for the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005 was approximately $118 million, $18 million, $50 million and $48 million, respectively.

The estimated amortization expense of the amortizable intangible assets through 2012 reflects the Transaction. Since the allocation of the Transaction purchase price is preliminary and subject to finalization of independent appraisals and evaluation of additional information, the estimated annual amortization expense will continue to be updated as additional information is obtained and evaluated. Based on preliminary valuation data and amounts recorded at September 28, 2007, total estimated amortization of all acquisition-related intangible assets for fiscal years 2008 through 2012 follows (in thousands):

2008	$181,128
2009	$177,334
2010	$176,890
2011	$176,767
2012	$176,110

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. BORROWINGS:

Long-term borrowings at September 28, 2007 and September 29, 2006 are summarized in the following table (in thousands):

	Successor	Predecessor
	September 28, 2007	September 29, 2006
Senior secured revolving credit facility (A)	$1,401	$—
Senior secured term loan facility (A)	3,773,056	—
8.50% senior notes, due February 2015 (B)	1,280,000	—
Senior floating rate notes, due February 2015 (B)	500,000	—
Senior unsecured revolving credit facility (D)	—	326,103
Senior European unsecured revolving credit facility (D)	—	262,930
Bank term loan due March 2007 (D)	—	20,000
Japanese borrowings due March 2007 (D)	—	45,902
5.00% senior notes, due June 2012 (C)	228,856	249,976
6.375% senior notes, due February 2008 (D)	—	297,311
7.00% senior notes, due May 2007 (D)	—	299,933
7.10% senior notes, due December 2006 (D)	—	124,998
7.25% senior notes and debentures, due August 2007 (D)	—	30,730
Capital leases	60,303	54,309
Other (D)	46,950	91,099

	5,890,566	1,803,291
Less—current portion	(51,443)	(40,203)

	$5,839,123	$1,763,088

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The applicable margin spread for borrowings under the revolving credit facility are 1.25% to 2.00% (as of September 28, 2007—2.00%) with respect to LIBOR borrowings and 0.25% to 1.00% (as of September 28, 2007—1.00%) with respect to base-rate borrowings.

Prior to April 16, 2007, the applicable margin spreads for borrowings under the term loan facilities were 2.00% to 2.125% with respect to LIBOR borrowings and 1.00% to 1.125% with respect to base-rate borrowings. On March 28, 2007, the Company amended the senior secured credit agreement (i) to lower the interest rate spread on the U.S. dollar and Euro term loans, (ii) to reduce the fees that it pays on the synthetic letter of credit facility, (iii) to add a provision requiring payment of a prepayment fee upon certain repayments for the purpose of reducing the interest rate spread effected within one year of the date of the amendment and (iv) to make certain other modifications set forth in the amendment. Effective on April 16, 2007, the applicable margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (as of September 28, 2007—2.00%) with respect to LIBOR borrowings and 0.875% to 1.125% (as of September 28, 2007—1.00%) with respect to base-rate borrowings. The applicable margin spreads under the yen and sterling term loan facilities are 2.00% to 2.125% (as of September 28, 2007—2.125%) with respect to LIBOR borrowings and 1.00% to 1.125% (as of September 28, 2007—1.125%) with respect to base-rate borrowings.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of September 28, 2007—0.50%).

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to April 16, 2007, fees on the $250 million synthetic letter of credit facility ranged from 2.00% to 2.125%. Effective on April 16, 2007, fees on the synthetic letter of credit facilities are 1.875% to 2.125% (as of September 28, 2007—2.00%).

The actual spreads within all ranges referred to above are based on a ratio of Consolidated Secured Debt to EBITDA, each as defined in the senior secured credit agreement.

All obligations under the senior secured credit facilities are secured by a security interest in substantially all assets of the Company and its U.S. subsidiaries.

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of the Company’s Excess Cash Flow (as defined in the senior secured credit agreement) commencing with fiscal year 2008, (ii) 100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights, and (iii) 100% of the net cash proceeds of any incurrence of debt, including debt incurred by any business securitization subsidiary in respect of any business securitization facility, but excluding proceeds from the Company’s receivables facilities and other debt permitted under the senior secured credit agreement. Any mandatory prepayments would be applied to the term loan facilities as directed by the Company. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepaid term loans may not be reborrowed.

The Company is required to repay the senior secured term loan facilities in quarterly principal amounts of 0.25% of the funded total principal amount for the first six years and nine months, with the remaining amount payable on January 26, 2014. On March 30, 2007, June 29, 2007 and September 28, 2007, the Company voluntarily prepaid an additional $40.0 million, $300.0 million and $50.0 million, respectively. All required quarterly principal amounts of the U.S. term loan have been paid through its maturity in January 2014.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, January 26, 2013, on which day the commitments thereunder will terminate.

Principal amounts outstanding under the synthetic letter of credit facility are due and payable in full at maturity, January 26, 2014, on which day the commitments thereunder will terminate.

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s outstanding notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. In addition, the senior secured revolving credit facility requires the Company to maintain a maximum senior secured leverage ratio and imposes limitations on capital expenditures. The senior secured credit agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At September 28, 2007, the Company was in compliance with all of these covenants.

Beginning with the twelve months ended March 30, 2007, the senior secured credit agreement requires the Company to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013 (as of September 28, 2007—5.875x). Consolidated total indebtedness secured by a lien is defined in the senior secured

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness guaranteed by ARAMARK Corporation reduced by the lesser of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien, or $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s lenders failed to waive any such default, would also constitute a default under the indenture. The actual ratio at September 28, 2007 was 3.89x.

The senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for the Company to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. If the Company does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and the Company’s estimated share of interest expense from one equity method investee. The actual ratio was 2.08x for the twelve months ended September 28, 2007.

(B) 8.50% Senior Notes due 2015 and Senior Floating Rate Notes due 2015

The senior floating rate notes due 2015 bear interest equal to three-month LIBOR (as defined in the indenture) plus a spread of 3.50%. Additional interest on the 8.50% senior notes due 2015 and senior floating rate notes due 2015 may accrue at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.00% per annum) if the Company does not complete an offer to exchange the initial unregistered notes for notes that are substantially identical but are registered under the Securities Act of 1933 within 240 days after the original issue date of the notes. The exchange offer was completed in August 2007.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under certain circumstances, it will be required to make an offer to purchase the 8.50% senior notes due 2015 and senior floating rate notes due 2015 at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.

The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 restricts the Company’s ability to, among other things, incur additional indebtedness, pay dividends and make certain other distributions, investments and other restricted payments. As of September 28, 2007, the Company was in compliance with the covenants of the indenture.

(C) 5.00% Senior Notes due 2012

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% senior unsecured notes due 2012. The notes are recorded at $228.9 million as of September 28, 2007 as a result of the fair value accounting adjustments made in connection with the Transaction. The discount of $21.1 million will be accreted as interest expense over the remaining period to maturity.

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

At September 28, 2007, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $21.1 million discount on the 5.00% senior notes due 2012) are as follows (in thousands):

2008	$51,443
2009	$29,919
2010	$22,889
2011	$20,721
2012	$260,087
Thereafter	$5,526,651

The components of interest and other financing costs, net, are summarized as follows:

	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
		(dollars in thousands)
Interest expense	$365,551	$45,300	$130,318	$124,122
Interest income	(9,491)	(763)	(1,595)	(3,891)
Other financing costs	9,827	4,135	11,222	6,768

Total	$365,887	$48,672	$139,945	$126,999

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s long-term debt at September 28, 2007 and September 29, 2006 was $5,813.7 million and $1,759.9 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

NOTE 6. DERIVATIVE INSTRUMENTS:

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

Successor

The Company entered into $3.28 billion, £75 million and ¥5.0 billion of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate term loan borrowings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. As of September 28, 2007, approximately $30.0 million of unrealized losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive income (loss).” There was no hedge ineffectiveness for these cash flow hedging instruments during the Successor period from January 27, 2007 through September 28, 2007.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement, which is designated as a cash flow hedging instrument, fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the cross currency swap agreement are included in interest expense. During the period from January 27, 2007 through September 28, 2007, approximately $19.7 million of unrealized loss, net of tax, related to the swap was added to “Accumulated other comprehensive income (loss)” and approximately $16.7 million was reclassified to offset transaction gains on the foreign currency denominated debt. The hedge ineffectiveness for this cash flow hedging instrument during the Successor period from January 27, 2007 through September 28, 2007 was immaterial.

As of September 28, 2007, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €8.7 million and £2.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of September 28, 2007, the fair value of these foreign exchange contracts was a loss of $0.2 million.

Beginning in November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of September 28, 2007, the Company has contracts for

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 130,000 MMBtu’s outstanding for fiscal 2008 that are not designated as cash flow hedging instruments. Changes in the market value of these outstanding contracts are recorded in operating income and were not material in the Successor period from January 27, 2007 through September 28, 2007. As of September 28, 2007, the fair value of these natural gas swap agreements was a loss of $0.1 million. The Company also has contracts for approximately 510,000 MMBtu’s outstanding for fiscal 2008 that are designated as cash flow hedging instruments. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the natural gas swap agreements are included in “Cost of services provided.” As of September 28, 2007, an unrecognized net of tax loss of approximately $0.2 million was recorded in “Accumulated other comprehensive income (loss)” for these contracts. There was no hedge ineffectiveness for the Successor period from January 27, 2007 through September 28, 2007. The total realized net loss on settled contracts in the Successor period from January 27, 2007 through September 28, 2007 was $0.6 million.

As part of the Transaction, the Company entered into a Japanese yen denominated term loan in the amount of ¥5,422 million (see Note 5). The term loan was designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.

Predecessor

The Company had $300 million and £93 million of interest rate swap agreements, which were designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings, and $100 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. The hedge ineffectiveness for the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005 was not material.

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

As of January 26, 2007, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €7.1 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. The fair value of these foreign exchange contracts was immaterial. Net foreign currency transaction gains and losses were not material during the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005. The Successor assumed the contracts as part of the Transaction.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Beginning in November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. The Company had contracts for approximately 707,000 MMBtu’s outstanding on January 26, 2007 for the remainder of fiscal 2007 and fiscal 2008. The contracts, designated as cash flow hedging instruments, were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affected earnings. Amounts reclassified into earnings related to the natural gas swap agreements were included in “Cost of services provided.” The total realized loss reclassified into earnings during the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 was approximately $1.2 million and $1.4 million, respectively. As of January 26, 2007, hedge accounting was discontinued and the Successor assumed the contracts at fair value. There was no hedge ineffectiveness for the Predecessor period from September 30, 2006 through January 26, 2007.

NOTE 7. ASSET RETIREMENT OBLIGATIONS:

Effective September 29, 2006, the Company adopted the provisions of FIN 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarified SFAS No. 143, “Accounting for Asset Retirement Obligations,” with respect to the requirement to recognize a liability for the fair value of a conditional asset retirement obligation. The Interpretation states that when an existing law, regulation, or contract requires an entity to perform an asset retirement activity, an unambiguous requirement to perform the retirement activity exists, even if that activity can be deferred indefinitely.

In connection with the adoption of FIN 47, additional liabilities were recognized with an estimated fair value of $6.8 million at September 29, 2006, for asset retirement obligations, which consist primarily of costs associated with the removal and disposal of regulated asbestos-containing material and the retirement of certain equipment and leasehold improvements. Additionally, the asset retirement costs were capitalized by increasing the carrying amounts of related long-lived assets by $3.3 million and recording accumulated depreciation of $2.0 million, representing depreciation expense from the time the original assets were placed into service. In future periods, the liability will be accreted to its present value and the capitalized cost will be depreciated over the useful life of the related asset. The liability is also required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the obligation is settled. The cumulative effect adjustment recognized upon adoption of this accounting interpretation was approximately $3.4 million, net of taxes of $2.1 million.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amounts of the Company’s asset retirement obligations for the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through September 28, 2007 are as follows (in thousands):

Predecessor
Asset retirement obligations, September 29, 2006	$6,750
Asset retirement obligations incurred	—
Asset retirement obligations settled	—
Accretion expense	143
Foreign currency translation	62

Asset retirement obligations, January 26, 2007	$6,955

Successor
Asset retirement obligations, January 27, 2007	$6,955
Asset retirement obligations incurred	156
Asset retirement obligations settled	(430)
Accretion expense	261
Revisions in estimated cash flows	(21)
Foreign currency translation	64

Asset retirement obligations, September 28, 2007	$6,985

Assuming FIN 47 had been adopted in prior years, net income for fiscal 2005 would not have been materially different from the reported amount.

NOTE 8. EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005 was $18.9 million, $8.8 million, $25.6 million and $24.2 million, respectively. During fiscal 2006 and fiscal 2005, the Company contributed to the non-qualified retirement savings plan 128,374 stock units and 137,976 stock units, respectively, which were convertible into Class A or Class B common stock, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension and employee welfare plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $22.2 million, $9.4 million, $30.2 million and $27.6 million for the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005, respectively. Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the components of net periodic pension cost for the Company’s single-employer defined benefit pension plans for the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005 (in thousands):

	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
Service cost	$6,222	$2,604	$7,415	$6,830
Interest cost	6,590	3,023	8,313	7,839
Expected return on plan assets	(7,806)	(3,285)	(8,417)	(6,871)
Amortization of prior service cost	—	25	243	225
Recognized net loss	—	1,081	2,571	832

Net periodic pension cost	$5,006	$3,448	$10,125	$8,855

The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended September 28, 2007 (in thousands):

Benefit obligation, beginning	$173,242
Foreign currency translation	18,524
Service cost	8,826	Fair value of plan assets, beginning	$127,086
Interest cost	9,613	Foreign currency translation	14,719
Employee contributions	3,110	Employer contributions	13,119
Actuarial loss (gain)	(3,061)	Employee contributions	3,110
Benefits paid	(11,796)	Actual return on plan assets	19,239
Plan amendment	81	Benefits paid	(11,796)

Benefit obligation, end	$198,539	Fair value of plan assets, end	$165,477

Amounts recognized in the balance sheet: Noncurrent benefit asset (included in Other Assets)	$961
Current benefit liability (included in Other accrued expenses and current liabilities)	(316)	Amounts recognized in the Accumulated other comprehensive income (loss) (before taxes): Net actuarial loss (gain)	$(3,368)
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(33,707)	Prior service cost	91

Net amount recognized	$(33,062)	Net amount recognized	$(3,277)

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions utilized in the determination of pension expense and the funded status information include a weighted average discount rate of 5.3% for pension expense, a weighted average discount rate of 5.6% for the funded status, a weighted average rate of compensation increase of 3.6% and a weighted average long-term rate of return on assets of 7.8%. Assumptions are adjusted annually, as necessary, based on prevailing market conditions and actual experience.

The accumulated benefit obligation as of September 28, 2007 was $177.6 million. During the Successor period from January 27, 2007 through September 28, 2007, actuarial gains of approximately $3.4 million and net prior service cost of approximately $0.1 million were recognized in other comprehensive income (before taxes); however, no amounts were recognized as net periodic pension cost during such period. The estimated portion of net actuarial gain included in accumulated other comprehensive income (loss) as of September 28, 2007 expected to be recognized in net periodic pension cost during fiscal 2008 is approximately $0.1 million (before taxes).

The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended September 29, 2006 (in thousands):

Benefit obligation, beginning	$151,060
Foreign currency translation	7,680
Service cost	7,415	Fair value of plan assets, beginning	$108,701
Interest cost	8,313	Foreign currency translation	5,664
Employee contributions	2,581	Employer contributions	11,787
Actuarial loss (gain)	6,612	Employee contributions	2,581
Benefits paid	(8,465)	Actual return on plan assets	6,818
Plan amendment	(1,954)	Benefits paid	(8,465)

Benefit obligation, end	$173,242	Fair value of plan assets, end	$127,086

		Amounts recognized in the balance sheet:
		Prepaid asset	$16,629
Funded status	$(46,156)	Accrued benefit liability	(36,326)
Unrecognized prior service cost (credit)	(228)	Intangible asset	1,782
Unrecognized net loss (gain)	56,120	Other comprehensive income	27,651

Net amount recognized as prepaid asset	$9,736	Net amount recognized	$9,736

The assumptions utilized in the determination of pension expense and the funded status information include a weighted average discount rate of 5.3% for pension expense, a weighted average discount rate of 5.2% for the funded status, a weighted average rate of compensation increase of 3.5% and a weighted average long-term rate of return on assets of 7.5%. Assumptions are adjusted annually, as necessary, based on prevailing market conditions and actual experience.

The United Kingdom defined benefit pension plan was amended in fiscal 2006 for a change in the calculation of future benefits for active members. This amendment resulted in an unrecognized prior service credit of $2.0 million, which will be recognized against net periodic pension cost over the expected working lifetime of the active membership.

The accumulated benefit obligation as of September 29, 2006 was $149.8 million. The change in other comprehensive income attributable to the change in additional minimum liability for fiscal 2006 was a charge of $8.8 million (net of tax).

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information for the Company’s single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of September 28, 2007 and September 29, 2006 (in thousands):

	Successor	Predecessor
	September 28, 2007	September 29, 2006
Projected benefit obligation	$104,127	$164,232
Accumulated benefit obligation	101,950	141,798
Fair value of plan assets	86,139	118,657

Assets of the plans are invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The current overall capital structure and targeted ranges for asset classes are 50-70% invested in equity securities and 30-50% invested in debt securities. As of September 28, 2007, the overall portfolio mix consisted of 65% equity securities, 30% debt securities and 5% cash and cash equivalents. As of September 29, 2006, the overall portfolio mix consisted of 66% equity securities, 31% debt securities and 3% cash and cash equivalents. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.

The weighted-average long-term rate of return on assets has been determined based on an estimated weighted-average of long-term returns of major asset classes, taking into account historical performance of plan assets, the current interest rate environment, plan demographics, acceptable risk levels and the estimated value of active asset management.

It is the Company’s policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company’s defined benefit pension plans (in thousands):

Fiscal 2008	$10,704
Fiscal 2009	$10,089
Fiscal 2010	$9,874
Fiscal 2011	$10,059
Fiscal 2012	$10,448
Fiscal 2013 - 2017	$55,485

The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

The expected contributions to be paid to the Company’s defined benefit pension plans during fiscal 2008 are approximately $14.9 million.

During the third quarter of fiscal 2006, the Company entered into a guarantee arrangement with ARAMARK Trustees Limited, a wholly-owned subsidiary of the Company and trustee of the ARAMARK Pension Plan, the Company’s UK defined benefit pension plan (the “Plan”), whereby the Company has guaranteed the funding deficit of the Plan as required by the Pension Protection Fund in the event that the plan sponsor, ARAMARK Limited, a wholly-owned subsidiary of the Company, is unable to fund the deficit.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9. INCOME TAXES:

The Company accounts for income taxes following the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income.

The components of income from continuing operations before income taxes by source of income are as follows (in thousands):

	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
United States	$(25,341)	$1,033	$321,336	$407,950
Non-U.S.	46,041	18,830	69,250	45,223

	$20,700	$19,863	$390,586	$453,173

The provision for income taxes consists of (in thousands):

	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
Current:
Federal	$84,762	$8,756	$128,774	$131,706
State and local	21,167	2,151	26,032	23,148
Non-U.S.	17,380	5,796	28,146	13,917

	$123,309	$16,703	$182,952	$168,771

Deferred:
Federal	$(94,548)	$(8,482)	$(40,167)	$(4,429)
State and local	(20,391)	(1,544)	(6,969)	(952)
Non-U.S.	(3,729)	(1,614)	(6,586)	1,308

	(118,668)	(11,640)	(53,722)	(4,073)

	$4,641	$5,063	$129,230	$164,698

Current taxes payable of $30.1 million and $42.6 million at September 28, 2007 and September 29, 2006, respectively, are included in “Accrued expenses and other current liabilities.” During the first quarter of fiscal 2006, the Company reduced the provision for income taxes by approximately $14.9 million, based upon the settlement of certain open tax years.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following (all percentages are as a percentage of pre-tax income):

	Successor	Predecessor
	Period from January 27, 2007 Through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
United States statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	2.4	2.0	3.2	3.2
Foreign tax benefits	(8.3)	(5.1)	(0.3)	(0.5)
Permanent book/tax differences	13.3	13.4	1.0	0.3
Tax credits & other	(20.0)	(19.8)	(2.0)	(1.7)
Adjustment based on settlement of certain open tax years	—	—	(3.8)	—

Effective income tax rate	22.4%	25.5%	33.1%	36.3%

The effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite the belief that the Company’s tax return positions are supportable, the Company believes that certain positions are likely to be challenged and that the Company may not succeed. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit. The effective tax rate includes the impact of reserve provisions and changes to the reserve that the Company considers appropriate, as well as related interest. This rate is also applied to the quarterly operating results. In the event that there is a significant unusual/or one-time item recognized in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

A number of years may elapse before a particular tax reporting year is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. In the United States, the statutes for 1998 through 2005 remain open and the Internal Revenue Service has settled the examination of the Company’s tax returns for 1998 through 2003. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its income tax accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of the Company’s cash. Favorable resolution would be recognized as a reduction of the effective tax rate in the year of resolution.

Certain subsidiaries have accumulated state and foreign net operating loss carryforwards for which no tax benefit have been recorded as the company considers it more likely than not that they will not be recognized based upon the uncertainty of the generation of future income in those jurisdictions to utilize those net operating losses prior to their expiration. At September 28, 2007, the amount of the potential future tax benefit was approximately $5.7 million, all of which, if realized, will be recorded as a decrease in goodwill. In addition, certain subsidiaries have accumulated state net operating loss carryforwards for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of September 28, 2007, attributable to these net operating losses was approximately $12.4 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of September 28, 2007. Any benefit from realization of these net operating losses will result in a credit to goodwill. The state and foreign net operating loss carryforwards will expire from 2008 through 2028.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 28, 2007 and September 29, 2006, the components of deferred taxes are as follows (in thousands):

	Successor	Predecessor
	September 28, 2007	September 29, 2006
Deferred tax liabilities:
Property and equipment	$82,184	$92,520
Inventory	—	3,408
Investments	71,625	22,503
Other intangible assets, including goodwill	970,105	128,693
Other	10,168	14,112

Gross deferred tax liability	1,134,082	261,236

Deferred tax assets:
Insurance	10,110	10,364
Employee compensation and benefits	166,214	105,617
Accruals and allowances	9,764	20,273
Derivatives	22,029	—
Net operating loss carryforwards	5,660	34,000

Gross deferred tax asset, before valuation allowances	213,777	170,254

Valuation allowances	(5,660)	(34,000)

Net deferred tax liability	$925,965	$124,982

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Company adopted the Interpretation on January 27, 2007. The transition adjustment, although not material, was recorded as an adjustment to goodwill in the Successor period.

ARAMARK had approximately $39.7 million of total gross unrecognized tax benefits as of September 28, 2007, approximately $36.9 million of which, if recognized, would be reversed through an adjustment to goodwill and approximately $2.8 million of which would impact the effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

Successor
September 28, 2007
Gross unrecognized tax benefits upon adoption on January 27, 2007	$39,787
Additions based on tax positions related to the current year	1,076
Additions for tax provisions of prior years	1,791
Reductions for settlements and payments	(2,475)
Reductions due to statute expiration	(480)

Gross unrecognized tax benefits upon adoption on September 28, 2007	$39,699

ARAMARK is continuing its prior practice of accounting for interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $11.8 million accrued for interest and penalties as of September 28, 2007, and recorded approximately $2.4 million in interest and penalties during the Successor period from January 27, 2007 through September 28, 2007.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003, with the exception of certain Work Opportunity Tax Credits and Welfare to Work Tax Credits which are pending the outcome of Protective Refund Claims filed for 1998 through 2004. Federal income tax returns for 2004, 2005 and 2006 are currently under examination by the Internal Revenue Service. In connection with the Internal Revenue Service examination of the Company’s 2004, 2005 and 2006 income tax returns, the final outcome of this review is not yet determinable; however; ARAMARK does not anticipate the adjustments would result in a material change to the results of operations or financial condition.

ARAMARK and its subsidiaries have significant operations in approximately 20 state and foreign taxing jurisdictions. The Company has open tax years in these jurisdictions ranging from 3 to 10 years. ARAMARK does not anticipate the adjustments would result in a material change to the results of operations or financial condition.

The Company does not expect the amount of unrecognized tax benefits to significantly change within the next 12 months.

NOTE 10. CAPITAL STOCK:

Successor

Effective January 26, 2007 upon completion of the Transaction, the Certificate of Incorporation of the Company was amended to provide for the authorization of 1,000 shares of common stock to replace the previously authorized, issued and outstanding Class A common stock and Class B common stock. Each share of common stock entitles the holder to one vote per share. Upon completion of the Transaction, ARAMARK Intermediate Holdco Corporation held all 900 shares of common stock issued by the Company. On March 30, 2007, ARAMARK Corporation and ARAMARK Services, Inc. merged, with ARAMARK Services, Inc. being the surviving company and being renamed ARAMARK Corporation. As a result of that merger, ARAMARK Intermediate Holdco Corporation holds 1,000 shares of the Company’s common stock, which represent all of the authorized and issued capital stock.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The Stockholders’ Agreement imposes limits on the amounts of such share repurchases. The amount of this potential repurchase obligation has been classified outside of shareholders’ equity as part of the Transaction accounting which reflects the Parent Company’s investment basis and capital structure in the Company’s financial statements. The amount as of September 28, 2007 was $179.7 million, which is based on approximately 14.7 million shares of common stock of the Parent Company valued at $12.22 per share. During the Successor period from January 27, 2007 through September 28, 2007, approximately $0.8 million of common stock of the Parent Company was repurchased. As described in Note 5, the senior secured credit agreement and the indenture also contain limitations on the amount the Company can expend for share repurchases.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company paid cash dividends totaling $12.6 million ($0.07/share in the first quarter of fiscal 2007). During fiscal 2006, the Company paid cash dividends totaling $50.5 million ($0.07/share in each of the four quarters of fiscal 2006). During fiscal 2005, the Company paid cash dividends totaling $40.3 million ($0.055/share in each of the four quarters of fiscal 2005).

NOTE 11. SHARE-BASED COMPENSATION:

Successor

In connection with the Transaction, the Parent Company established the ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (2007 MSIP). Incentive awards under the 2007 MSIP may be granted to employees or directors of, or consultants to, the Parent Company or one of its affiliates, including the Company, in the form of non-qualified stock options, unvested shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, the fair market value of the Parent Company’s shares. The 2007 MSIP permits the granting of awards of up to 37.7 million shares of common stock of the Parent Company. As of September 28, 2007, there were 11.4 million shares available for grant. Under the 2007 MSIP, the terms of the awards are fixed at the grant date.

Compensation cost charged to expense by the Successor for the period from January 27, 2007 through September 28, 2007 for share-based compensation programs was approximately $27.5 million, before taxes of approximately $10.8 million. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Consolidated Statements of Income. No compensation cost was capitalized.

For the period from January 27, 2007 through September 28, 2007, the amount of tax benefits included in “Other financing activities” in the Consolidated Statement of Cash Flows was immaterial.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Time-Based Options

The fair value of the Time-Based Options granted was estimated using the Black-Scholes option pricing model and the weighted-average assumptions noted in the table below. Expected volatility is based on actual historical experience of the predecessor Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected life of the option as of the grant date.

Period from January 27, 2007 through September 28, 2007
Expected volatility	20.00%
Expected dividend yield	0.00%
Expected life (in years)	6.25
Risk-free interest rate	4.32% -5.09%

The weighted-average grant-date fair value of Time-Based Options granted during the period from January 27, 2007 through September 28, 2007 was $3.33 per option.

Compensation cost for Time-Based Options is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $6.9 million was charged to expense during the period from January 27, 2007 through September 28, 2007 for Time-Based Options. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of September 28, 2007, there was approximately $30.5 million of unrecognized compensation cost related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at January 27, 2007	—	$—
Granted	13,499	$10.12
Exercised	—	$—
Forfeited	(353)	$10.05

Outstanding at September 28, 2007 (weighted-average remaining term of 9.4 years)	13,146	$10.13	$27,531

Exercisable at September 28, 2007	—	$—	$—

Expected to vest at September 28, 2007 (weighted-average remaining term of 9.4 years)	11,232	$10.12	$23,590

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance-Based Options

The fair value of the Performance-Based Options was estimated using the Black-Scholes option pricing model and the weighted-average assumptions noted in the table below. Expected volatility is based on actual historical experience of the predecessor Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected life of the option as of the grant date.

Period from January 27, 2007 through September 28, 2007
Expected volatility	20.00%
Expected dividend yield	0.00%
Expected life (in years)	5.5 - 7.0
Risk-free interest rate	4.20% -5.09%

The weighted-average grant-date fair value of the Performance-Based Options granted during the period from January 27, 2007 through September 28, 2007 was $3.33 per option.

Compensation cost for Performance-Based Options is recognized on an accelerated basis over the requisite performance and service periods. Approximately $13.4 million was charged to expense during the period from January 27, 2007 through September 28, 2007 for Performance-Based Options. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of September 28, 2007, there was approximately $23.8 million of unrecognized compensation cost related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at January 27, 2007	—	$—
Granted	13,499	$10.12
Exercised	—	$—
Forfeited/Cancelled	(353)	$10.05

Outstanding at September 28, 2007 (weighted-average remaining term of 9.4 years)	13,146	$10.13	$27,533

Exercisable at September 28, 2007	—	$—	$—

Expected to vest at September 28, 2007 (weighted-average remaining term of 9.4 years)	11,233	$10.12	$23,590

Nonvested Shares

The grant-date fair value of nonvested shares is based on the fair value of the Parent Company’s common stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services, generally one year. The Company has applied a forfeiture assumption

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 0.0% per annum in the calculation of such expense as all shares are due to vest over one year and the Company expects all grantees to be employed through the vesting period.

Nonvested Shares	Shares (000s)	Weighted-Average Grant-Date Fair Value
Nonvested at January 27, 2007	—	$—
Granted	1,023	$10.00
Vested	(26)	$10.00
Forfeited	—	$—

Nonvested at September 28, 2007	997	$10.00

The compensation cost charged to expense during the period from January 27, 2007 through September 28, 2007 for nonvested share awards was approximately $6.9 million. As of September 28, 2007, there was approximately $3.3 million of unrecognized compensation cost related to nonvested share awards, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

Deferred Stock Units

Deferred stock units are issued only to non-employee members of the Board of Directors who are not representatives of one of the Sponsors and represent the right to receive shares of the Parent Company’s common stock in the future. Each deferred stock unit will be converted to one share of the Parent Company’s common stock six months and one day after the date on which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Parent Company’s common stock. Since the deferred stock units are fully vested upon grant, compensation cost for the entire award is recognized immediately upon grant. The Company granted 31,250 deferred stock units during the Successor period from January 27, 2007 through September 28, 2007. The compensation cost charged to expense during the period from January 27, 2007 through September 28, 2007 for deferred stock units was approximately $0.3 million.

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

For the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006, approximately $11.2 million and $12.8 million of tax benefits were included in “Other financing activities,” respectively. Prior to the adoption of SFAS No. 123R, the Company presented excess tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. Cash provided by operating activities includes the tax benefit from the employee exercise of non-qualified stock options of approximately $26.8 million during fiscal 2005.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation cost charged to expense in the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005 for share-based compensation programs was approximately $84.1 million, before taxes of $31.9 million, $22.0 million, before taxes of $8.3 million, and $3.5 million, before taxes of $1.4 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Consolidated Statements of Income. No cost was capitalized.

Stock Options

Beginning October 1, 2005 upon the adoption of SFAS No. 123R, compensation cost was recognized on a straight-line basis over the vesting period during which employees performed the related services. Approximately $51.4 million and $16.0 million was charged to expense during the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006, respectively. Using the Black-Scholes option pricing model, the weighted-average grant-date fair value of options granted during the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005 was $8.46, $6.96 and $6.51, respectively. The Company applied a forfeiture assumption of 8.7% per annum in the calculation of expense for the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006.

Pursuant to the Transaction, all nonvested stock options vested immediately, which resulted in a charge of approximately $21.1 million during the Predecessor period from September 30, 2006 through January 26, 2007 for the recognition of all unrecognized compensation cost. In addition, due to provisions included in the 2001 EIP that allowed for the cash settlement of stock options upon a change in control, the Predecessor period from September 30, 2006 through January 26, 2007 also include a charge of approximately $26.1 million for the reclassification of stock options from equity awards to liability awards.

Restricted Stock Units

Compensation cost was recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $32.7 million, $6.0 million and $3.5 million was charged to expense during the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005, respectively. The Company applied a forfeiture assumption of 8.7% per annum in the calculation of such expense Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006.

Pursuant to the Transaction, all nonvested restricted stock units vested immediately, which resulted in a charge of approximately $21.1 million during the Predecessor period from September 30, 2006 through January 26, 2007 for the recognition of all unrecognized compensation cost. In addition, due to provisions included in the 2001 EIP that allowed for the cash settlement of restricted stock units upon a change in control, the Predecessor period from September 30, 2006 through January 26, 2007 also include a charge of approximately $8.8 million for the reclassification of restricted stock units from equity awards to liability awards.

NOTE 12. ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from $225 million to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $289.0 million and $306.1 million at September 28, 2007 and September 29, 2006, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At September 28, 2007 and September 29, 2006, $234.6 million and $187.8 million of accounts receivable were sold and removed from the Consolidated Balance Sheets, respectively. The loss on the sale of receivables was $9.9 million, $4.1 million, $11.2 million and $6.8 million for the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005, respectively, and is included in “Interest and Other Financing Costs, net.”

NOTE 13. COMMITMENTS AND CONTINGENCIES:

The Company has capital and other purchase commitments of approximately $381.9 million at September 28, 2007, primarily in connection with commitments for capital projects, client contract investments and business acquisitions. At September 28, 2007, the Company also has letters of credit outstanding in the amount of $125.1 million.

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $75.3 million at September 28, 2007 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 28, 2007.

Rental expense for all operating leases was $110.8 million, $55.0 million, $157.5 million and $150.6 million for the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007, fiscal 2006 and fiscal 2005, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of September 28, 2007 (in thousands):

Fiscal Year
2008	$170,446
2009	82,437
2010	68,450
2011	55,965
2012	44,132
Subsequent years	151,087

Total minimum rental obligations	$572,517

The Company may be exposed to liability resulting from the non-performance of certain indemnification obligations by an entity currently in bankruptcy from which the Company acquired a business in fiscal 2000. The amount of such exposure cannot be quantified at the present time due to uncertainty with respect to the number and amount of claims, if any, originating from or relating to, the pre-acquisition period. The Company has $25 million of insurance coverage for such exposure with a $5 million retained loss limit.

From time to time, the Company is a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees and third parties,

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including under federal and state employment laws, wage and hour laws and customs, import and export control laws, environmental laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

On July 21, 2004, agents of the United States Department of Commerce, among others, executed a search warrant at the Lexington, Kentucky facilities of Galls, a division of the Company, to gather records in connection with record keeping and documentation of certain export sales. In the Fall of 2004, the Company also provided records in response to grand jury subpoenas. The investigation surrounds the possible failure to obtain proper export licenses or prepare accurate shipping declarations in connection with the export of Galls products. Galls is cooperating fully in the investigation. The Company can give no assurance as to the outcome of this investigation.

In March 2000, Antonia Verni, by guardian ad litem, and Fazila Verni sued the Company and certain affiliates, along with Ronald Verni, David Lanzaro, the New Jersey Sports & Exposition Authority, the N.Y. Giants, Harry M. Stevens, Inc. of New Jersey, Shakers, The Gallery, Toyota Motors of North America, Inc. and the National Football League, for monetary damages for injuries they suffered. On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court. The Appellate Division cited multiple errors by the trial court and reversed the finding of liability against the Company and its affiliates. The Appellate Division reversed both the compensatory and punitive damage awards and remanded the matter back to the trial court for a new trial. On June 1, 2007, the Company and certain affiliates entered into a settlement agreement with the plaintiffs, which settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. This settlement agreement was approved by the Superior Court of New Jersey on October 5, 2007.

In June 2006, the Bermuda Monetary Authority presented a winding up petition to the Supreme Court of Bermuda as to Hatteras Re, a Bermuda reinsurance company which participated in a portion of ARAMARK’s casualty insurance program, to place it into provisional liquidation. A joint provisional liquidator (hereinafter the “Liquidator”) was appointed and authorized to assume control of Hatteras Re’s business. At an official meeting of creditors on November 9, 2006, the creditors elected to keep the Liquidator as a permanent liquidator and ARAMARK was elected to the Committee of Inspection. The Supreme Court of Bermuda then approved these elections. On March 12, 2007, ARAMARK and the Liquidator finalized a settlement whereby the Liquidator released certain funds held by Hatteras Re to ARAMARK. Using these funds, ARAMARK then entered into an agreement with an alternate carrier to novate the insurance policies at issue. As a part of the settlement, the Liquidator has also agreed to a total claim by ARAMARK against the estate of Hatteras Re of $10.25 million. At this time, the Liquidator is in settlement negotiations with the principals of Hatteras Re and other potentially responsible third parties in order to obtain additional funds for the estate that eventually may be used to pay a portion of ARAMARK’s claim. While the ultimate outcome of this matter is uncertain, and dependent in part on future developments, based on the information currently available, ARAMARK and its insurance advisors do not expect that the final resolution will have a material adverse effect on the consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 (in thousands):

	Predecessor		Successor
2007	Quarter Ended December 29, 2006	Period from December 30, 2006 through January 26, 2007	Period from January 27, 2007 through March 30, 2007	Quarter Ended June 29, 2007	Quarter Ended September 28, 2007
Sales	$3,110,546	$835,322	$2,145,620	$3,144,104	$3,148,724
Cost of services provided	2,804,467	782,494	1,932,480	2,858,884	2,832,320
Net income (loss)	87,731	(72,931)	4,513	(727)	12,273

	Fiscal Quarter
2006	First	Second	Third	Fourth	Year
Sales	$2,925,928	$2,829,495	$2,933,638	$2,932,112	$11,621,173
Cost of services provided	2,641,593	2,580,379	2,676,846	2,638,565	10,537,383
Net income	93,121	58,631	34,983	74,363	261,098

In the first and second fiscal quarters, within the “Food and Support Services—Domestic” segment, historically there has been a lower level of activity at the higher margin sports, entertainment and recreational food service operations that is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts that is partially offset by the effect of summer recess on the educational accounts. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first fiscal quarter.

See Note 15 for a description of Transaction-related items and other events that had an effect on interim operating results.

NOTE 15. BUSINESS SEGMENTS:

The Company provides or manages services in two strategic areas: Food and Support Services and Uniform and Career Apparel, which are organized and managed in the following reportable business segments:

Food and Support Services—Domestic—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public in the United States and Canada. Food and Support Services—Domestic operating income for fiscal 2007 includes approximately $2.9 million of insurance proceeds related to business disruptions in the Gulf Coast region caused by Hurricane Katrina. Fiscal 2006 includes approximately $7.5 million of insurance proceeds related to business disruptions in the Gulf Coast region caused by Hurricane Katrina and approximately $5.7 million of costs related to the termination of two unprofitable client contracts. Fiscal 2005 operating income includes a gain of approximately $9.7 million representing the Company’s share of the gain from a real estate sale by a 50%-owned equity affiliate.

The National Hockey League Collective Bargaining Agreement expired in September 2004 and the 2004-2005 season was cancelled. As a result, the Food and Support Services—Domestic segment results for 2005 do not include operating results from NHL venues. The NHL venues resumed operations in fiscal 2006.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Food and Support Services—International—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. Operations are conducted in 17 countries, including the U.K., Germany, Chile, Ireland, Spain, Korea, Belgium, Mexico, Japan, China and the Czech Republic. Food and Support Services—International operating income for fiscal 2005 includes a charge of approximately $7.4 million related to withdrawing from our offshore oil service business in West Africa and management separation costs in the U.K.

Uniform and Career Apparel—Rental, sale, cleaning, maintenance and delivery of personalized uniform and career apparel and other textile items on a contract basis and direct marketing of personalized uniforms and career apparel, public safety equipment and accessories to businesses, public institutions and individuals. Also provided are walk-off mats, cleaning cloths, disposable towels and other environmental control items. The segment operating income in the Successor period from January 27, 2007 through September 28, 2007 includes a technology asset impairment charge of approximately $4.2 million. The segment operating income for fiscal 2006 includes a goodwill impairment charge of $35.0 million (Note 4) and charges of approximately $8.0 million to adjust asset and liability carrying values at WearGuard-Crest in connection with certain business realignment initiatives.

Sales by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of corporate expenses applicable to more than one segment.

In the fourth quarter of fiscal 2007, management modified the segment reporting structure to align the segment reporting more closely with ARAMARK’s management and internal reporting structure. Specifically, the Canadian food and support services operations are now reported together with the United States food and support services operations and the segment has been renamed Food and Support Services—Domestic. Previously, the Canadian operations were included in the Food and Support Services—International segment.

The former Uniform and Career Apparel—Direct Marketing segment has been combined with the Uniform and Career Apparel—Rental segment in response to the continuing integration of these two business areas, the common management team and the continuing emphasis on approaching the industry as a single uniform solution provider.

All prior period segment information has been restated to reflect the new reporting structure. Management believes this new presentation enhances the utility of the segment information, as it reflects the current ARAMARK management structure and operating organization.

Corporate—Corporate includes general corporate expenses not specifically allocated to an individual segment. During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded share-based compensation expense of approximately $27.5 million, approximately $5.7 million of costs related to the Transaction and a currency transaction gain of approximately $3.8 million. During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded costs of approximately $112.1 million related to the Transaction, which included approximately $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives. During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded share-based compensation expense of approximately $84.1 million, which includes the approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units. Fiscal 2006 Corporate expense includes share-based compensation expense of approximately $22.0 million and costs related to the Transaction of approximately $6.4 million. Fiscal 2005 Corporate expense includes share-based compensation expense of approximately $3.5 million.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded a charge of approximately $12.8 million for the cost of obtaining a bridge financing facility for the Transaction, which is included in “Interest and other financing costs, net.”

Financial information by segment follows (in millions):

	Sales
	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
Food and Support Services—Domestic	$5,759.0	$2,674.4	$8,001.9	$7,596.1
Food and Support Services—International	1,561.5	714.6	1,999.1	1,813.2
Uniform and Career Apparel	1,117.9	556.9	1,620.2	1,554.1

	$8,438.4	$3,945.9	$11,621.2	$10,963.4

	Operating Income
	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
Food and Support Services—Domestic	$267.5	$130.7	$433.9	$428.0
Food and Support Services—International	64.7	22.6	73.4	53.1
Uniform and Career Apparel	82.0	51.2	89.7	137.0

	414.2	204.5	597.0	618.1
Corporate	(48.8)	(136.0)	(66.5)	(37.9)
Other income (expense) (Note 3)	21.2	—	—	—

Operating income	386.6	68.5	530.5	580.2
Interest and other financing costs, net	(365.9)	(48.7)	(139.9)	(127.0)

Income before income taxes	$20.7	$19.8	$390.6	$453.2

	Depreciation and Amortization
	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
Food and Support Services—Domestic	$210.7	$72.6	$214.6	$205.3
Food and Support Services—International	36.4	15.5	43.8	37.5
Uniform and Career Apparel	74.6	27.6	79.5	76.2
Corporate	0.8	0.7	1.4	1.1

	$322.5	$116.4	$339.3	$320.1

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization increased significantly in the Successor period compared to the Predecessor periods as a result of the Transaction accounting, which resulted in the allocation of approximately $1.7 billion of purchase consideration to amortizable customer relationship intangible assets (see Notes 2 and 4). The approximate increase in amortization for the Successor period from January 27, 2007 through September 28, 2007 by segment follows (in millions):

Successor
Period from January 27, 2007 through September 28, 2007
Food and Support Services—Domestic	$63.3
Food and Support Services—International	2.7
Uniform and Career Apparel	16.3

$82.3

	Capital Expenditures and Client Contract Investments *
	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
Food and Support Services—Domestic	$161.9	$59.0	$207.4	$180.9
Food and Support Services—International	35.7	11.3	42.3	56.4
Uniform and Career Apparel	51.6	24.0	72.4	83.1
Corporate	—	0.1	1.9	—

	$249.2	$94.4	$324.0	$320.4

*	Includes amounts acquired in business combinations

	Identifiable Assets
	Successor	Predecessor
	September 28, 2007	September 29, 2006
Food and Support Services—Domestic	$7,061.6	$2,771.2
Food and Support Services—International	1,279.1	928.3
Uniform and Career Apparel	2,087.4	1,442.1
Corporate	134.4	121.7

	$10,562.5	$5,263.3

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales and net property & equipment classified as domestic or foreign operations follow (in millions):

	Sales
	Successor	Predecessor
	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006	Fiscal Year Ended September 30, 2005
United States	$6,488.9	$3,034.5	$9,074.6	$8,683.2
Foreign	1,949.5	911.4	2,546.6	2,280.2

	$8,438.4	$3,945.9	$11,621.2	$10,963.4

	Net Property & Equipment
	Successor	Predecessor
	September 28, 2007	September 29, 2006
United States	$1,047.0	$1,059.4
Foreign	158.1	137.4

	$1,205.1	$1,196.8

NOTE 16. RELATED PARTY TRANSACTIONS:

In connection with the Transaction, the Company and its Parent Company paid the Sponsors and certain affiliates $27.0 million of transaction fees, $30.0 million for acquisition advisory services, approximately $105.2 million in underwriting discount, commitment, arranging and similar fees related to the senior secured credit agreement and the issuance of the $1.28 billion of 8.50% senior notes due 2015 and $500 million of senior floating rate notes due 2015, and approximately $1.1 million for the reimbursement of out-of-pocket expenses. These amounts have been included in the total purchase price of the Transaction, recorded as debt issue cost or expensed as incurred, as appropriate.

NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation (the “Company”) and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The prior period income statement presentation format has been modified to conform to the current period presentation. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. On January 26, 2007, in connection with the Transaction, the Company issued 8.50% senior notes due 2015 and senior floating rate notes due 2015 as described in Note 5. The senior notes are jointly and severally guaranteed on a senior unsecured basis by substantially all of the Company’s existing and future U.S. subsidiaries (excluding the receivables facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes (“Non-Guarantors”). The Guarantors also guarantee certain other unregistered debt.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 28, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$34.4	$28.5	$20.7	$—	$83.6
Receivables	4.3	214.3	690.1	—	908.7
Inventories, at lower of cost or market	18.0	442.7	67.0	—	527.7
Prepayments and other current assets	24.6	82.7	16.6	—	123.9

Total current assets	81.3	768.2	794.4	—	1,643.9

Property and Equipment, net	53.4	958.5	193.2	—	1,205.1
Goodwill	177.2	3,928.9	521.6	—	4,627.7
Investment in and Advances to Subsidiaries	6,819.8	188.4	277.7	(7,285.9)	—
Other Intangible Assets	89.0	1,994.1	292.5	—	2,375.6
Other Assets	141.6	334.7	235.9	(2.0)	710.2

	$7,362.3	$8,172.8	$2,315.3	$(7,287.9)	$10,562.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.1	$12.7	$36.6	$—	$51.4
Accounts payable	142.3	368.4	239.8	—	750.5
Accrued expenses and other liabilities	165.7	642.2	153.0	—	960.9

Total current liabilities	310.1	1,023.3	429.4	—	1,762.8

Long-Term Borrowings	5,211.9	37.9	589.3	—	5,839.1
Deferred Income Taxes and Other Noncurrent Liabilities	241.9	924.1	196.2	—	1,362.2
Intercompany Payable	—	5,995.0	953.7	(6,948.7)	—
Common Stock Subject to Repurchase	179.7	—	—	—	179.7
Shareholders’ Equity	1,418.7	192.5	146.7	(339.2)	1,418.7

	$7,362.3	$8,172.8	$2,315.3	$(7,287.9)	$10,562.5

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the period from January 27, 2007 through September 28, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$782.2	$5,503.8	$2,152.5	$—	$8,438.5

Costs and Expenses:
Cost of services provided	765.5	4,880.1	1,978.1	—	7,623.7
Depreciation and amortization	14.2	252.4	55.9	—	322.5
Selling and general corporate expenses	52.1	59.8	15.0	—	126.9
Other income	—	(21.2)	—	—	(21.2)
Interest and other financing costs	328.4	1.4	36.1	—	365.9
Expense allocations	(473.7)	444.0	29.7	—	—

	686.5	5,616.5	2,114.8	—	8,417.8

Income (Loss) before income taxes	95.7	(112.7)	37.7	—	20.7
Provision (Benefit) for Income Taxes	43.3	(50.9)	12.2	—	4.6
Equity in Net Loss of Subsidiaries	(36.3)	—	—	36.3	—

Net income (loss)	$16.1	$(61.8)	$25.5	$36.3	$16.1

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the period from September 30, 2006 through January 26, 2007 (Predecessor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$357.4	$2,608.5	$980.0	$—	$3,945.9

Costs and Expenses:
Cost of services provided	360.2	2,314.3	912.5	—	3,587.0
Depreciation and amortization	9.2	84.8	22.4	—	116.4
Selling and general corporate expenses	137.8	29.0	7.1	—	173.9
Interest and other financing costs	35.2	0.6	12.9	—	48.7
Expense allocations	(42.6)	34.6	8.0	—	—

	499.8	2,463.3	962.9	—	3,926.0

Income (Loss) before income taxes	(142.4)	145.2	17.1	—	19.9
Provision (Benefit) for Income Taxes	(55.4)	55.1	5.4	—	5.1
Equity in Net Income of Subsidiaries	101.8	—	—	(101.8)	—

Net income	$14.8	$90.1	$11.7	$(101.8)	$14.8

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the year ended September 29, 2006 (Predecessor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$1,122.2	$7,695.0	$2,804.0	$—	$11,621.2

Costs and Expenses:
Cost of services provided	1,066.2	6,879.2	2,592.0	—	10,537.4
Depreciation and amortization	17.2	257.5	64.6	—	339.3
Selling and general corporate expenses	70.4	88.1	20.4	—	178.9
Goodwill impairment	—	35.0	—	—	35.0
Interest and other financing	105.1	1.9	33.0	—	140.0
Expense allocations	(114.8)	100.7	14.1	—	—

	1,144.1	7,362.4	2,724.1	—	11,230.6

Income from continuing operations before income taxes	(21.9)	332.6	79.9	—	390.6

Provision (Benefit) for Income Taxes	(22.4)	123.5	28.1	—	129.2
Equity in Net Income of Subsidiaries	257.5	—	—	(257.5)	—

Income from continuing operations	258.0	209.1	51.8	(257.5)	261.4
Income from discontinued operations	3.1	—	—	—	3.1
Cumulative effect of change in accounting principle, net	—	(2.7)	(0.7)	—	(3.4)

Net income	$261.1	$206.4	$51.1	$(257.5)	$261.1

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the year ended September 30, 2005 (Predecessor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$1,127.1	$7,356.2	$2,480.1	$—	$10,963.4

Costs and Expenses
Cost of services provided	1,072.7	6,532.9	2,316.1	—	9,921.7
Depreciation and amortization	17.0	247.2	55.9	—	320.1
Selling and general corporate expenses	44.0	78.1	19.2	—	141.3
Interest and other financing costs	99.8	0.3	26.9	—	127.0
Expense allocations	(146.4)	135.0	11.4	—	—

	1,087.1	6,993.5	2,429.5	—	10,510.1

Income before income taxes	40.0	362.7	50.6	—	453.3
Provision for Income Taxes	13.7	133.7	17.3	—	164.7
Equity in Net Income of Subsidiaries	262.3	—	—	(262.3)	—

Net income	$288.6	$229.0	$33.3	$(262.3)	$288.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the period from January 27, 2007 through September 28, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$799.5	$(356.4)	$(226.7)	$344.0	$560.4
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(9.8)	(186.0)	(53.1)	—	(248.9)
Disposals of property and equipment	1.5	9.9	1.7	—	13.1
Proceeds from sale of investment	—	286.0	—	—	286.0
Acquisitions of businesses, net of cash acquired	—	(36.3)	(23.9)	—	(60.2)
Acquisition of ARAMARK Corporation	(6,100.7)	—	—	—	(6,100.7)
Other investing activities	36.5	(31.9)	(1.7)	2.2	5.1

Net cash provided by (used in) investing activities	(6,072.5)	41.7	(77.0)	2.2	(6,105.6)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	5,371.7	—	547.1	—	5,918.8
Payment of long-term borrowings	(1,681.2)	(11.8)	(438.5)	—	(2,131.5)
Capital contributions	1,844.1	—	—	—	1,844.1
Repurchase of stock	(0.8)	—	—	—	(0.8)
Other financing activities	(137.1)	—	(1.3)	—	(138.4)
Change in intercompany, net	(166.7)	323.8	189.1	(346.2)	—

Net cash provided by financing activities	5,230.0	312.0	296.4	(346.2)	5,492.2

Decrease in cash and cash equivalents	(43.0)	(2.7)	(7.3)	—	(53.0)
Cash and cash equivalents, beginning of period	77.4	31.2	28.0	—	136.6

Cash and cash equivalents, end of period	$34.4	$28.5	$20.7	$—	$83.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the period from September 30, 2006 through January 26, 2007 (Predecessor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(624.5)	$366.9	$183.2	$(1.9)	$(76.3)
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(4.0)	(64.6)	(12.9)	—	(81.5)
Disposals of property and equipment	0.5	16.9	2.6	—	20.0
Acquisitions of businesses, net of cash acquired	—	(80.0)	(1.7)	—	(81.7)
Other investing activities	(18.7)	27.8	(3.6)	(2.2)	3.3

Net cash used in investing activities	(22.2)	(99.9)	(15.6)	(2.2)	(139.9)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	260.0	—	157.0	—	417.0
Payment of long-term borrowings	(126.6)	(4.4)	—	—	(131.0)
Proceeds from issuance of common stock	9.7	—	—	—	9.7
Payment of dividends	(12.6)	—	—	—	(12.6)
Other financing activities	22.0	—	—	—	22.0
Change in intercompany, net	567.8	(251.5)	(320.4)	4.1	—

Net cash provided by (used in) financing activities	720.3	(255.9)	(163.4)	4.1	305.1

Increase in cash and cash equivalents	73.6	11.1	4.2	—	88.9
Cash and cash equivalents, beginning of period	3.8	20.1	23.8	—	47.7

Cash and cash equivalents, end of period	$77.4	$31.2	$28.0	$—	$136.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended September 29, 2006 (Predecessor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$48.5	$451.4	$92.4	$(6.5)	$585.8
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(15.9)	(247.0)	(56.9)	—	(319.8)
Disposals of property and equipment	2.8	43.0	3.3	—	49.1
Acquisitions of businesses, net of cash acquired	—	(95.0)	(44.3)	—	(139.3)
Other investing activities	(68.1)	34.8	11.6	35.2	13.5

Net cash used in investing activities	(81.2)	(264.2)	(86.3)	35.2	(396.5)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	310.0	—	13.6	—	323.6
Payment of long-term borrowings	(303.0)	(11.9)	(89.5)	—	(404.4)
Proceeds from issuance of common stock	45.3	—	—	—	45.3
Repurchase of stock	(113.5)	—	—	—	(113.5)
Payment of dividends	(50.5)	—	—	—	(50.5)
Other financing activities	1.8	—	—	—	1.8
Change in intercompany, net	135.6	(174.8)	67.9	(28.7)	—

Net cash provided by (used in) financing activities	25.7	(186.7)	(8.0)	(28.7)	(197.7)

Increase (Decrease) in cash and cash equivalents	(7.0)	0.5	(1.9)	—	(8.4)
Cash and cash equivalents, beginning of period	10.8	19.6	25.7	—	56.1

Cash and cash equivalents, end of period	$3.8	$20.1	$23.8	$—	$47.7

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended September 30, 2005 (Predecessor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$38.7	$485.2	$80.8	$7.1	$611.8
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(15.6)	(236.2)	(63.8)	—	(315.6)
Disposals of property and equipment	3.6	12.8	5.2	—	21.6
Proceeds from sales and divestitures	—	11.5	—	—	11.5
Acquisitions of businesses, net of cash acquired	—	(57.6)	(62.7)	—	(120.3)
Other investing activities	(3.2)	240.4	(87.6)	(112.7)	36.9

Net cash used in investing activities	(15.2)	(29.1)	(208.9)	(112.7)	(365.9)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	250.0	—	111.4	—	361.4
Payment of long-term borrowings	(358.1)	(9.7)	(25.8)	—	(393.6)
Proceeds from issuance of common stock	35.7	—	—	—	35.7
Repurchase of stock	(187.6)	—	—	—	(187.6)
Payment of dividends	(40.3)	—	—	—	(40.3)
Other financing activities	(10.7)	—	—	—	(10.7)
Change in intercompany, net	294.4	(446.3)	46.3	105.6	—

Net cash provided by (used in) financing activities	(16.6)	(456.0)	131.9	105.6	(235.1)

Increase in cash and cash equivalents	6.9	0.1	3.8	—	10.8
Cash and cash equivalents, beginning of period	3.9	19.5	21.9	—	45.3

Cash and cash equivalents, end of period	$10.8	$19.6	$25.7	$—	$56.1

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Period from January 27, 2007 through September 28, 2007 (Successor), the Period from September 30, 2006 through January 26, 2007 (Predecessor) and for the Fiscal Years Ended September 29, 2006 and September 30, 2005 (Predecessor)

		Additions		Reductions
	Balance, Beginning of Period	Acquisition of Businesses	Charged to Income	Divestiture of Businesses	Deductions from Reserves(1)	Balance, End of Period
	(in thousands)
Description
For the Period from January 27, 2007 through September 28, 2007 (Successor)
Reserve for doubtful accounts, advances & current notes receivable	$40,899	$94	$11,683	$—	$12,654	$40,022

For the Period from September 30, 2006 through January 26, 2007 (Predecessor)
Reserve for doubtful accounts, advances & current notes receivable	$37,222	$138	$7,562	$—	$4,023	$40,899

Fiscal Year 2006 (Predecessor)
Reserve for doubtful accounts, advances & current notes receivable	$42,645	$180	$14,788	$—	$20,391	$37,222

Fiscal Year 2005 (Predecessor)
Reserve for doubtful accounts, advances & current notes receivable	$32,845	$862	$20,303	$—	$11,365	$42,645

(1)	Allowances granted and amounts determined not to be collectible.

EXHIBIT INDEX

Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

2.1	Agreement and Plan of Merger dated as of August 8, 2006 between ARAMARK Corporation, RMK Acquisition Corporation and RMK Finance LLC (incorporated by reference to exhibit 2.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on August 8, 2006, pursuant to the Exchange Act (file number 001-16807)).

2.2	Certificate of Ownership and Merger (merging ARAMARK Corporation into ARAMARK Services, Inc.) (incorporated by reference to Exhibit 99.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.1	Form of Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

4.2	Indenture, dated as of January 26, 2007, among the Company, RMK Acquisition Corporation, the Guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.3	Registration Rights Agreement, dated as of January 26, 2007, among RMK Acquisition Corporation, the Company, the Guarantors party thereto, and JP Morgan Securities, Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.4	Supplemental Indenture, dated as of March 30, 2007, to the Indenture dated as of January 26, 2007 among ARAMARK Corporation, the Guarantors listed on the signature page thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 8, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.2	Amendment, effective as of January 26, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.3	Amendment, effective as of November 15, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.4	Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.5	Agreement Relating to Employment and Post-Employment Competition dated November 26, 2001 between ARAMARK Corporation and John M. Lafferty (incorporated by reference to exhibit 10.13 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.6	Agreement Relating to Employment and Post-Employment Competition dated November 12, 2003 between ARAMARK Corporation and Christopher Holland (incorporated by reference to exhibit 10.14 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.7	Letter Agreement dated June 3, 2006 between ARAMARK Corporation and John R. Donovan, Jr. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 13, 2006, pursuant to the Exchange Act (File No. 001-16807)).**

10.8	Form of Indemnification Agreement and attached schedule (incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.9	ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.10	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.11	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.12	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.13	Form of Restricted Stock Award Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.7 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.14	Schedule 1 to Non Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762).**

10.15	Amended and Restated ARAMARK 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (File No. 001-16807)).**

10.16	ARAMARK Savings Incentive Retirement Plan (A Successor Plan to the “ARAMARK 2005 Stock Unit Retirement Plan”) (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 9, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.17	Amended and Restated Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.4 the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762).**

10.18	ARAMARK 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89120)).**

10.19	Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762).**

10.20	Senior Executive Annual Performance Bonus Arrangement (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed with the SEC on December 23, 2003, pursuant to the Exchange Act (file number 001-16807)).**

10.21	Senior Executive Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.22	Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762).**

10.23	Credit Agreement, dated as of January 26, 2007, among the financial institutions parties thereto, as the lenders, Citibank, N.A., as Administrative Agent and Collateral Agent, and RMK Acquisition Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co. KG and ARAMARK GmbH, as borrowers, and the guarantors from time to time party thereto, and Goldman Sachs Credit Partners L.P. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Joint Bookrunners and Co-Syndication Agents, and Barclays Bank PLC and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.24	U.S. Pledge and Security Agreement, dated as of January 26, 2007, among ARAMARK Intermediate Holdco Corporation, RMK Acquisition Corporation, the Company, the Subsidiary Parties from time to time party thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.25	Amendment No. 1, dated as of March 28, 2007 to the Credit Agreement, dated as of January 26, 2007, among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & CO. KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Subsidiary Guarantors (as defined therein), the Lenders (as defined therein), Citibank, N.A., as administrative agent and collateral agent for the Lenders and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporations Current Report on Form 8-K filed with the SEC on April 2, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.26	Assumption Agreement, dated as of March 30, 2007, relating to the Credit Agreement dated as of January 26, 2007 among ARAMARK Corporation, the other Borrowers and Loan Guarantors party thereto, the Lenders party thereto, Citibank, N.A., as administrative agent and collateral agent for the Lenders, and the other parties thereto from time to time (incorporated by reference to Exhibit 99.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.27	Master Distribution Agreement effective as of November 25, 2006, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2007, pursuant to the Exchange Act (File No. 001-16807)).†

10.28	Purchase Agreement between The ServiceMaster Company and ARAMARK Corporation, dated as of October 3, 2001, (incorporated by reference to Exhibit 10.11 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.29	Stock Purchase Agreement dated March 3, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.30	First Amendment to Stock Purchase Agreement dated March 14, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.31	Second Amendment to Stock Purchase Agreement, dated May 9, 2003, among Knowledge Schools, Inc., Knowledge Learning Corporation formerly known as Children’s Discovery Centers of America, Inc., ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).

12	Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of ARAMARK Corporation.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Power of Attorney (included on the signature page hereto).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Reconciliation of non-GAAP financial measures.*

99.2	Audited Financial Statements of AIM Services Co., Ltd.*

†	Portions omitted pursuant to a request for confidential treatment.
*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.