Form 10-K/A
period 2007-09-28
ARAMARK CORP
filed 2008-02-05
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended September 28, 2007 as filed with the Securities and Exchange Commission on December 27, 2007 (the “Original Filing”). We are filing this Amendment No. 1 to replace Exhibit 99.2, Audited Financial Statements of AIM Services Co., Ltd., included with the Original Filing with the revised Exhibit 99.2, Audited Financial Statements of AIM Services Co., Ltd. (the “Revised AIM Financial Statements”), included with this Form 10-K/A. The Revised AIM Financial Statements include additional information in Note 12, Reconciliation to U.S. GAAP, covering AIM Services Co., Ltd.’s fiscal year ended March 31, 2006.

Except for Exhibit 99.2 and the updated certifications, this Form 10-K/A continues to speak as of December 27, 2007, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since December 27, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits Required by Item 601 of Regulation S-K

See the Exhibit Index, which is incorporated herein by reference and includes a revised Exhibit 99.2 as discussed in the Explanatory Note to this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on February 5, 2008.

ARAMARK CORPORATION

By:	/s/ JOSEPH NEUBAUER
Name:	Joseph Neubauer
Title:	Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ JOSEPH NEUBAUER Joseph Neubauer	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2008

/s/ L. FREDERICK SUTHERLAND L. Frederick Sutherland	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	February 5, 2008

/s/ JOHN M. LAFFERTY John M. Lafferty	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2008

/s/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Senior Vice President, Treasurer and Director	February 5, 2008

EXHIBIT INDEX

Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

2.1	Agreement and Plan of Merger dated as of August 8, 2006 between ARAMARK Corporation, RMK Acquisition Corporation and RMK Finance LLC (incorporated by reference to exhibit 2.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on August 8, 2006, pursuant to the Exchange Act (file number 001-16807)).

2.2	Certificate of Ownership and Merger (merging ARAMARK Corporation into ARAMARK Services, Inc.) (incorporated by reference to Exhibit 99.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.1	Form of Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

4.2	Indenture, dated as of January 26, 2007, among the Company, RMK Acquisition Corporation, the Guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.3	Registration Rights Agreement, dated as of January 26, 2007, among RMK Acquisition Corporation, the Company, the Guarantors party thereto, and JP Morgan Securities, Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.4	Supplemental Indenture, dated as of March 30, 2007, to the Indenture dated as of January 26, 2007 among ARAMARK Corporation, the Guarantors listed on the signature page thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 8, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.2	Amendment, effective as of January 26, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.3	Amendment, effective as of November 15, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.4	Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.5	Agreement Relating to Employment and Post-Employment Competition dated November 26, 2001 between ARAMARK Corporation and John M. Lafferty (incorporated by reference to exhibit 10.13 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.6	Agreement Relating to Employment and Post-Employment Competition dated November 12, 2003 between ARAMARK Corporation and Christopher Holland (incorporated by reference to exhibit 10.14 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.7	Letter Agreement dated June 3, 2006 between ARAMARK Corporation and John R. Donovan, Jr. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 13, 2006, pursuant to the Exchange Act (File No. 001-16807)).**

10.8	Form of Indemnification Agreement and attached schedule (incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.9	ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.10	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.11	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.12	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.13	Form of Restricted Stock Award Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.7 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.14	Schedule 1 to Non Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762).**

10.15	Amended and Restated ARAMARK 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (File No. 001-16807)). **

10.16	ARAMARK Savings Incentive Retirement Plan (A Successor Plan to the “ARAMARK 2005 Stock Unit Retirement Plan”) (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 9, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.17	Amended and Restated Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.4 the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762).**

10.18	ARAMARK 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89120)).**

10.19	Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762).**

10.20	Senior Executive Annual Performance Bonus Arrangement (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed with the SEC on December 23, 2003, pursuant to the Exchange Act (file number 001-16807)).**

10.21	Senior Executive Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.22	Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762).**

10.23	Credit Agreement, dated as of January 26, 2007, among the financial institutions parties thereto, as the lenders, Citibank, N.A., as Administrative Agent and Collateral Agent, and RMK Acquisition Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co. KG and ARAMARK GmbH, as borrowers, and the guarantors from time to time party thereto, and Goldman Sachs Credit Partners L.P. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Joint Bookrunners and Co-Syndication Agents, and Barclays Bank PLC and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.24	U.S. Pledge and Security Agreement, dated as of January 26, 2007, among ARAMARK Intermediate Holdco Corporation, RMK Acquisition Corporation, the Company, the Subsidiary Parties from time to time party thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.25	Amendment No. 1, dated as of March 28, 2007 to the Credit Agreement, dated as of January 26, 2007, among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & CO. KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Subsidiary Guarantors (as defined therein), the Lenders (as defined therein), Citibank, N.A., as administrative agent and collateral agent for the Lenders and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporations Current Report on Form 8-K filed with the SEC on April 2, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.26	Assumption Agreement, dated as of March 30, 2007, relating to the Credit Agreement dated as of January 26, 2007 among ARAMARK Corporation, the other Borrowers and Loan Guarantors party thereto, the Lenders party thereto, Citibank, N.A., as administrative agent and collateral agent for the Lenders, and the other parties thereto from time to time (incorporated by reference to Exhibit 99.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.27	Master Distribution Agreement effective as of November 25, 2006, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2007, pursuant to the Exchange Act (File No. 001-16807)). †

10.28	Purchase Agreement between The ServiceMaster Company and ARAMARK Corporation, dated as of October 3, 2001, (incorporated by reference to Exhibit 10.11 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.29	Stock Purchase Agreement dated March 3, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.30	First Amendment to Stock Purchase Agreement dated March 14, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.31	Second Amendment to Stock Purchase Agreement, dated May 9, 2003, among Knowledge Schools, Inc., Knowledge Learning Corporation formerly known as Children’s Discovery Centers of America, Inc., ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).

12	Ratio of Earnings to Fixed Charges.***

21	List of subsidiaries of ARAMARK Corporation.***

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.***

23.2	Consent of Independent Auditors—Deloitte Touche Tohmatsu.*

24	Power of Attorney (included on the signature page hereto).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Reconciliation of non-GAAP financial measures.***

99.2	Audited Financial Statements of AIM Services Co., Ltd. (revised)*

†	Portions omitted pursuant to a request for confidential treatment.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

***	Filed with ARAMARK Corporation’s original Annual Report on Form 10-K for the fiscal year ended September 28, 2007 as filed with the Securities and Exchange Commission on December 27, 2007.