Form 10-Q
period 2007-12-28
ARAMARK CORP
filed 2008-02-06
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-04762

ARAMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2051630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

ARAMARK Tower
1101 Market Street
Philadelphia, Pennsylvania	19107
(Address of principal executive offices)	(Zip Code)

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

Common stock outstanding at January 25, 2008: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	Successor
	December 28, 2007	September 28, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$77,965	$83,638
Receivables	942,183	908,742
Inventories, at lower of cost or market	525,295	527,730
Prepayments and other current assets	119,782	123,791

Total current assets	1,665,225	1,643,901

Property and Equipment, net	1,180,410	1,205,121
Goodwill	4,572,244	4,627,751
Other Intangible Assets	2,327,527	2,375,571
Other Assets	740,809	710,164

	$10,486,215	$10,562,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$63,121	$51,443
Accounts payable	664,775	750,460
Accrued expenses and other current liabilities	872,265	960,885

Total current liabilities	1,600,161	1,762,788

Long-Term Borrowings	5,934,256	5,839,123
Deferred Income Taxes and Other Noncurrent Liabilities	1,351,232	1,362,248
Common Stock Subject to Repurchase	199,639	179,677
Shareholders’ Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,426,583	1,435,769
Earnings retained for use in the business	42,142	16,059
Accumulated other comprehensive loss	(67,798)	(33,156)

Total shareholders’ equity	1,400,927	1,418,672

	$10,486,215	$10,562,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands)

	Successor	Predecessor
	Three Months Ended December 28, 2007	Three Months Ended December 29, 2006
Sales	$3,350,620	$3,110,546

Costs and Expenses:
Cost of services provided	3,015,337	2,804,467
Depreciation and amortization	122,984	87,579
Selling and general corporate expenses	46,766	46,183

	3,185,087	2,938,229

Operating income	165,533	172,317
Interest and Other Financing Costs, net	128,996	35,911

Income before income taxes	36,537	136,406
Provision for Income Taxes	10,454	48,675

Net income	$26,083	$87,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Successor	Predecessor
	Three Months Ended December 28, 2007	Three Months Ended December 29, 2006
Cash flows from operating activities:
Net income	$26,083	$87,731
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	122,984	87,579
Income taxes deferred	(5,081)	233
Share-based compensation expense	9,033	5,144
Changes in noncash working capital	(208,312)	(234,646)
Net proceeds from sale of receivables	17,000	200
Other operating activities	6,437	(9,618)

Net cash used in operating activities	(31,856)	(63,377)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(69,941)	(63,995)
Disposals of property and equipment	2,703	3,804
Acquisition of certain businesses, net of cash acquired	(9,737)	(81,706)
Other investing activities	(5,914)	3,044

Net cash used in investing activities	(82,889)	(138,853)

Cash flows from financing activities:
Proceeds from long-term borrowings	110,835	329,238
Payment of long-term borrowings	(4,423)	(131,088)
Proceeds from issuance of common stock	—	8,404
Capital contributions	1,994	—
Repurchase of stock	(269)	—
Payment of dividends	—	(12,624)
Other financing activities	935	2,342

Net cash provided by financing activities	109,072	196,272

Decrease in cash and cash equivalents	(5,673)	(5,958)
Cash and cash equivalents, beginning of period	83,638	47,679

Cash and cash equivalents, end of period	$77,965	$41,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

ARAMARK Corporation (the “Company” or “ARAMARK”) was acquired on January 26, 2007 through a merger transaction with RMK Acquisition Corporation, a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”), Joseph Neubauer, Chairman and Chief Executive Officer of ARAMARK, and certain other members of the Company’s management. The acquisition was accomplished through the merger of RMK Acquisition Corporation with and into ARAMARK Corporation with ARAMARK Corporation being the surviving company (the “Transaction”).

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 205.4 million issued and approximately 205.3 million outstanding as of December 28, 2007.

Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying condensed consolidated statements of income and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. As a result of the Transaction and the related purchase accounting described in Note 2, the Predecessor and Successor financial statements are not comparable. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods.

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

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which, other than the effects of the Transaction, include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.

Certain prior period balances have been reclassified to conform to the current year presentation. The effect was not material.

(2)	ACQUISITION OF ARAMARK CORPORATION:

As discussed in Note 1, the Transaction was completed on January 26, 2007 and was financed by a combination of borrowings under a new senior secured credit agreement, the issuance of 8.50% senior notes due 2015 and senior floating rate notes due 2015, and equity investments of the Sponsors and certain members of ARAMARK’s management. See Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 for a description of the Company’s indebtedness.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)
Purchase consideration, including carryover basis of $146 million	$6,168
Direct acquisition costs	71
Deemed dividend adjustment	(408)

$5,831

Net current assets	$299
Property and equipment	1,164
Customer relationship assets	1,701
Tradename	764
Other assets	789
Goodwill	4,506
Debt assumed	(2,036)
Noncurrent liabilities and deferred taxes	(1,356)

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

Pro Forma Financial Information

The following unaudited pro forma results of operations (in thousands) assume that the Transaction occurred at the beginning of the fiscal period, adjusted for the impact of certain acquisition related items, such as: additional amortization of identified intangible assets, increased interest expense on acquisition debt, exclusion of Transaction-related charges and the related income tax effects. This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Transaction had actually occurred at the beginning of the fiscal period, nor of the results that may be reported in the future.

Three Months Ended December 29, 2006
Sales	$3,110,546
Operating income	144,127
Interest and other financing costs, net	134,292
Net income	10,017

Transaction-Related Costs

During the Predecessor three months ended December 29, 2006, the Company recorded costs of approximately $2.6 million related to the Transaction, which are included in “Selling and general corporate expenses” in the Condensed Consolidated Statement of Income.

(3)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of approximately $34.0 million and $47.5 million and income tax payments of approximately $29.4 million and $37.7 million during the Successor three months ended December 28, 2007 and the Predecessor three months ended December 29, 2006, respectively. Pension expense related to defined benefit plans for the Successor three months ended December 28, 2007 was approximately $1.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	COMPREHENSIVE INCOME (LOSS):

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) for the Successor period, changes in minimum pension liability (net of tax) for the Predecessor period and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income (loss) was approximately ($8.6) million and $88.4 million for the Successor three months ended December 28, 2007 and the Predecessor three months ended December 29, 2006, respectively. As of December 28, 2007 and September 28, 2007, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately $2.2 million and $2.1 million, respectively, foreign currency translation adjustment (net of tax) of approximately $4.9 million and ($2.1) million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($74.8) million and ($33.2) million, respectively.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Changes in total goodwill during the three months ended December 28, 2007 follow (in thousands):

Segment	September 28, 2007	Adjustments to Purchase Price Allocation of the Transaction	Acquisitions	Translation	December 28, 2007
Food and Support Services – Domestic	$3,634,109	$(61,324)	$—	$919	$3,573,704
Food and Support Services – International	368,652	—	—	1,226	369,878
Uniform and Career Apparel	624,990	3,672	—	—	628,662

	$4,627,751	$(57,652)	$—	$2,145	$4,572,244

During the three months ended December 28, 2007, the change in goodwill resulted principally from adjustments to the allocation of the Transaction purchase price (see Note 2). The reallocation resulted principally from revised fair value estimates and income tax effects. These amounts may be further revised upon final determination of the purchase price allocation.

Other intangible assets consist of (in thousands):

	Successor
	December 28, 2007			September 28, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,726,205	$(162,836)	$1,563,369	$1,729,093	$(118,041)	$1,611,052
Tradename	764,158	—	764,158	764,519	—	764,519

	$2,490,363	$(162,836)	$2,327,527	$2,493,612	$(118,041)	$2,375,571

Acquisition-related intangible assets consist of customer relationship assets and the ARAMARK tradename. Customer relationship assets are amortizable and are being amortized on a straight-line basis over the expected period of benefit, 2 to 15 years, with a weighted average life of about 11 years. The ARAMARK tradename is an indefinite lived intangible asset and is not amortizable.

Amortization of intangible assets for the Successor three months ended December 28, 2007 and the Predecessor three months ended December 29, 2006 was approximately $44.8 million and $13.6 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments, such as interest rate swaps, forward exchange contract agreements and natural gas and gasoline swap agreements, are used to manage changes in market conditions related to debt obligations, foreign currency exposures and exposure to fluctuating natural gas and gasoline prices. All derivatives are recognized on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s derivative agreements are all major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

Successor

The Company entered into $3.28 billion, £75 million and ¥5.0 billion of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the three months ended December 28, 2007, a charge of approximately $41.0 million, net of tax, related to these interest rate swaps was recorded in other comprehensive loss. As of December 28, 2007, approximately $71.1 million of unrealized losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive loss.” There was no hedge ineffectiveness for these cash flow hedging instruments during the three months ended December 28, 2007.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement, which is designated as a cash flow hedging instrument, fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the cross currency swap agreement are included in interest expense. During the three months ended December 28, 2007, approximately $2.3 million of unrealized loss, net of tax, related to the swap was added to “Accumulated other comprehensive loss” and approximately $1.6 million was reclassified to offset net translation gains on the foreign currency denominated debt. As of December 28, 2007, an unrealized loss of approximately $3.7 million, net of tax, related to the cross currency swap was included in “Accumulated other comprehensive loss.” At December 28, 2007, the fair value of the cross currency swap is approximately $36.5 million, which is included in “Other Noncurrent Liabilities” in the Condensed Consolidated Balance Sheet. The hedge ineffectiveness for this cash flow hedging instrument during the three months ended December 28, 2007 was immaterial.

Predecessor

The Company had $300 million and £93 million of interest rate swap agreements, which were designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings, and $100 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the three months ended December 29, 2006, a charge of approximately $2.3 million (net of tax) related to interest rate swaps was recorded in comprehensive income. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. The hedge ineffectiveness for cash flow and fair value hedging instruments for the three months ended December 29, 2006 was not material. Both of the cash flows swaps and the fair value hedge were terminated in January 2007.

(7)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of December 28, 2007 was $199.6 million, which is based on approximately 14.8 million shares of common stock of the Parent Company valued at $13.45 per share.

(8)	SHARE-BASED COMPENSATION:

During the Successor three months ended December 28, 2007 and the Predecessor three months ended December 29, 2006, share-based compensation expense was approximately $9.0 million, before taxes of $3.5 million, and approximately $5.1 million, before taxes of $1.9 million, respectively.

(9)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $257.3 million and $289.0 million at December 28, 2007 and September 28, 2007, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At December 28, 2007 and September 28, 2007, approximately $250.0 million and $234.6 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The loss on the sale of receivables was approximately $3.8 million and $3.1 million for the Successor three months ended December 28, 2007 and the Predecessor three months ended December 29, 2006, respectively, and is included in “Interest and Other Financing Costs, net.”

(10)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is the 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company. Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

Three Months Ended December 28, 2007
Sales	$330,008
Gross profit	41,560
Net income	7,256

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization of allocated purchase consideration (see Note 2), was $3.1 million for the Successor three months ended December 28, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	BUSINESS SEGMENTS:

Sales and operating income by reportable segment follow (in thousands):

	Successor	Predecessor
Sales	Three Months Ended December 28, 2007	Three Months Ended December 29, 2006
Food and Support Services—Domestic	$2,245,360	$2,128,389
Food and Support Services—International	658,288	550,848
Uniform and Career Apparel	446,972	431,309

	$3,350,620	$3,110,546

	Successor	Predecessor
Operating Income	Three Months Ended December 28, 2007	Three Months Ended December 29, 2006
Food and Support Services—Domestic	$121,848	$124,746
Food and Support Services—International	24,948	21,651
Uniform and Career Apparel	34,851	43,289

	181,647	189,686
Corporate	(16,114)	(17,369)

Operating Income	165,533	172,317
Interest, net	(128,996)	(35,911)

Income Before Income Taxes	$36,537	$136,406

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

Depreciation and amortization increased significantly in the Successor period compared to the Predecessor periods as a result of the Transaction accounting, which resulted in the allocation of approximately $1.7 billion of purchase consideration to amortizable customer relationship intangible assets. The approximate increase in amortization for the Successor three months ended December 28, 2007 by segment follows (in thousands):

Successor
Three Months Ended December 28, 2007
Food and Support Services—Domestic	$23,249
Food and Support Services—International	1,613
Uniform and Career Apparel	6,153

$31,015

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the Predecessor three months ended December 29, 2006, the Company recorded as Corporate expense costs of approximately $2.6 million related to the Transaction.

(12)	NEW ACCOUNTING PRONOUNCEMENTS:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations,” which will significantly change the accounting for business combinations. SFAS No. 141R is effective for ARAMARK for business combinations finalized beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for ARAMARK beginning in fiscal 2010.

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

The Company is currently evaluating each of these Statements.

(13)	ACQUISITIONS:

During the Successor three months ended December 28, 2007, the Company acquired a food and facility services company in India for approximately $7 million in cash. The Company’s pro forma results of operations for the Successor three months ended December 28, 2007 and the Predecessor three months ended December 29, 2006 would not have been materially different than reported, assuming that the acquisition had occurred at the beginning of the respective fiscal periods.

During the Predecessor three months ended December 29, 2006, the Company acquired Overall Laundry Services, Inc., a regional uniform rental company, for approximately $84 million. The Company’s pro forma results of operations for the Predecessor three months ended December 29, 2006 would not have been materially different than reported, assuming that the acquisition had occurred at the beginning of the fiscal period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $71.2 million at December 28, 2007 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for these arrangements at December 28, 2007.

From time to time, the Company is a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees and third parties, including under federal and state employment laws, wage and hour laws, human health and safety laws and customs, import and export control laws, environmental laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

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

(15)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain administrative costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to all of the subsidiaries of the Company based on management’s estimates. On January 26, 2007, in connection with the Transaction, the Company issued 8.50% senior notes due 2015 and senior floating rate notes due 2015. The senior notes are jointly and severally guaranteed on a senior unsecured basis by substantially all of the Company’s existing and future domestic subsidiaries (excluding the receivables facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes (“Non-Guarantors”). The Guarantors also guarantee certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 28, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$7.7	$32.9	$37.4	$—	$78.0
Receivables	8.3	223.1	710.7	—	942.1
Inventories, at lower of cost or market	18.1	436.2	71.0	—	525.3
Prepayments and other current assets	30.7	71.4	17.7	—	119.8

Total current assets	64.8	763.6	836.8	—	1,665.2

Property and Equipment, net	51.2	932.0	197.3	—	1,180.5
Goodwill	177.2	3,871.3	523.7	—	4,572.2
Investment in and Advances to Subsidiaries	7,087.0	204.0	283.7	(7,574.7)	—
Other Intangible Assets	86.7	1,952.4	288.4	—	2,327.5
Other Assets	138.8	347.3	256.7	(2.0)	740.8

	$7,605.7	$8,070.6	$2,386.6	$(7,576.7)	$10,486.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.2	$12.5	$48.4	$—	$63.1
Accounts payable	122.3	266.1	276.4	—	664.8
Accrued expenses and other liabilities	219.6	493.5	159.2	—	872.3

Total current liabilities	344.1	772.1	484.0	—	1,600.2

Long-Term Borrowings	5,289.1	38.4	606.8	—	5,934.3
Deferred Income Taxes and Other Noncurrent Liabilities	372.0	777.9	201.3	—	1,351.2
Intercompany Payable	—	6,261.0	918.0	(7,179.0)	—
Common Stock Subject to Repurchase	199.6	—	—	—	199.6
Shareholders’ Equity	1,400.9	221.2	176.5	(397.7)	1,400.9

	$7,605.7	$8,070.6	$2,386.6	$(7,576.7)	$10,486.2

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended December 28, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$291.6	$2,141.1	$917.9	$—	$3,350.6

Costs and Expenses:
Cost of services provided	287.2	1,883.7	844.5	—	3,015.4
Depreciation and amortization	7.2	93.5	22.3	—	123.0
Selling and general corporate expenses	17.7	22.9	6.2	—	46.8
Interest and other financing costs	111.4	0.6	16.9	—	128.9
Expense allocation	(134.7)	128.1	6.6	—	—

	288.8	2,128.8	896.5	—	3,314.1

Income before income taxes	2.8	12.3	21.4	—	36.5
Provision for Income Taxes	0.1	4.6	5.7	—	10.4
Equity in Net Income of Subsidiaries	23.4	—	—	(23.4)	—

Net income	$26.1	$7.7	$15.7	$(23.4)	$26.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended December 29, 2006 (Predecessor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$279.8	$2,069.0	$761.8	$—	$3,110.6

Costs and Expenses:
Cost of services provided	279.1	1,820.0	705.4	—	2,804.5
Depreciation and amortization	7.0	63.8	16.8	—	87.6
Selling and general corporate expenses	18.9	21.9	5.4	—	46.2
Interest and other financing costs	26.0	0.4	9.5	—	35.9
Expense allocation	(34.1)	29.2	4.9	—	—

	296.9	1,935.3	742.0	—	2,974.2

Income (Loss) before income taxes	(17.1)	133.7	19.8	—	136.4
Provision (Benefit) for Income Taxes	(8.6)	48.0	9.3	—	48.7
Equity in Net Income of Subsidiaries	96.2	—	—	(96.2)	—

Net income	$87.7	$85.7	$10.5	$(96.2)	$87.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 28, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$54.7	$(150.6)	$50.7	$13.3	$(31.9)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(4.2)	(46.6)	(19.2)	—	(70.0)
Disposals of property and equipment	—	1.8	0.9	—	2.7
Acquisitions of businesses, net of cash acquired	—	(1.4)	(8.3)	—	(9.7)
Other investing activities	0.3	(4.2)	(1.9)	—	(5.8)

Net cash used in investing activities	(3.9)	(50.4)	(28.5)	—	(82.8)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	76.2	—	34.6	—	110.8
Payment of long-term borrowings	(0.5)	0.3	(4.2)	—	(4.4)
Capital contributions	2.0	—	—	—	2.0
Repurchase of stock	(0.3)	—	—	—	(0.3)
Other financing activities	1.0	—	—	—	1.0
Change in intercompany, net	(155.9)	205.1	(35.9)	(13.3)	—

Net cash provided by (used in) financing activities	(77.5)	205.4	(5.5)	(13.3)	109.1

Increase (Decrease) in cash and cash equivalents	(26.7)	4.4	16.7	—	(5.6)
Cash and cash equivalents, beginning of period	34.4	28.5	20.7	—	83.6

Cash and cash equivalents, end of period	$7.7	$32.9	$37.4	$—	$78.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 29, 2006 (Predecessor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2.7	$(106.6)	$45.8	$(5.3)	$(63.4)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(3.9)	(50.9)	(9.2)	—	(64.0)
Disposals of property and equipment	0.4	2.1	1.3	—	3.8
Acquisitions of businesses, net of cash acquired	—	(80.0)	(1.7)	—	(81.7)
Other investing activities	0.7	(15.5)	(7.3)	25.1	3.0

Net cash used in investing activities	(2.8)	(144.3)	(16.9)	25.1	(138.9)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	180.2	—	149.0	—	329.2
Payment of long-term borrowings	(125.7)	(3.3)	(2.1)	—	(131.1)
Proceeds from issuance of common stock	8.4	—	—	—	8.4
Payment of dividends	(12.6)	—	—	—	(12.6)
Other financing activities	2.4	—	—	—	2.4
Change in intercompany, net	(52.5)	248.5	(176.2)	(19.8)	—

Net cash provided by (used in) financing activities	0.2	245.2	(29.3)	(19.8)	196.3

Increase (Decrease) in cash and cash equivalents	0.1	(5.7)	(0.4)	—	(6.0)
Cash and cash equivalents, beginning of period	3.8	20.1	23.8	—	47.7

Cash and cash equivalents, end of period	$3.9	$14.4	$23.4	$—	$41.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three months ended December 28, 2007 and December 29, 2006 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

ARAMARK Corporation (the “Company” or “ARAMARK”) was acquired on January 26, 2007 through a merger transaction with RMK Acquisition Corporation, a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”), Joseph Neubauer, Chairman and Chief Executive Officer of ARAMARK, and certain other members of the Company’s management. The acquisition was accomplished through the merger of RMK Acquisition Corporation with and into ARAMARK Corporation with ARAMARK Corporation being the surviving company (the “Transaction”).

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company.

Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying condensed consolidated statements of income and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. As a result of the Transaction and the related purchase accounting described in Note 2 of the condensed consolidated financial statements, the Predecessor and Successor financial statements are not comparable. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods.

On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.

Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to or elsewhere in this quarterly report on Form 10-Q, and is incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our fiscal 2007 Annual Report on Form 10-K filed with the SEC. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

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

Litigation and Claims

The Company is a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, including import and export controls and customs laws, federal and state employment laws, including wage and hour laws, human health and safety laws, dram shop laws, environmental laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers, employees and third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

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

Share-Based Compensation

As discussed in Note 11 to our consolidated financial statements in our fiscal 2007 Annual Report on Form 10-K, we value our employee stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of the expected volatility of our stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term was calculated using the simplified method permitted under SEC Staff Accounting Bulletin No. 107. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date. The dividend yield assumption is based on our history and expected future of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R, “Share-Based Payment,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

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

RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages, attributable to each operating segment, for the three months ended December 28, 2007 and December 29, 2006 (dollars in millions).

	Successor		Predecessor
	Three Months Ended December 28, 2007		Three Months Ended December 29, 2006
Sales by Segment	$	%	$	%
Food and Support Services—Domestic	$2,245.3	67%	$2,128.4	68%
Food and Support Services—International	658.3	20%	550.8	18%
Uniform and Career Apparel	447.0	13%	431.3	14%

	$3,350.6	100%	$3,110.5	100%

	Successor		Predecessor
	Three Months Ended December 28, 2007		Three Months Ended December 29, 2006
Operating Income by Segment	$	%	$	%
Food and Support Services—Domestic	$121.8	74%	$124.7	72%
Food and Support Services—International	24.9	15%	21.7	13%
Uniform and Career Apparel	34.9	21%	43.3	25%

	181.6	110%	189.7	110%
Corporate	(16.1)	-10%	(17.4)	-10%

	$165.5	100%	$172.3	100%

Consolidated Overview

Sales of $3.4 billion for the first quarter of fiscal 2008 represented an increase of 8% over the prior year period. Excluding the impact of acquisitions, divestitures and foreign currency translation, consolidated sales increased 5% compared to the prior year period. Operating income was $165.5 million for the first quarter of fiscal 2008 compared to $172.3 million in the prior year period as the increase in intangible asset amortization resulting from the Transaction ($31.0 million) more than offset the favorable impact of business growth.

Interest and other financing costs, net, for the first quarter of fiscal 2008 increased approximately $93.1 million from the prior year period due to the significant increase in debt levels and the interest rates payable on debt resulting from the Transaction. The effective income tax rate for the first quarter of fiscal 2008 was 28.6% compared to 35.7% in the prior year period. The 2008 rate is lower as tax credits have a much more significant rate effect based on the reduced pretax income resulting from the Transaction. As a result, we anticipate that our effective tax rate will be more volatile in future periods.

Net income for the first quarter of fiscal 2008 was $26.1 million compared to $87.7 million in the prior year period, also reflecting the significant Transaction-related amortization and increased interest expense.

Segment Results

The following tables present a fiscal 2008/2007 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Successor	Predecessor
	Three Months Ended December 28, 2007	Three Months Ended December 29, 2006	Change
Sales by Segment	$	$	$	%
Food and Support Services—Domestic	$2,245.3	$2,128.4	$116.9	5%
Food and Support Services—International	658.3	550.8	107.5	20%
Uniform and Career Apparel	447.0	431.3	15.7	4%

	$3,350.6	$3,110.5	$240.1	8%

	Successor	Predecessor
	Three Months Ended December 28, 2007	Three Months Ended December 29, 2006	Change
Operating Income by Segment	$	$	$	%
Food and Support Services—Domestic	$121.8	$124.7	$(2.9)	-2%
Food and Support Services—International	24.9	21.7	3.2	15%
Uniform and Career Apparel	34.9	43.3	(8.4)	-19%
Corporate	(16.1)	(17.4)	1.3	-7%

	$165.5	$172.3	$(6.8)	-4%

Food and Support Services—Domestic Segment

Food and Support Services—Domestic segment sales for the first quarter of fiscal 2008 increased 5% over the prior year period, primarily due to growth in the Higher Education, Healthcare and Sports & Entertainment businesses. Excluding the impact of acquisitions and foreign currency translation, sales increased 4%. The Business & Industry sector had low-single digit sales growth, led primarily by new business growth in Refreshment Services. The Education sector had mid-single digit sales growth, led by base business growth in our Higher Education food business. The Healthcare sector had mid-single digit sales growth, led by base business growth in both food and facility services. The Sports & Entertainment sector had mid-single digit sales growth, led by base business growth in both Stadiums & Arenas, which benefited from the Major League Baseball playoffs as compared to the prior year period.

Operating income for the first quarter of fiscal 2008 was $121.8 million compared to $124.7 million in the prior year period, as increases in Higher Education and the Healthcare and Business & Industry sectors were more than offset by the increased amortization of acquisition-related customer relationship intangible assets resulting from the Transaction ($23.2 million) and the divestiture of SMG in the third quarter of fiscal 2007.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the first quarter of fiscal 2008 increased 20% compared to the prior year period due principally to foreign currency translation (approximately 10%) and increased volume (approximately 10%). The increase was driven by strong growth in the U.K., Chile, Korea and China.

Operating income for the first quarter of fiscal 2008 was $24.9 million compared to $21.7 million in the prior year period. Income growth in the Chile, Ireland, Spain and Korea together with the positive effect of foreign currency translation (approximately 10%) more than offset the effect of increased amortization of acquisition-related customer relationship intangible assets resulting from the Transaction ($1.6 million).

Uniform and Career Apparel Segment

Uniform and Career Apparel segment sales increased 4% for the first quarter of fiscal 2008 compared to the prior year period, driven by a 7% increase in the uniform rental business. Sales growth, excluding the effects of acquisitions and divestitures, was 2%, with rental organic growth of 5%. Sales of WearGuard-Crest products decreased substantially from the prior year quarter as customer demand was soft and pricing very competitive. Sales of Galls products increased in the mid-single digit range.

Segment operating income for the first quarter of fiscal 2008 was $34.9 million compared to $43.3 million in the prior year period. The first quarter of fiscal 2008 includes increased amortization of acquisition-related customer relationship intangible assets resulting from the Transaction of approximately $6.2 million. Increased operating income from the rental business was more than offset by the decrease related to WearGuard-Crest resulting from lower sales, competitive pricing and an inventory write down (approximately $2.2 million).

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $16.1 million for the first quarter of fiscal 2008 compared to $17.4 million for the prior year. The prior year period included approximately $2.6 million of Transaction-related expenses, while the current year period includes the increase in share-based compensation expense.

OUTLOOK

Looking forward to the second quarter, we expect several factors will constrain operating income growth, specifically in the Food and Support Services—Domestic segment. First, the Easter holiday will occur in the second quarter this year compared to the third quarter last year, which has a meaningful negative timing impact on both the Education and Business & Industry sectors. In addition, we expect the remote camps business to be down this quarter and then to rebound later in the year as contract work is rescheduled. We continue to experience some softness in the Sports & Entertainment sector, particularly in the Parks and Convention Center businesses. Finally, we expect continuing lowered results in the Corrections business as a result of food cost pressures and the restructuring of a significant client in fiscal 2007.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash used in operating activities was $31.9 million in the fiscal 2008 three-month period compared to $63.4 million in the comparable three-month period of fiscal 2007. The principal components (in millions) of the net change of $31.5 million were:

• Decrease in the total of net income and noncash charges	$(27.7)
• Increase in accounts receivable sale proceeds	16.8
• Decreased working capital requirements	26.3
• Other, net	16.1

$31.5

The decrease in the total of net income and noncash charges results mainly from increased interest expense (net of the related tax effect). The accounts receivable sale proceeds increased as a result of increasing the size of the Receivables Facility in connection with the Transaction in January 2007. During the first fiscal quarter, working capital has historically required a use of cash, as significant prior year end liabilities (employee compensation, client commissions, etc.) are paid. This pattern continued in both the 2008 and 2007 first quarters, with the effect of increased interest accruals benefiting the 2008 quarter. “Other” reflects increases in certain noncurrent liabilities (retirement plans and insurance).

As a result of the Transaction, we are highly leveraged. At December 28, 2007, we had outstanding approximately $6.0 billion in aggregate indebtedness. Due to an increase in Adjusted EBITDA, our Consolidated Secured Debt Ratio fell below 4.00x; therefore, effective December 27, 2007, the actual margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities were reduced from 2.00% to 1.875% with respect to LIBOR borrowings and from 1.00% to 0.875% with respect to base-rate borrowings. If the Consolidated Secured Debt Ratio remains below 4.00x, annual interest expense is expected to decrease by approximately $4.4 million on the U.S. dollar and Euro term loan facilities. In January 2008, the size of the Company’s synthetic letter of credit facility was reduced to $200 million.

At January 25, 2008, there was approximately $381.8 million of unused committed credit availability under our senior secured revolving credit facility. As of December 28, 2007, there was approximately $533.8 million outstanding in foreign currency borrowings.

Covenant Compliance

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

EBITDA is defined as net income (loss) plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our senior secured credit agreement and the indenture. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the senior secured credit agreement and indenture.

	Successor				Predecessor
(in millions)	Three Months Ended December 28, 2007	Three Months Ended September 28, 2007	Three Months Ended June 29, 2007	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Twelve Months Ended December 28, 2007
Net income (loss)	$26.1	$12.3	$(0.7)	$4.5	$(72.9)	$(30.7)
Interest and other financing costs, net	129.0	128.3	133.6	104.0	12.8	507.7
Provision (benefit) for income taxes	10.4	6.2	(1.8)	0.2	(43.6)	(28.6)
Depreciation and amortization	123.0	121.1	122.2	79.2	28.8	474.3

EBITDA	288.5	267.9	253.3	187.9	(74.9)	922.7
Stock-based compensation expense (1)	9.0	9.9	10.4	7.2	78.9	115.4
Unusual or non-recurring gains and losses (2)	—	4.2	(24.1)	(3.8)	—	(23.7)
Pro forma EBITDA for equity method investees (3)	4.7	3.5	4.0	3.7	1.3	17.2
Elimination of earnings from SMG (4)	—	—	(3.9)	(3.8)	(0.8)	(8.5)
Pro forma EBITDA for certain transactions (5)	—	0.1	0.4	0.1	0.1	0.7
Costs related to the Transaction (6)	—	1.1	4.3	—	32.4	37.8
Other (7)	0.3	0.1	(0.4)	3.4	—	3.4

Adjusted EBITDA	$302.5	$286.8	$244.0	$194.7	$37.0	$1,065.0

(1)	Represents stock-based compensation expense resulting from the application of SFAS No. 123R for stock options, restricted stock units, restricted stock and deferred stock unit awards, including the repurchase of stock options and restricted stock units on January 26, 2007 (see Note 8 to the condensed consolidated financial statements).

(2)	Unusual or non-recurring gains and losses consist of the following:

	Successor
(in millions)	Three Months Ended September 28, 2007	Three Months Ended June 29, 2007	Period from January 27, 2007 through March 30, 2007
Insurance proceeds related to Hurricane Katrina	$—	$(2.9)	$—
Currency transaction gain	—	—	(3.8)
Gain on sale of 50% interest in SMG	—	(21.2)	—
Technology asset impairment	4.2	—	—

Total	$4.2	$(24.1)	$(3.8)

(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Due to the sale of our 50% interest in SMG in June 2007, our share of earnings from SMG that was previously included in Adjusted EBITDA was eliminated.
(5)	Represents the annualizing of EBITDA from acquisitions made during the period.
(6)	Costs related to the Transaction include $14.0 million of accounting, investment banking, legal and other costs associated with the Transaction and a charge of approximately $23.8 million related to change in control payments to certain executives.
(7)	Other includes certain other miscellaneous items such as unusual receivables write-offs ($2.3 million).

Beginning with the twelve months ended March 30, 2007, our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013 (as of December 28, 2007 – 5.875x). Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness guaranteed by ARAMARK Corporation reduced by the lesser of cash and cash equivalents on our balance sheet that is free and clear of any lien, or $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture. The actual ratio at December 28, 2007 was 3.86x.

Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio. The actual ratio was 2.11x for the twelve months ended December 28, 2007.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of December 28, 2007 was $199.6 million.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $257.3 million and $289.0 million at December 28, 2007 and September 28, 2007, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At December 28, 2007 and September 28, 2007, approximately $250.0 million and $234.6 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 12 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including increased food costs, labor-related, energy and product sourcing or distribution costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of further unionization of our workforce; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws, human health and safety laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; our competitor’s activities or announced planned activities; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if were are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; our potential inability to repurchase our notes upon a change of control; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Results of Operations and Financial Condition” sections and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of December 28, 2007, has not materially changed from September 28, 2007 (See Item 7A of our Annual Report on Form 10-K for the year ended September 28, 2007).

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

(c) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 5.	OTHER INFORMATION

On January 31, 2008, John M. Lafferty, the Company’s Senior Vice President, Controller and Chief Accounting Officer, notified the Company that he would relinquish his positions as Controller and Chief Accounting Officer effective March 1, 2008, in connection with his retirement from the Company.

On February 5, 2008, the Board of Directors of the Company elected Joseph M. Munnelly as Senior Vice President, Controller and Chief Accounting Officer of the Company effective March 1, 2008. Mr. Munnelly, age 43, joined the Company as Senior Vice President and Deputy Controller in late September 2007. Prior to joining the Company, Mr. Munnelly served as Vice President and Corporate Controller of Unisys Corporation from September 2005 to September 2007, in which role he was responsible for the oversight of corporate and regional accounting and financial reporting, planning, controls and compliance. Prior to September 2005, Mr. Munnelly was a partner with KPMG in the Audit and Risk Advisory Services Practice serving large multinational corporations in the manufacturing, services and consumer products industries. Prior to his tenure at KPMG, he spent 16 years with Arthur Andersen, most recently as a partner in the Audit and Business Advisory practice.

Mr. Munnelly is employed by the Company pursuant to an Agreement Relating to Employment and Post Employment Competition dated November 14, 2007 (the “Agreement”). The Agreement generally provides for severance payments and other payments to be made to Mr. Munnelly in the event that his employment is terminated for any reason other than for cause (as defined in the Agreement). Those benefits include severance payments on the basis of continuous service, generally equal to between 6 and 12 months of pay, plus the continuation of certain other benefits, including basic group medical and life insurance coverage, during the period of such payment. The Agreement contains non-competition provisions pursuant to which he would be restricted from associating with or acquiring or maintaining an ownership interest in a competing business for a period of one year and a two year non-solicitation provision. The Agreement is attached as Exhibit 10.2 to this Form 10-Q and incorporated by reference herein. Mr. Munnelly’s employment arrangements include a base salary and bonus, as determined by the Compensation and Human Resources Committee of the ARAMARK Holdings Corporation Board of Directors.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807).

10.1	Amendment dated January 23, 2008 to the ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (as amended and restated).

10.2	Agreement relating to Employment and Post-Employment Competition between ARAMARK Corporation and Joseph M. Munnelly dated November 14, 2007.

10.3	Amendment dated November 15, 2007 to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-16807).

10.4	ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-16807)

10.5	Form of Non Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-16807)

10.6	Senior Executive Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-16807)

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 6, 2008	/s/ JOHN M. LAFFERTY
John M. Lafferty
Senior Vice President, Controller and Chief Accounting Officer