Form 10-Q
period 2008-03-28
ARAMARK CORP
filed 2008-05-08
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock outstanding at April 25, 2008: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	March 28, 2008	September 28, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$72,688	$83,638
Receivables	970,003	908,742
Inventories, at lower of cost or market	535,746	527,730
Prepayments and other current assets	147,124	123,791

Total current assets	1,725,561	1,643,901

Property and Equipment, net	1,212,928	1,205,121
Goodwill	4,566,792	4,627,751
Other Intangible Assets	2,296,624	2,375,571
Other Assets	732,931	710,164

	$10,534,836	$10,562,508

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$59,690	$51,443
Accounts payable	691,129	750,460
Accrued expenses and other current liabilities	900,992	960,885

Total current liabilities	1,651,811	1,762,788

Long-Term Borrowings	5,909,343	5,839,123
Deferred Income Taxes and Other Noncurrent Liabilities	1,442,094	1,362,248
Common Stock Subject to Repurchase	223,261	179,677
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,409,600	1,435,769
Earnings retained for use in the business	25,534	16,059
Accumulated other comprehensive loss	(126,807)	(33,156)

Total shareholder’s equity	1,308,327	1,418,672

	$10,534,836	$10,562,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Successor		Predecessor
	Three Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007
Sales	$3,173,177	$2,145,620	$835,322

Costs and Expenses:
Cost of services provided	2,891,566	1,932,480	782,494
Depreciation and amortization	125,110	79,220	28,859
Selling and general corporate expenses	49,594	25,166	127,751

	3,066,270	2,036,866	939,104

Operating income (loss)	106,907	108,754	(103,782)
Interest and Other Financing Costs, net	129,406	104,021	12,761

Income (Loss) before income taxes	(22,499)	4,733	(116,543)
Provision (Benefit) for Income Taxes	(5,891)	220	(43,612)

Net income (loss)	$(16,608)	$4,513	$(72,931)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Successor		Predecessor
	Six Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007
Sales	$6,523,797	$2,145,620	$3,945,868

Costs and Expenses:
Cost of services provided	5,906,903	1,932,480	3,586,961
Depreciation and amortization	248,094	79,220	116,438
Selling and general corporate expenses	96,360	25,166	173,934

	6,251,357	2,036,866	3,877,333

Operating income	272,440	108,754	68,535
Interest and Other Financing Costs, net	258,402	104,021	48,672

Income before income taxes	14,038	4,733	19,863
Provision for Income Taxes	4,563	220	5,063

Net income	$9,475	$4,513	$14,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Successor		Predecessor
	Six Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007
Cash flows from operating activities:
Net income	$9,475	$4,513	$14,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	248,094	79,220	116,438
Income taxes deferred	1,473	(10,843)	(11,640)
Share-based compensation expense	16,509	7,173	84,059
Changes in noncash working capital	(207,059)	93,535	(269,729)
Net proceeds from sale of receivables	14,600	29,000	—
Other operating activities	11,567	9,865	(10,079)

Net cash provided by (used in) operating activities	94,659	212,463	(76,151)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(147,415)	(49,815)	(81,534)
Disposals of property and equipment	7,242	1,490	20,055
Acquisition of certain businesses, net of cash acquired	(15,722)	(1,256)	(81,718)
Acquisition of ARAMARK Corporation	—	(6,099,980)	—
Other investing activities	(3,497)	5,504	3,245

Net cash used in investing activities	(159,392)	(6,144,057)	(139,952)

Cash flows from financing activities:
Proceeds from long-term borrowings	65,898	5,933,483	416,956
Payment of long-term borrowings	(14,899)	(1,768,183)	(130,986)
Proceeds from issuance of common stock	760	—	9,666
Capital contributions	2,839	1,839,927	—
Repurchase of stock	(4,011)	—	—
Payment of dividends	—	—	(12,624)
Other financing activities	3,196	(139,391)	22,016

Net cash provided by financing activities	53,783	5,865,836	305,028

Increase (Decrease) in cash and cash equivalents	(10,950)	(65,758)	88,925
Cash and cash equivalents, beginning of period	83,638	136,604	47,679

Cash and cash equivalents, end of period	$72,688	$70,846	$136,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 206.5 million issued and approximately 206.2 million outstanding as of March 28, 2008.

Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying condensed consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. As a result of the Transaction and the related purchase accounting described in Note 2, the Predecessor and Successor financial statements are not comparable. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods.

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

Purchase Price Allocation

Following business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on the estimated fair values as of January 26, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

purchase price to property and equipment, intangible assets and deferred income taxes was based upon valuation data and estimates.

(in millions)
Purchase consideration, including carryover basis of $146 million	$6,168
Direct acquisition costs	71
Deemed dividend adjustment	(408)

$5,831

Net current assets	$307
Property and equipment	1,197
Customer relationship assets	1,705
Tradename	764
Other assets	789
Goodwill	4,485
Debt assumed	(2,036)
Noncurrent liabilities and deferred taxes	(1,380)

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

Pro Forma Financial Information

The following unaudited pro forma results of operations (in thousands) assume that the Transaction occurred at the beginning of the respective fiscal periods, adjusted for the impact of certain acquisition related items, such as: additional amortization of identified intangible assets, additional depreciation expense of property and equipment, increased interest expense on acquisition debt, exclusion of Transaction-related charges and the related income tax effects. This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Transaction had actually occurred at the beginning of the fiscal periods, nor of the results that may be reported in the future.

	Three Months Ended March 30, 2007	Six Months Ended March 30, 2007
Sales	$2,980,942	$6,091,488
Operating income	104,323	247,591
Interest and other financing costs, net	134,596	268,888
Net loss	(18,355)	(8,865)

Transaction-Related Costs

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded costs of $112.1 million related to the Transaction. These costs, which are included in “Selling and general corporate expenses,” consist of $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives. During the Successor period from January 27, 2007 through March 30, 2007, the Company recorded costs of approximately $0.2 million related to legal fees associated with the Transaction, which are also included in “Selling and general corporate expenses.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the Successor period from January 27, 2007 through March 30, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility, which is included in “Interest and Other Financing Costs, net.” The cost was expensed in the Successor period since the bridge financing facility was entered into as part of the Transaction in the event the Company was unable to borrow funds in a public offering or a Rule 144A or other private placement; however, no funds were ever borrowed under the bridge financing facility since the Company was able to borrow the required funds in a Rule 144A transaction, and the bridge financing facility ceased to be available after the closing of the Transaction.

(3)	SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER:

The Company made interest payments of approximately $183.0 million, $87.4 million and $52.9 million and income tax payments of approximately $46.6 million, $5.8 million and $50.0 million during the Successor six months ended March 28, 2008, the Successor period from January 27, 2007 through March 30, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007, respectively.

Pension expense related to defined benefit plans for the Successor six months ended March 28, 2008 was approximately $3.5 million.

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

	Successor		Predecessor
	Three Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007
Comprehensive loss	$(75,617)	$(21,715)	$(64,106)

	Successor		Predecessor
	Six Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007
Comprehensive income (loss)	$(84,176)	$(21,715)	$24,251

As of March 28, 2008 and September 28, 2007, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately $2.7 million and $2.1 million, respectively, foreign currency translation adjustment (net of tax) of approximately $12.3 million and ($2.1) million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($141.8) million and ($33.2) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Changes in total goodwill during the six months ended March 28, 2008 follow (in thousands):

Segment	September 28, 2007	Adjustments to Purchase Price Allocation of the Transaction	Acquisitions	Translation	March 28, 2008
Food and Support Services – Domestic	$3,634,109	$(136,703)	$658	$(921)	$3,497,143
Food and Support Services – International	368,652	89,423	4,879	15,008	477,962
Uniform and Career Apparel	624,990	(37,350)	4,047	—	591,687

	$4,627,751	$(84,630)	$9,584	$14,087	$4,566,792

During the six months ended March 28, 2008, the change in goodwill resulted principally from adjustments to the allocation of the Transaction purchase price (see Note 2). The reallocation resulted principally from finalized fair value estimates and income tax effects.

Other intangible assets consist of (in thousands):

	March 28, 2008			September 28, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,741,119	$(208,653)	$1,532,466	$1,729,093	$(118,041)	$1,611,052
Tradename	764,158	—	764,158	764,519	—	764,519

	$2,505,277	$(208,653)	$2,296,624	$2,493,612	$(118,041)	$2,375,571

Acquisition-related intangible assets consist of customer relationship assets and the ARAMARK tradename. Customer relationship assets are amortizable and are being amortized on a straight-line basis over the expected period of benefit, 2 to 15 years, with a weighted average life of approximately 11 years. The ARAMARK tradename is an indefinite lived intangible asset and is not amortizable.

Intangible assets of approximately $8 million were acquired through business combinations during the first six months of fiscal 2008. Amortization of intangible assets for the Successor six months ended March 28, 2008, the Successor period from January 27, 2007 through March 30, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 was approximately $91 million, $28 million and $18 million, respectively.

(6)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments, such as interest rate swaps, forward exchange contract agreements and natural gas and gasoline hedge agreements, are used to manage changes in market conditions related to debt obligations, foreign currency exposures and exposure to fluctuating natural gas and gasoline prices. All derivatives are recognized on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s derivative agreements are all major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

Successor

The Company entered into $3.58 billion, £75 million and ¥5.0 billion of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. The Company entered into $300 million of these interest rate swap agreements during the six months ended March 28, 2008. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the six months ended March 28, 2008 and the period from January 27, 2007 through March 30, 2007, charges of approximately $104.0 million, net of tax, and $20.8 million, net of tax, related to these interest rate swaps were recorded in other comprehensive loss, respectively. As of March 28, 2008, approximately $134.0 million of unrealized losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive loss.” At March 28, 2008, the fair value of the interest rate swap agreements is approximately $225.5 million, which is included in “Other Noncurrent Liabilities” in the Condensed Consolidated Balance Sheet. There was no hedge ineffectiveness for these cash flow hedging instruments during the six months ended March 28, 2008.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement, which is designated as a cash flow hedging instrument, fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the cross currency swap agreement are included in interest expense. During the six months ended March 28, 2008 and the period from January 27, 2007 through March 30, 2007, approximately $1.7 million of unrealized loss, net of tax, and $3.5 million of unrealized loss, net of tax, related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $3.3 million and $0 were reclassified to offset net translation losses on the foreign currency denominated debt during the six months ended March 28, 2008 and the period from January 27, 2007 through March 30, 2007, respectively. As of March 28, 2008, an unrealized loss of approximately $8.0 million, net of tax, related to the cross currency swap was included in “Accumulated other comprehensive loss.” At March 28, 2008, the fair value of the cross currency swap is approximately $33.8 million, which is included in “Other Noncurrent Liabilities” in the Condensed Consolidated Balance Sheet. The hedge ineffectiveness for this cash flow hedging instrument during the six months ended March 28, 2008 was immaterial.

Predecessor

The Company had $300 million and £93 million of interest rate swap agreements, which were designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings, and $100 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. The hedge ineffectiveness for cash flow and fair value hedging instruments for the Predecessor period from September 30, 2006 through January 26, 2007 was immaterial. Both of the cash flows hedges and the fair value hedge were terminated in January 2007.

(7)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of March 28, 2008 was $223.3 million, which is based on approximately 15.6 million shares of common stock of the Parent Company valued at $14.30 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

(8)	SHARE-BASED COMPENSATION:

Successor

Compensation cost charged to expense during the three and six months ended March 28, 2008 and the Successor period from January 27, 2007 through March 30, 2007 for share-based compensation programs was approximately $7.5 million, before taxes of $2.9 million, $16.5 million, before tax of $6.4 million, and $7.2 million, before taxes of $2.7 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Operations. No compensation cost was capitalized. For the six months ended March 28, 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and the Successor period from January 27, 2007 through March 30, 2007, the amount of tax benefits included in “Other financing activities” in the Condensed Consolidated Statement of Cash Flows was approximately $1.3 million and $0, respectively.

Stock Options

Time-Based Options

The compensation cost charged to expense during the three and six months ended March 28, 2008 and the Successor period from January 27, 2007 through March 30, 2007 for Time-Based Options was approximately $3.0 million, $5.3 million, and $1.9 million, respectively.

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at September 28, 2007	13,146	$10.13
Granted	1,141	$14.20
Exercised	(38)	$10.00
Forfeited	(395)	$10.11

Outstanding at March 28, 2008	13,854	$10.46

The weighted-average grant-date fair value using the Black-Scholes option pricing model of Time-Based Options granted during the six months ended March 28, 2008 was $4.01 per option.

Performance-Based Options

The compensation cost charged to expense during the three and six months ended March 28, 2008 and the Successor period from January 27, 2007 through March 30, 2007 for Performance-Based Options was approximately $3.4 million, $7.8 million, and $3.3 million, respectively.

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at September 28, 2007	13,146	$10.13
Granted	1,141	$14.20
Exercised	(38)	$10.00
Forfeited	(395)	$10.11

Outstanding at March 28, 2008	13,854	$10.46

The weighted-average grant-date fair value using the Black-Scholes option pricing model of Performance-Based Options granted during the six months ended March 28, 2008 was $3.92 per option.

Nonvested Shares

The compensation cost charged to expense during the three and six months ended March 28, 2008 and the Successor period from January 27, 2007 through March 30, 2007 for nonvested share awards was approximately $0.8 million, $3.1 million, and $1.7 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of nonvested shares activity is presented below:

Nonvested Shares	Shares (000s)	Weighted-Average Grant-Date Fair Value
Nonvested at September 28, 2007	997	$10.00
Granted	—	$—
Vested	(975)	$10.00
Forfeited	(22)	$10.00

Nonvested at March 28, 2008	—	$—

Deferred Stock Units

The Company granted 21,850 deferred stock units during the six months ended March 28, 2008. The compensation cost charged to expense during the three and six months ended March 28, 2008 and the Successor period from January 27, 2007 through March 30, 2007 for deferred stock units was approximately $0.3 million in each period.

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

For the Predecessor period from September 30, 2006 through January 26, 2007, approximately $11.2 million of tax benefits were included in “Other financing activities” in the Condensed Consolidated Statement of Cash Flows.

Compensation cost charged to expense in the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 for all share-based compensation programs was approximately $78.9 million, before taxes of $30.0 million, and $84.1 million, before taxes of $31.9 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Operations. No cost was capitalized during Predecessor periods of fiscal 2007.

Stock Options

Compensation cost was recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $48.0 million and $51.4 million was charged to expense during the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007, respectively.

Pursuant to the Transaction, all nonvested stock options vested immediately, which resulted in a charge of approximately $21.1 million during the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 for the recognition of all unrecognized compensation cost. In addition, due to provisions included in the ARAMARK 2001 Equity Incentive Plan (2001 EIP) that allowed for the cash settlement of stock options upon a change in control, the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 also include a charge of approximately $26.1 million for the reclassification of stock options from equity awards to liability awards.

Restricted Stock Units

Compensation cost was recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $30.9 million and $32.7 million was charged to expense during the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007, respectively.

Pursuant to the Transaction, all nonvested restricted stock units vested immediately, which resulted in a charge of approximately $21.1 million during the Predecessor period from December 30, 2006 through January 26, 2007 and the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As collections reduce previously sold interests, interests in new, eligible receivables can be sold, subject to meeting certain conditions. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.”

The Company has retained an undivided interest in the transferred receivables of approximately $249.9 million and $289.0 million at March 28, 2008 and September 28, 2007, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both March 28, 2008 and September 28, 2007. At March 28, 2008 and September 28, 2007, $247.6 million and $234.6 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $6.9 million, $2.6 million and $4.1 million for the Successor six months ended March 28, 2008, the Successor period from January 27, 2007 through March 30, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

(10)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 49.79% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company. Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended March 28, 2008	Six Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007
Sales	$335,714	$665,722	$188,833
Gross profit	39,083	80,643	23,440
Net income	4,949	12,205	3,966

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of allocated investment amortization, was $1.5 million, $4.6 million and $1.6 million for the Successor three and six months ended March 28, 2008 and the Successor period from January 27, 2007 through March 30, 2007, respectively, and is recorded as a reduction of “Cost of services provided” in the Condensed Consolidated Statements of Operations.

(11)	BUSINESS SEGMENTS:

In the fourth quarter of fiscal 2007, management modified its segment reporting structure to align the segment reporting more closely with ARAMARK’s management and internal reporting structure. Specifically, the Canadian food and support services operations are now reported together with the United States food and support services operations and the segment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

has been renamed Food and Support Services—Domestic. Previously, the Canadian operations were included in the Food and Support Services—International segment.

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

Sales and operating income (loss) by reportable segment follow (in thousands):

	Successor		Predecessor
Sales	Three Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007
Food and Support Services—Domestic	$2,084,943	$1,482,956	$546,046
Food and Support Services—International	661,314	379,714	163,702
Uniform and Career Apparel	426,920	282,950	125,574

	$3,173,177	$2,145,620	$835,322

	Successor		Predecessor
Operating Income (Loss)	Three Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007
Food and Support Services—Domestic	$74,583	$76,560	$5,989
Food and Support Services—International	21,117	18,678	970
Uniform and Career Apparel	27,975	18,672	7,872

	123,675	113,910	14,831
Corporate	(16,768)	(5,156)	(118,613)

Operating Income (Loss)	106,907	108,754	(103,782)
Interest, net	(129,406)	(104,021)	(12,761)

Income (Loss) Before Taxes	$(22,499)	$4,733	$(116,543)

	Successor		Predecessor
Sales	Six Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007
Food and Support Services—Domestic	$4,330,303	$1,482,956	$2,674,435
Food and Support Services—International	1,319,602	379,714	714,550
Uniform and Career Apparel	873,892	282,950	556,883

	$6,523,797	$2,145,620	$3,945,868

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Successor		Predecessor
Operating Income	Six Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007
Food and Support Services—Domestic	$196,431	$76,560	$130,735
Food and Support Services—International	46,065	18,678	22,621
Uniform and Career Apparel	62,826	18,672	51,161

	305,322	113,910	204,517
Corporate	(32,882)	(5,156)	(135,982)

Operating Income	272,440	108,754	68,535
Interest, net	(258,402)	(104,021)	(48,672)

Income Before Taxes	$14,038	$4,733	$19,863

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

Depreciation and amortization increased significantly in the Successor period compared to the Predecessor periods as a result of the Transaction accounting, which resulted in the allocation of approximately $1.7 billion of purchase consideration to amortizable customer relationship intangible assets and fair value adjustments to property and equipment. The approximate increase in depreciation and amortization for the Successor three and six months ended March 28, 2008 and the Successor period from January 27, 2007 through March 30, 2007 by segment follows (in thousands):

	Three Months Ended March 28, 2008	Six Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007
Food and Support Services—Domestic	$23,270	$46,519	$13,176
Food and Support Services—International	1,889	3,502	1,284
Uniform and Career Apparel	7,568	13,721	4,890

	$32,727	$63,742	$19,350

During the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded as Corporate expense costs of $109.5 million and $112.1 million, respectively, related to the Transaction, which included $8.6 million and $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, respectively, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units for both periods, and a charge of approximately $23.8 million related to change in control payments to certain executives for both periods. During the Successor period from January 27, 2007 through March 30, 2007, the Company recorded costs of approximately $0.2 million related to legal fees associated with the Transaction.

During the Successor period from January 27, 2007 through March 30, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction, which is included in “Interest, net” (see Note 2).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	NEW ACCOUNTING PRONOUNCEMENTS:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will enhance and expand the disclosures for derivative instruments and hedging activities. SFAS No. 161 is effective for ARAMARK beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which will significantly change the accounting for business combinations. SFAS No. 141R is effective for ARAMARK for business combinations finalized beginning in fiscal 2010.

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

During the Successor six months ended March 28, 2008, the Company acquired a food and facility services company in India for approximately $7 million in cash. The Company’s pro forma results of operations for the Successor six months ended March 28, 2008, the Successor period from January 27, 2007 through March 30, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 would not have been materially different than reported, assuming that the acquisition had occurred at the beginning of the respective fiscal periods.

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company acquired Overall Laundry Services, Inc., a regional uniform rental company, for approximately $84 million. The Company’s pro forma results of operations for the Predecessor period from September 30, 2006 through January 26, 2007 would not have been materially different than reported, assuming that the acquisition had occurred at the beginning of the fiscal period.

(14)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $74.8 million at March 28, 2008 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for these arrangements at March 28, 2008.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In June 2006, the Bermuda Monetary Authority presented a winding up petition to the Supreme Court of Bermuda as to Hatteras Re, a Bermuda reinsurance company which participated in a portion of ARAMARK’s casualty insurance program, to place it into provisional liquidation. A joint provisional liquidator (hereinafter the “Liquidator”) was appointed and authorized to assume control of Hatteras Re’s business. At an official meeting of creditors on November 9, 2006, the creditors elected to keep the Liquidator as a permanent liquidator and ARAMARK was elected to the Committee of Inspection. The Supreme Court of Bermuda then approved these elections. On March 12, 2007, ARAMARK and the Liquidator finalized a settlement whereby the Liquidator released certain funds held by Hatteras Re to ARAMARK. Using these funds, ARAMARK then entered into an agreement with an alternate carrier to novate the insurance policies at issue. As a part of the settlement, the Liquidator has also agreed to a total claim by ARAMARK against the estate of Hatteras Re of $10.25 million. The Liquidator recently finalized a settlement with the principals of Hatteras Re and other potentially responsible third parties for approximately $11 million, of which approximately $8.3 million has been paid to date. After paying the estate’s expenses, these funds will be used to pay a portion of ARAMARK’s claim, along with the claims of other creditors to the estate. While the ultimate outcome of this matter is uncertain, and dependent in part on future developments, based on the information currently available, ARAMARK and its insurance advisors do not expect that the final resolution will have a material adverse effect on the consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

March 28, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$10.4	$28.9	$33.4	$—	$72.7
Receivables	2.8	232.8	734.4	—	970.0
Inventories, at lower of cost or market	18.8	438.5	78.5	—	535.8
Prepayments and other current assets	33.0	78.9	35.2	—	147.1

Total current assets	65.0	779.1	881.5	—	1,725.6

Property and Equipment, net	52.0	954.0	206.9	—	1,212.9
Goodwill	173.1	3,706.4	687.3	—	4,566.8
Investment in and Advances to Subsidiaries	6,997.3	219.3	294.7	(7,511.3)	—
Other Intangible Assets	84.3	1,921.7	290.6	—	2,296.6
Other Assets	133.9	351.8	249.2	(2.0)	732.9

	$7,505.6	$7,932.3	$2,610.2	$(7,513.3)	$10,534.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.3	$13.4	$44.0	$—	$59.7
Accounts payable	120.3	303.3	267.5	—	691.1
Accrued expenses and other liabilities	159.1	557.5	184.4	—	901.0

Total current liabilities	281.7	874.2	495.9	—	1,651.8

Long-Term Borrowings	5,259.6	36.4	613.3	—	5,909.3
Deferred Income Taxes and Other Noncurrent Liabilities	432.7	813.4	196.0	—	1,442.1
Intercompany Payable	—	5,981.8	1,088.6	(7,070.4)	—
Common Stock Subject to Repurchase	223.3	—	—	—	223.3
Shareholder’s Equity	1,308.3	226.5	216.4	(442.9)	1,308.3

	$7,505.6	$7,932.3	$2,610.2	$(7,513.3)	$10,534.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

September 28, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$34.4	$28.5	$20.7	$—	$83.6
Receivables	4.3	214.3	690.1	—	908.7
Inventories, at lower of cost or market	18.0	442.7	67.0	—	527.7
Prepayments and other current assets	24.6	82.7	16.6	—	123.9

Total current assets	81.3	768.2	794.4	—	1,643.9

Property and Equipment, net	53.4	958.5	193.2	—	1,205.1
Goodwill	177.2	3,928.9	521.6	—	4,627.7
Investment in and Advances to Subsidiaries	6,819.8	188.4	277.7	(7,285.9)	—
Other Intangible Assets	89.0	1,994.1	292.5	—	2,375.6
Other Assets	141.6	334.7	235.9	(2.0)	710.2

	$7,362.3	$8,172.8	$2,315.3	$(7,287.9)	$10,562.5

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.1	$12.7	$36.6	$—	$51.4
Accounts payable	142.3	368.4	239.8	—	750.5
Accrued expenses and other liabilities	165.7	642.2	153.0	—	960.9

Total current liabilities	310.1	1,023.3	429.4	—	1,762.8

Long-Term Borrowings	5,211.9	37.9	589.3	—	5,839.1
Deferred Income Taxes and Other Noncurrent Liabilities	241.9	924.1	196.2	—	1,362.2
Intercompany Payable	—	5,995.0	953.7	(6,948.7)	—
Common Stock Subject to Repurchase	179.7	—	—	—	179.7
Shareholder’s Equity	1,418.7	192.5	146.7	(339.2)	1,418.7

	$7,362.3	$8,172.8	$2,315.3	$(7,287.9)	$10,562.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended March 28, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$281.0	$1,989.2	$903.0	$—	$3,173.2

Costs and Expenses:
Cost of services provided	277.2	1,778.6	835.8	—	2,891.6
Depreciation and amortization	7.2	94.9	23.0	—	125.1
Selling and general corporate expenses	18.9	24.8	5.9	—	49.6
Interest and other financing costs	113.2	0.7	15.5	—	129.4
Expense allocation	(112.0)	106.6	5.4	—	—

	304.5	2,005.6	885.6	—	3,195.7

Income (Loss) before income taxes	(23.5)	(16.4)	17.4	—	(22.5)
Provision (Benefit) for Income Taxes	(5.8)	(4.7)	4.6	—	(5.9)
Equity in Net Income of Subsidiaries	1.1	—	—	(1.1)	—

Net income (loss)	$(16.6)	$(11.7)	$12.8	$(1.1)	$(16.6)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the six months ended March 28, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$572.6	$4,130.3	$1,820.9	$—	$6,523.8

Costs and Expenses:
Cost of services provided	564.4	3,662.3	1,680.2	—	5,906.9
Depreciation and amortization	14.4	188.4	45.3	—	248.1
Selling and general corporate expenses	36.5	47.7	12.1	—	96.3
Interest and other financing costs	224.7	1.3	32.4	—	258.4
Expense allocation	(246.8)	234.8	12.0	—	—

	593.2	4,134.5	1,782.0	—	6,509.7

Income (Loss) before income taxes	(20.6)	(4.2)	38.9	—	14.1
Provision (Benefit) for Income Taxes	(5.7)	(0.1)	10.4	—	4.6
Equity in Net Income of Subsidiaries	24.4	—	—	(24.4)	—

Net income (loss)	$9.5	$(4.1)	$28.5	$(24.4)	$9.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from January 27, 2007 through March 30, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$198.6	$1,414.8	$532.2	$—	$2,145.6

Costs and Expenses:
Cost of services provided	199.0	1,249.8	483.7	—	1,932.5
Depreciation and amortization	3.7	61.3	14.2	—	79.2
Selling and general corporate expenses	5.9	15.8	3.5	—	25.2
Interest and other financing costs	97.3	0.4	6.3	—	104.0
Expense allocation	(23.3)	15.1	8.2	—	—

	282.6	1,342.4	515.9	—	2,140.9

Income (Loss) before income taxes	(84.0)	72.4	16.3	—	4.7
Provision (Benefit) for Income Taxes	(33.5)	28.4	5.3	—	0.2
Equity in Net Income of Subsidiaries	55.0	—	—	(55.0)	—

Net income	$4.5	$44.0	$11.0	$(55.0)	$4.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from December 30, 2006 through January 26, 2007 (Predecessor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$77.6	$539.5	$218.2	$—	$835.3

Costs and Expenses:
Cost of services provided	81.1	494.3	207.1	—	782.5
Depreciation and amortization	2.2	21.0	5.6	—	28.8
Selling and general corporate expenses	118.9	7.1	1.7	—	127.7
Interest and other financing costs	9.2	0.3	3.3	—	12.8
Expense allocation	(8.5)	5.4	3.1	—	—

	202.9	528.1	220.8	—	951.8

Income (Loss) before income taxes	(125.3)	11.4	(2.6)	—	(116.5)
Provision (Benefit) for Income Taxes	(46.9)	7.1	(3.8)	—	(43.6)
Equity in Net Income of Subsidiaries	5.5	—	—	(5.5)	—

Net income (loss)	$(72.9)	$4.3	$1.2	$(5.5)	$(72.9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from September 30, 2006 through January 26, 2007 (Predecessor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$357.4	$2,608.5	$980.0	$—	$3,945.9

Costs and Expenses:
Cost of services provided	360.2	2,314.3	912.5	—	3,587.0
Depreciation and amortization	9.2	84.8	22.4	—	116.4
Selling and general corporate expenses	137.8	29.0	7.1	—	173.9
Interest and other financing costs	35.2	0.6	12.9	—	48.7
Expense allocation	(42.6)	34.6	8.0	—	—

	499.8	2,463.3	962.9	—	3,926.0

Income (Loss) before income taxes	(142.4)	145.2	17.1	—	19.9
Provision (Benefit) for Income Taxes	(55.4)	55.1	5.4	—	5.1
Equity in Net Income of Subsidiaries	101.8	—	—	(101.8)	—

Net income	$14.8	$90.1	$11.7	$(101.8)	$14.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended March 28, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7.1)	$9.1	$59.4	$33.2	$94.6

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(7.0)	(99.4)	(41.0)	—	(147.4)
Disposals of property and equipment	0.2	3.6	3.5	—	7.3
Acquisitions of businesses, net of cash acquired	—	(8.6)	(7.1)	—	(15.7)
Other investing activities	0.3	(4.8)	1.0	—	(3.5)

Net cash used in investing activities	(6.5)	(109.2)	(43.6)	—	(159.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	39.6	—	26.3	—	65.9
Payment of long-term borrowings	(0.9)	(3.0)	(11.0)	—	(14.9)
Proceeds from issuance of common stock	0.8	—	—	—	0.8
Capital contributions	2.8	—	—	—	2.8
Repurchase of stock	(4.0)	—	—	—	(4.0)
Other financing activities	3.2	—	—	—	3.2
Change in intercompany, net	(51.9)	103.5	(18.4)	(33.2)	—

Net cash provided by (used in) financing activities	(10.4)	100.5	(3.1)	(33.2)	53.8

Increase (Decrease) in cash and cash equivalents	(24.0)	0.4	12.7	—	(10.9)
Cash and cash equivalents, beginning of period	34.4	28.5	20.7	—	83.6

Cash and cash equivalents, end of period	$10.4	$28.9	$33.4	$—	$72.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the period from January 27, 2007 through March 30, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(102.6)	$324.5	$(23.3)	$13.9	$212.5

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(2.8)	(37.5)	(9.5)	—	(49.8)
Disposals of property and equipment	0.1	1.1	0.2	—	1.4
Acquisitions of businesses, net of cash acquired	—	(0.6)	(0.7)	—	(1.3)
Acquisition of ARAMARK Corporation	(6,099.9)	—	—	—	(6,099.9)
Other investing activities	9.6	2.2	(117.1)	110.8	5.5

Net cash used in investing activities	(6,093.0)	(34.8)	(127.1)	110.8	(6,144.1)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	5,388.8	25.0	519.7	—	5,933.5
Payment of long-term borrowings	(1,330.2)	(2.3)	(435.7)	—	(1,768.2)
Capital contributions	1,839.9	—	—	—	1,839.9
Other financing activities	(139.4)	—	—	—	(139.4)
Change in intercompany, net	370.2	(313.7)	68.2	(124.7)	—

Net cash provided by (used in) financing activities	6,129.3	(291.0)	152.2	(124.7)	5,865.8

Increase (Decrease) in cash and cash equivalents	(66.3)	(1.3)	1.8	—	(65.8)
Cash and cash equivalents, beginning of period	77.4	31.2	28.0	—	136.6

Cash and cash equivalents, end of period	$11.1	$29.9	$29.8	$—	$70.8

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

The following discussion and analysis of our results of operations and financial condition for the three and six months ended March 28, 2008 and March 30, 2007 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

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

Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying condensed consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. As a result of the Transaction and the related purchase accounting described in Note 2 of the condensed consolidated financial statements, the Predecessor and Successor financial statements are not comparable. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods.

On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.

Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 or elsewhere in this quarterly report on Form 10-Q, and is incorporated by reference herein.

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

Share-Based Compensation

As discussed in Note 11 to our consolidated financial statements in our fiscal 2007 Annual Report on Form 10-K, we value our employee stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of the expected volatility of our stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term was calculated using the simplified method permitted under SEC Staff Accounting Bulletin No. 110. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date. The dividend yield assumption is based on our history and expected future of dividend payouts.

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

RESULTS OF OPERATIONS

The following table presents our results of operations for the three and six months ended March 28, 2008, the Successor period from January 27, 2007 through March 30, 2007, the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 (dollars in millions).

	Successor		Predecessor
	Three Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007
Sales	$3,173.2	$2,145.6	$835.3
Costs and Expenses	3,066.3	2,036.9	939.1

Operating Income (Loss)	106.9	108.7	(103.8)
Interest and Other Financing Costs, net	129.4	104.0	12.7

Income (Loss) Before Income Taxes	(22.5)	4.7	(116.5)
Provision (Benefit) for Income Taxes	(5.9)	0.2	(43.6)

Net Income (Loss)	$(16.6)	$4.5	$(72.9)

	Successor		Predecessor
	Six Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007
Sales	$6,523.8	$2,145.6	$3,945.9
Costs and Expenses	6,251.4	2,036.9	3,877.4

Operating Income	272.4	108.7	68.5
Interest and Other Financing Costs, net	258.4	104.0	48.7

Income Before Income Taxes	14.0	4.7	19.8
Provision for Income Taxes	4.5	0.2	5.0

Net Income	$9.5	$4.5	$14.8

Sales for the Successor three and six months ended March 28, 2008, the Successor period from January 27, 2007 through March 30, 2007, the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 were $3,173.2 million, $6,523.8 million, $2,145.6 million, $835.3 million and $3,945.9 million, respectively. The fiscal 2008 periods benefited from base business growth in our worldwide Food and Support Services businesses and sales in the Uniform and Career Apparel segment increased primarily due to growth in our uniform rental business.

Operating income (loss) for the Successor three and six months ended March 28, 2008, the Successor period from January 27, 2007 through March 30, 2007, the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 was $106.9 million, $272.4 million, $108.7 million, ($103.8) million and $68.5 million, respectively. The Successor three and six month periods ended March 28, 2008 include increased intangible asset amortization and property and equipment depreciation resulting from the Transaction of $32.7 million and $63.7 million, respectively. Operating income for the Successor period from January 27, 2007 through March 30, 2007 includes increased intangible asset amortization resulting from the Transaction of $19.4 million, $0.2 million related to legal fees associated with the Transaction and a $3.8 million currency transaction gain. Operating income (loss) for the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period September 30, 2006 through January 26, 2007 includes Transaction-related costs of $109.5 million and $112.1 million, respectively.

Interest and other financing costs, net, for the Successor three and six months ended March 28, 2008 and the Successor period from January 27, 2007 through March 30, 2007 reflect the significant increase in debt levels and the interest rates payable on debt resulting from the Transaction. The Successor period from January 27, 2007 through March 30, 2007 also includes a charge of

$12.8 million for the cost of obtaining a bridge financing facility for the Transaction (see Note 2 of the condensed consolidated financial statements).

The effective income tax rates for the Successor three and six months ended March 28, 2008, the Successor period from January 27, 2007 through March 30, 2007, the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 were 26.2%, 32.5%, 4.7%, 37.4% and 25.5%, respectively. The variability in the effective tax rate is caused by the more significant rate effect of tax credits and other items as our pretax income has been reduced as a result of the Transaction. We anticipate that our effective tax rate will continue to be volatile in future periods.

Net income (loss) for the Successor three and six months ended March 28, 2008, the Successor period from January 27, 2007 through March 30, 2007, the Predecessor period from December 30, 2006 through January 26, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 was ($16.6) million, $9.5 million, $4.5 million, ($72.9) million and $14.8 million, respectively, reflecting the significant Transaction-related costs, increased interest expense and increased intangible asset amortization and property and equipment depreciation resulting from the Transaction.

Supplementary Presentation of Results of Operations

We have prepared our supplementary discussion of the results of operations for the three and six months ended March 28, 2008 by comparing the three and six months ended March 28, 2008 to the mathematical combination of the Successor and Predecessor periods in the three and six months ended March 30, 2007. Although this presentation does not comply with U.S. generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

In the fourth quarter of fiscal 2007, management modified its segment reporting structure to align the segment reporting more closely with ARAMARK’s management and internal reporting structure. Specifically, the Canadian food and support services operations are now reported together with the United States food and support services operations and the segment has been renamed Food and Support Services—Domestic. Previously, the Canadian operations were included in the Food and Support Services—International segment.

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

The following tables present our sales and operating income (loss), and related percentages, attributable to each operating segment, for the three and six months ended March 28, 2008 and March 30, 2007 (dollars in millions).

	Successor			Predecessor	Combined(1)
	Three Months Ended March 28, 2008		Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 30, 2007
Sales by Segment	$	%	$	$	$	%
Food and Support Services—Domestic	$2,085.0	66%	$1,483.0	$546.0	$2,029.0	68%
Food and Support Services—International	661.3	21%	379.7	163.7	543.4	18%
Uniform and Career Apparel	426.9	13%	282.9	125.6	408.5	14%

	$3,173.2	100%	$2,145.6	$835.3	$2,980.9	100%

	Successor			Predecessor	Combined(1)
	Six Months Ended March 28, 2008		Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 30, 2007
Sales by Segment	$	%	$	$	$	%
Food and Support Services—Domestic	$4,330.3	66%	$1,483.0	$2,674.4	$4,157.4	68%
Food and Support Services—International	1,319.6	20%	379.7	714.6	1,094.3	18%
Uniform and Career Apparel	873.9	14%	282.9	556.9	839.8	14%

	$6,523.8	100%	$2,145.6	$3,945.9	$6,091.5	100%

	Successor			Predecessor	Combined(1)
	Three Months Ended March 28, 2008		Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 30, 2007
Operating Income (Loss) by Segment	$	%	$	$	$	%
Food and Support Services—Domestic	$74.6	70%	$76.5	$6.0	$82.5	n/m	(2)
Food and Support Services—International	21.1	20%	18.7	1.0	19.7	n/m	(2)
Uniform and Career Apparel	28.0	26%	18.7	7.9	26.6	n/m	(2)

	123.7	116%	113.9	14.9	128.8	n/m	(2)
Corporate	(16.8)	-16%	(5.1)	(118.7)	(123.8)	n/m	(2)

	$106.9	100%	$108.8	$(103.8)	$5.0	n/m	(2)

	Successor			Predecessor	Combined(1)
	Six Months Ended March 28, 2008		Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 30, 2007
Operating Income by Segment	$	%	$	$	$	%
Food and Support Services—Domestic	$196.4	72%	$76.5	$130.8	$207.3	n/m	(2)
Food and Support Services—International	46.1	17%	18.7	22.6	41.3	n/m	(2)
Uniform and Career Apparel	62.8	23%	18.7	51.1	69.8	n/m	(2)

	305.3	112%	113.9	204.5	318.4	n/m	(2)
Corporate	(32.9)	-12%	(5.1)	(136.0)	(141.1)	n/m	(2)

	$272.4	100%	$108.8	$68.5	$177.3	n/m	(2)

(1)

Our combined results for the three months ended March 30, 2007 represent the mathematical sum of the Predecessor period from December 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through March 30, 2007. Our combined results for the six months ended March 30, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through March 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

(2)	Not meaningful

Consolidated Overview

Sales of $3.2 billion for the fiscal 2008 second quarter and $6.5 billion for the six-month period represented an increase of 6% and 7%, respectively, over the prior year periods. Excluding the impact of acquisitions, divestitures and foreign currency translation, the consolidated sales increase was 4% for both the three and six-month periods. Operating income was $106.9 million for the fiscal 2008 second quarter and $272.4 million for the six-month period compared to $5.0 million and $177.3 million for the three and six-month periods of fiscal 2007, respectively. The three and six-month periods of fiscal 2008 include increased intangible asset amortization and property and equipment depreciation resulting from the Transaction of $32.7 million and $63.7 million, respectively. The three and six-month periods of fiscal 2007 include Transaction-related charges of $109.8 million and $112.3 million, respectively, increased intangible asset amortization from the Transaction of $19.4 million in both periods and a currency transaction gain of $3.8 million for both periods. Excluding the items above, the impact of foreign currency translation and the divestiture of the Company’s 50% interest in SMG in June 2007, operating income increased 7% and 11% for the three and six-month periods, respectively, which was driven principally by growth in the Food and Support Services—Domestic and Uniform and Career Apparel segments for the three-month period and growth in the Food and Support Services—Domestic segment for the six-month period.

Interest and other financing costs, net, for the three and six months of fiscal 2008 increased approximately $12.6 million and $105.7 million from the prior year periods, respectively, due to the significant increase in debt levels and the interest rates payable on debt resulting from the Transaction. The 2007 periods include a charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction.

The effective income tax rate for the six months of fiscal 2008 was 32.5% compared to 21.5% in the prior year period. The variability in the effective tax rate is caused by the more significant rate effect of tax credits and other items as our pretax income has been reduced as a result of the Transaction. We anticipate that our effective tax rate will continue to be volatile in future periods.

Net income (loss) for the three and six-months of fiscal 2008 was ($16.6) million and $9.5 million, compared to ($68.4) million and $19.3 million in the prior year periods, respectively, also reflecting the significant Transaction-related costs, increased interest expense and increased intangible asset amortization and property and equipment depreciation resulting from the Transaction.

Segment Results

The following tables present a fiscal 2008/2007 comparison of segment sales and operating income (loss) together with the amount of and percentage change between periods (dollars in millions).

	Successor		Predecessor	Combined(1)
	Three Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 30, 2007	Change
Sales by Segment	$	$	$	$	$	%
Food and Support Services—Domestic	$2,085.0	$1,483.0	$546.0	$2,029.0	$56.0	3%
Food and Support Services—International	661.3	379.7	163.7	543.4	117.9	22%
Uniform and Career Apparel	426.9	282.9	125.6	408.5	18.4	5%

	$3,173.2	$2,145.6	$835.3	$2,980.9	$192.3	6%

	Successor		Predecessor	Combined(1)
	Six Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 30, 2007	Change
Sales by Segment	$	$	$	$	$	%
Food and Support Services—Domestic	$4,330.3	$1,483.0	$2,674.4	$4,157.4	$172.9	4%
Food and Support Services—International	1,319.6	379.7	714.6	1,094.3	225.3	21%
Uniform and Career Apparel	873.9	282.9	556.9	839.8	34.1	4%

	$6,523.8	$2,145.6	$3,945.9	$6,091.5	$432.3	7%

	Successor		Predecessor	Combined(1)
	Three Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from December 30, 2006 through January 26, 2007	Three Months Ended March 30, 2007	Change
Operating Income (Loss) by Segment	$	$	$	$	$	%
Food and Support Services—Domestic	$74.6	$76.5	$6.0	$82.5	$(7.9)	-10%
Food and Support Services—International	21.1	18.7	1.0	19.7	1.4	7%
Uniform and Career Apparel	28.0	18.7	7.9	26.6	1.4	5%
Corporate	(16.8)	(5.1)	(118.7)	(123.8)	107.0	n/m (2)

	$106.9	$108.8	$(103.8)	$5.0	$101.9	n/m (2)

	Successor		Predecessor	Combined(1)
	Six Months Ended March 28, 2008	Period from January 27, 2007 through March 30, 2007	Period from September 30, 2006 through January 26, 2007	Six Months Ended March 30, 2007	Change
Operating Income (Loss) by Segment	$	$	$	$	$	%
Food and Support Services—Domestic	$196.4	$76.5	$130.8	$207.3	$(10.9)	-5%
Food and Support Services—International	46.1	18.7	22.6	41.3	4.8	12%
Uniform and Career Apparel	62.8	18.7	51.1	69.8	(7.0)	-10%
Corporate	(32.9)	(5.1)	(136.0)	(141.1)	108.2	n/m (2)

	$272.4	$108.8	$68.5	$177.3	$95.1	n/m (2)

(1)

Our combined results for the three months ended March 30, 2007 represent the mathematical sum of the Predecessor period from December 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through March 30, 2007. Our combined results for the six months ended March 30, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through March 30, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

(2)	Not meaningful

Food and Support Services—Domestic Segment

Food and Support Services—Domestic segment sales for the three and six-month periods of fiscal 2008 increased 3% and 4% over the prior year periods, of which 2% and 1% are a result of foreign currency translation, respectively, primarily due to growth in the Higher Education and Healthcare businesses. Our Business & Industry sector had low-single digit sales growth for the three and six-month periods of 2008, led primarily by Refreshment Services, which was offset somewhat by a lower level of activity in our remote camps business in Canada. The Education sector had low-single digit sales growth for the second quarter and mid-single digit sales growth for the six-month period of 2008, with strong base business growth in our Higher Education food business offset by lost business in K-12. The Education sector growth was negatively affected somewhat by the timing of the Easter holiday, which fell in the second quarter of fiscal 2008. In our Healthcare sector, we realized high-single digit sales growth for the three and six-month periods of 2008, with solid base business and new business growth in both food and facility services. Our Sports & Entertainment sector had low-single digit sales growth in the quarter and mid-single digit sales growth for the six-month period of 2008. Results in the quarter reflected some softness in our arenas primarily related to NBA events.

Operating income in the Food and Support Services—Domestic segment was $74.6 million for the second quarter of fiscal 2008 compared to $82.5 million in the prior year period, with the decrease attributable to the increased intangible asset amortization and property and equipment depreciation resulting from the Transaction of $23.3 million in the fiscal 2008 quarter compared to $13.2 million in the fiscal 2007 period. Excluding the increased intangible asset amortization and property and equipment depreciation resulting from the Transaction, the divestiture of the Company’s 50% interest in SMG in June 2007 and the impact of foreign currency translation, operating income increased 5% for the three-month period as solid profit growth in the Healthcare sector and the Business Services and Refreshment Services businesses was offset by a lower level of activity in our remote camps business in Canada, a decline in Corrections profits as a result of food cost pressures and the impact of the timing of the Easter holiday. Operating income in the Food and Support Services—Domestic segment was $196.4 million for the six-month period of fiscal 2008 compared to $207.3 million in the prior year period, with the decrease attributable to the increased intangible asset amortization and property and equipment depreciation resulting from the Transaction of $46.5 million in the six-month period of fiscal 2008 compared to $13.2 million in the fiscal 2007 period. Excluding the increased intangible asset amortization and property and equipment depreciation resulting from the Transaction, the divestiture of the Company’s 50% interest in SMG in June 2007 and the impact of foreign currency translation, operating income increased 13% for the six-month period due to strong profit performance in the Healthcare, Education and Business & Industry sectors.

Food and Support Services—International Segment

Sales for the second quarter of fiscal 2008 for the Food and Support Services—International segment were $661.3 million, an increase of 22% over the prior year period, led primarily by our operations in the U.K, Chile and China. For the six-month period of fiscal 2008, sales increased 21% to $1.3 billion. Excluding the impact of acquisitions, divestitures and foreign currency translation, sales growth was approximately 11% for both the quarter and the six-month period.

Operating income for the second quarter of fiscal 2008 was $21.1 million, up 7% from the prior year quarter, with currency translation being the principal contributor to the reported growth. The results in the quarter were negatively affected by the timing of the Easter holiday and costs related to the start-up of new business in the U.K. For the six-month period of fiscal 2008, operating income was $46.1 million, up 12% over prior year, with strong operating performance in Chile and currency translation contributing to the growth.

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, second quarter sales of $426.9 million were up 5% from the prior year period, led by the uniform rental business and Galls. Excluding the impact of acquisitions and divestitures, sales growth was 4%. For the six-month period of fiscal 2008, sales were $873.9 million, up 4% from the prior year. Excluding the impact of acquisitions and divestitures, sales were up 3%, led by growth in the uniform rental business offset by sales declines in the WearGuard-Crest business.

Operating income for the second quarter of fiscal 2008 was $28.0 million compared to $26.6 million in the prior year period, as strong performance in the uniform rental business and Galls offset the increased intangible asset amortization and property and equipment depreciation resulting from the Transaction of $7.6 million in the fiscal 2008 quarter compared to $4.9 million in the fiscal 2007 period. For the six-month period of fiscal 2008, operating income was $62.8 million compared to $69.8 million in the prior year period, as the strong growth in the uniform rental business and Galls was more than offset by weakness at WearGuard-Crest, particularly during the first fiscal quarter of 2008, and the increased intangible asset amortization and property and equipment depreciation resulting from the Transaction of $13.7 million in the six-month period of fiscal 2008 quarter compared to $4.9 million in the fiscal 2007 period.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $16.8 million and $32.9 million for the three and six-month periods of fiscal 2008, compared to $123.8 million and $141.1 million for the prior year periods, respectively. The decrease was due principally to $109.8 million and $112.3 million of costs incurred during the three and six-month periods of fiscal 2007, respectively, related to the Transaction. These costs included $8.9 million and $11.4 million of accounting, investment banking, legal and other costs associated with the Transaction, respectively, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units for both periods, and a charge of approximately $23.8 million related to change in control payments to certain executives for both periods. The Company also recorded a currency transaction gain of approximately $3.8 million in the second quarter of fiscal 2007.

OUTLOOK

While the uncertain economic environment may have an impact on some portion of our Food and Support Services—Domestic and Uniform and Career Apparel segments, our sector and client diversity should temper the impact. We continue to experience some softness in the Sports & Entertainment sector, particularly in the Parks and Convention Center businesses. In addition, we expect continuing lowered results in the Corrections business as a result of food cost pressures and the restructuring of a significant client contract in fiscal 2007. Finally, we continue to see rising energy costs impacting the profitability of our uniform rental business.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities was $94.7 million in the fiscal 2008 six-month period compared to $136.3 million in the comparable six-month period of fiscal 2007. The principal components (in millions) of the net change of $41.6 million were:

• Decrease in the total of net income and noncash charges	$(8.2)
• Decrease in accounts receivable sale proceeds	(14.4)
• Increased working capital requirements	(30.8)
• Other, net	11.8

$(41.6)

The decrease in the total of net income and noncash charges results mainly from increased interest expense (net of the related tax effect). The higher accounts receivable sale proceeds in fiscal 2007 are a result of increasing the size of the Receivables Facility in connection with the Transaction in January 2007. The increased working capital requirements relate to increases in current assets reflecting growth in the business and decreases in current liabilities due to the timing of disbursements. “Other” reflects increases in certain noncurrent liabilities (retirement plans and insurance).

As a result of the Transaction, we are highly leveraged. At March 28, 2008, we had outstanding approximately $6.0 billion in aggregate indebtedness. Due to an increase in Adjusted EBITDA, our Consolidated Secured Debt Ratio is below 4.00x; therefore, effective December 27, 2007, the actual margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities were reduced from 2.00% to 1.875% with respect to LIBOR borrowings and from 1.00% to 0.875% with respect to base-rate borrowings. If the Consolidated Secured Debt Ratio remains below 4.00x, annual interest expense is expected to decrease by approximately $4.4 million on the U.S. dollar and Euro term loan facilities. In January 2008, the size of the Company’s synthetic letter of credit facility was reduced to $200 million. During the six months ended March 28, 2008, the Company entered into $300 million of interest rate swap agreements, which are designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings and floating rate notes.

At April 25, 2008, there was approximately $504.6 million of unused committed credit availability under our senior secured revolving credit facility. As of March 28, 2008, there was approximately $543.1 million outstanding in foreign currency borrowings.

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

	Successor
(in millions)	Three Months Ended March 28, 2008	Three Months Ended December 28, 2007	Three Months Ended September 28, 2007	Three Months Ended June 29, 2007	Twelve Months Ended March 28, 2008
Net income (loss)	$(16.6)	$26.1	$12.3	$(0.7)	$21.1
Interest and other financing costs, net	129.4	129.0	128.3	133.6	520.3
Provision (benefit) for income taxes	(5.9)	10.4	6.2	(1.8)	8.9
Depreciation and amortization	125.1	123.0	121.1	122.2	491.4

EBITDA	232.0	288.5	267.9	253.3	1,041.7
Stock-based compensation expense (1)	7.5	9.0	9.9	10.4	36.8
Unusual or non-recurring gains and losses (2)	—	—	4.2	(24.1)	(19.9)
Pro forma EBITDA for equity method investees (3)	5.6	4.7	3.5	4.0	17.8
Elimination of earnings from SMG (4)	—	—	—	(3.9)	(3.9)
Pro forma EBITDA for certain transactions (5)	—	—	0.1	0.4	0.5
Costs related to the Transaction (6)	—	—	1.1	4.3	5.4
Other (7)	0.3	0.3	0.1	(0.4)	0.3

Adjusted EBITDA	$245.4	$302.5	$286.8	$244.0	$1,078.7

(1)	Represents stock-based compensation expense resulting from the application of SFAS No. 123R for stock options, restricted stock and deferred stock unit awards.

(2)	Unusual or non-recurring gains and losses consist of the following:

	Successor
(in millions)	Three Months Ended September 28, 2007	Three Months Ended June 29, 2007
Insurance proceeds related to Hurricane Katrina	$—	$(2.9)
Gain on sale of 50% interest in SMG	—	(21.2)
Technology asset impairment	4.2	—

Total	$4.2	$(24.1)

(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Due to the sale of our 50% interest in SMG in June 2007, our share of earnings from SMG that was previously included in Adjusted EBITDA was eliminated.
(5)	Represents the annualizing of EBITDA from acquisitions made during the period.
(6)	Costs related to the Transaction pertain to accounting, investment banking, legal and other costs associated with the Transaction.
(7)	Other includes certain other miscellaneous items.

Our covenant requirements and actual ratios for the twelve months ended March 28, 2008 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.875x	3.79x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.17x

(1)	Beginning with the twelve months ended March 30, 2007, our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness guaranteed by ARAMARK Corporation reduced by the lesser of cash and cash equivalents on our balance sheet that is free and clear of any lien, or $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.
(2)	Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

The fair value of the Company’s derivative instruments recognized in the condensed consolidated financial statements is based upon internally developed models of the counterparty financial institutions that use as their basis readily observable market parameters. The Company performs an independent review of these values to determine if they are reasonable.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of March 28, 2008 was $223.3 million, which is based on approximately 15.6 million shares of common stock of the Parent Company valued at $14.30 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As collections reduce previously sold interests, interests in new, eligible receivables can be sold, subject to meeting certain conditions. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.”

The Company has retained an undivided interest in the transferred receivables of approximately $249.9 million and $289.0 million at March 28, 2008 and September 28, 2007, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both March 28, 2008 and September 28, 2007. At March 28, 2008 and September 28, 2007, $247.6 million and $234.6 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $6.9 million, $2.6 million and $4.1 million for the Successor six months ended March 28, 2008, the Successor period from January 27, 2007 through March 30, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

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

In June 2006, the Bermuda Monetary Authority presented a winding up petition to the Supreme Court of Bermuda as to Hatteras Re, a Bermuda reinsurance company which participated in a portion of ARAMARK’s casualty insurance program, to place it into provisional liquidation. A joint provisional liquidator (hereinafter the “Liquidator”) was appointed and authorized to assume control of Hatteras Re’s business. At an official meeting of creditors on November 9, 2006, the creditors elected to keep the Liquidator as a permanent liquidator and ARAMARK was elected to the Committee of Inspection. The Supreme Court of Bermuda then approved these elections. On March 12, 2007, ARAMARK and the Liquidator finalized a settlement whereby the Liquidator released certain funds held by Hatteras Re to ARAMARK. Using these funds, ARAMARK then entered into an agreement with an alternate carrier to novate the insurance policies at issue. As a part of the settlement, the Liquidator has also agreed to a total claim by ARAMARK against the estate of Hatteras Re of $10.25 million. The Liquidator recently finalized a settlement with the principals of Hatteras Re and other potentially responsible third parties for approximately $11 million, of which approximately $8.3 million has been paid to date. After paying the estate’s expenses, these funds will be used to pay a portion of ARAMARK’s claim, along with the claims of other creditors to the estate. While the ultimate outcome of this matter is uncertain, and dependent in part on future developments, based on the information currently available, ARAMARK and its insurance advisors do not expect that the final resolution will have a material adverse effect on the consolidated financial statements.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including increased food costs, labor-related, energy or product sourcing and distribution costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of further unionization of our workforce; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; a decline in attendance at client facilities; the unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws, human health and safety laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; a determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; our competitor’s activities or announced planned activities; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if we are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; our potential inability to repurchase our notes upon a change of control; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Results of Operations and Financial Condition” sections and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of March 28, 2008, has not materially changed from September 28, 2007 (See Item 7A of our Annual Report on Form 10-K for the year ended September 28, 2007), except for the $300 million of interest rate swap agreements, which are designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings and floating rate notes, entered into during the six months ended March 28, 2008. See Note 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s derivative instruments.

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

ARAMARK CORPORATION

May 8, 2008	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer