Form 10-Q
period 2008-06-27
ARAMARK CORP
filed 2008-08-05
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

Common stock outstanding at July 25, 2008: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	June 27, 2008	September 28, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$84,698	$83,638
Receivables	933,572	908,742
Inventories, at lower of cost or market	526,353	527,730
Prepayments and other current assets	145,002	123,791

Total current assets	1,689,625	1,643,901

Property and Equipment, net	1,221,463	1,205,121
Goodwill	4,565,982	4,627,751
Other Intangible Assets	2,260,620	2,375,571
Other Assets	744,903	710,164

	$10,482,593	$10,562,508

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Current maturities of long-term borrowings	$50,357	$51,443
Accounts payable	666,415	750,460
Accrued expenses and other current liabilities	966,420	960,885

Total current liabilities	1,683,192	1,762,788

Long-Term Borrowings	5,883,030	5,839,123
Deferred Income Taxes and Other Noncurrent Liabilities	1,318,772	1,362,248
Common Stock Subject to Repurchase	224,454	179,677
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,410,820	1,435,769
Earnings retained for use in the business	21,895	16,059
Accumulated other comprehensive loss	(59,570)	(33,156)

Total shareholder’s equity	1,373,145	1,418,672

	$10,482,593	$10,562,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended June 27, 2008	Three Months Ended June 29, 2007
Sales	$3,380,078	$3,144,104

Costs and Expenses:
Cost of services provided	3,087,803	2,858,884
Depreciation and amortization	126,089	122,232
Selling and general corporate expenses	47,265	53,123
Other (income) expense (Note 13)	—	(21,177)

	3,261,157	3,013,062

Operating income	118,921	131,042
Interest and Other Financing Costs, net	123,940	133,608

Loss before income taxes	(5,019)	(2,566)
Benefit for Income Taxes	(1,380)	(1,839)

Net loss	$(3,639)	$(727)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Successor		Predecessor
	Nine Months Ended June 27, 2008	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007
Sales	$9,903,875	$5,289,724	$3,945,868

Costs and Expenses:
Cost of services provided	8,994,706	4,791,364	3,586,961
Depreciation and amortization	374,183	201,452	116,438
Selling and general corporate expenses	143,625	78,289	173,934
Other (income) expense (Note 13)	—	(21,177)	—

	9,512,514	5,049,928	3,877,333

Operating income	391,361	239,796	68,535
Interest and Other Financing Costs, net	382,342	237,629	48,672

Income before income taxes	9,019	2,167	19,863
Provision (Benefit) for Income Taxes	3,183	(1,619)	5,063

Net income	$5,836	$3,786	$14,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Successor		Predecessor
	Nine Months Ended June 27, 2008	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007
Cash flows from operating activities:
Net income	$5,836	$3,786	$14,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	374,183	201,452	116,438
Income taxes deferred	(8,282)	(105,075)	(11,640)
Share-based compensation expense	22,146	17,578	84,059
Gain from sale of investment	—	(21,177)	—
Changes in noncash working capital	(178,002)	201,973	(269,729)
Net proceeds from sale of receivables	17,000	29,000	—
Other operating activities	13,927	2,731	(10,079)

Net cash provided by (used in) operating activities	246,808	330,268	(76,151)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(228,403)	(126,111)	(81,534)
Disposals of property and equipment	10,145	7,177	20,055
Proceeds from sale of investment	—	285,982	—
Acquisition of certain businesses, net of cash acquired	(34,358)	(26,111)	(81,718)
Acquisition of ARAMARK Corporation	—	(6,099,980)	—
Other investing activities	(2,615)	5,270	3,245

Net cash used in investing activities	(255,231)	(5,953,773)	(139,952)

Cash flows from financing activities:
Proceeds from long-term borrowings	32,616	5,937,856	416,956
Payment of long-term borrowings	(23,653)	(2,075,116)	(130,986)
Proceeds from issuance of common stock	1,199	—	9,666
Capital contributions	3,894	1,841,069	—
Repurchase of stock	(8,729)	(626)	—
Payment of dividends	—	—	(12,624)
Other financing activities	4,156	(138,452)	22,016

Net cash provided by financing activities	9,483	5,564,731	305,028

Increase (Decrease) in cash and cash equivalents	1,060	(58,774)	88,925
Cash and cash equivalents, beginning of period	83,638	136,604	47,679

Cash and cash equivalents, end of period	$84,698	$77,830	$136,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 206.6 million issued and approximately 206.0 million outstanding as of June 27, 2008. Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying condensed consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. As a result of the Transaction and the related purchase accounting described in Note 2, the Predecessor and Successor financial statements are not comparable. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods.

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

Pro Forma Financial Information

The following unaudited pro forma results of operations (in thousands) assume that the Transaction occurred at the beginning of fiscal 2007, adjusted for the impact of certain acquisition related items based upon the final purchase price allocation, such as: additional amortization of identified intangible assets, additional depreciation expense of property and equipment, increased interest expense on acquisition debt, exclusion of Transaction-related charges and the related income tax effects. This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Transaction had actually occurred at the beginning of the fiscal periods, nor of the results that may be reported in the future.

	Three Months Ended June 29, 2007	Nine Months Ended June 29, 2007
Sales	$3,144,104	$9,235,592
Operating income	139,238	386,829
Interest and other financing costs, net	133,608	402,496
Net income (loss)	4,306	(4,560)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the Successor period from January 27, 2007 through June 29, 2007, the Company also recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility, which is included in “Interest and Other Financing Costs, net.” The cost was expensed in the Successor period since the bridge financing facility was entered into as part of the Transaction in the event the Company was unable to borrow funds in a public offering or a Rule 144A or other private placement; however, no funds were ever borrowed under the bridge financing facility since the Company was able to borrow the required funds in a Rule 144A transaction, and the bridge financing facility ceased to be available after the closing of the Transaction.

(3)	SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER:

The Company made interest payments of approximately $271.9 million, $189.6 million and $52.9 million and income tax payments of approximately $52.9 million, $15.3 million and $50.0 million during the Successor nine months ended June 27, 2008, the Successor period from January 27, 2007 through June 29, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007, respectively.

Pension expense related to defined benefit plans for the nine months ended June 27, 2008 was approximately $5.4 million.

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

	Three Months Ended June 27, 2008	Three Months Ended June 29, 2007
Comprehensive income	$63,598	$32,414

	Successor		Predecessor
	Nine Months Ended June 27, 2008	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007
Comprehensive income (loss)	$(20,578)	$10,699	$24,251

As of June 27, 2008 and September 28, 2007, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately $2.0 million and $2.1 million, respectively, foreign currency translation adjustment (net of tax) of approximately $9.3 million and ($2.1) million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($70.9) million and ($33.2) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Changes in total goodwill during the nine months ended June 27, 2008 follow (in thousands):

Segment	September 28, 2007	Adjustments to Purchase Price Allocation of the Transaction	Acquisitions	Translation	June 27, 2008
Food and Support Services—Domestic	$3,634,109	$(136,703)	$3,138	$(870)	$3,499,674
Food and Support Services—International	368,652	89,423	5,621	6,800	470,496
Uniform and Career Apparel	624,990	(37,350)	8,172	—	595,812

	$4,627,751	$(84,630)	$16,931	$5,930	$4,565,982

During the nine months ended June 27, 2008, the change in goodwill resulted principally from adjustments to the allocation of the Transaction purchase price (see Note 2) and acquisitions during the nine months ended June 27, 2008. The reallocation of the Transaction purchase price resulted principally from finalized fair value estimates and income tax effects. The amounts for acquisitions during the nine months ended June 27, 2008 may be revised upon final determination of the respective purchase price allocations.

Other intangible assets consist of (in thousands):

	June 27, 2008			September 28, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,747,822	$(253,656)	$1,494,166	$1,729,093	$(118,041)	$1,611,052
Tradename	766,454	—	766,454	764,519	—	764,519

	$2,514,276	$(253,656)	$2,260,620	$2,493,612	$(118,041)	$2,375,571

Acquisition-related intangible assets consist of customer relationship assets and the ARAMARK tradename. Customer relationship assets are amortizable and are being amortized on a straight-line basis over the expected period of benefit, 2 to 15 years, with a weighted average life of approximately 11 years. The ARAMARK tradename is an indefinite lived intangible asset and is not amortizable.

Intangible assets of approximately $12 million were acquired through business combinations during the first nine months of fiscal 2008. Amortization of intangible assets for the Successor nine months ended June 27, 2008, the Successor period from January 27, 2007 through June 29, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 was approximately $136 million, $74 million and $18 million, respectively.

(6)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments, such as interest rate swaps, forward exchange contract agreements and natural gas, gasoline and diesel fuel hedge agreements, are used to manage changes in market conditions related to debt obligations, foreign currency exposures and exposure to fluctuating natural gas, gasoline and diesel fuel prices. All derivatives are recognized on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s derivative agreements are all major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

Successor

The Company entered into $3.58 billion, £75 million and ¥5.0 billion of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. The Company entered into $300 million of these interest rate swap agreements during the nine months ended June 27,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2008. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the nine months ended June 27, 2008 and the period from January 27, 2007 through June 29, 2007, a net loss of approximately $35.9 million, net of tax, and a net gain of $10.3 million, net of tax, related to these interest rate swaps were recorded in other comprehensive income (loss), respectively. As of June 27, 2008, approximately $65.9 million of unrealized net losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive loss.” At June 27, 2008, the fair value of the interest rate swap agreements is approximately $113.1 million, of which $118.8 million is included in “Other Noncurrent Liabilities” offset by $5.7 million included in “Other Assets” in the Condensed Consolidated Balance Sheet. There was no hedge ineffectiveness for these cash flow hedging instruments during the nine months ended June 27, 2008 and the Successor period from January 27, 2007 through June 29, 2007.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement, which is designated as a cash flow hedging instrument, fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the cross currency swap agreement are included in interest expense. During the nine months ended June 27, 2008 and the period from January 27, 2007 through June 29, 2007, approximately $2.0 million of unrealized loss, net of tax, and $9.3 million of unrealized loss, net of tax, related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $2.1 million and ($8.7) million were reclassified to offset net transaction losses (gains) on the foreign currency denominated debt during the nine months ended June 27, 2008 and the period from January 27, 2007 through June 29, 2007, respectively. As of June 27, 2008, an unrealized loss of approximately $7.1 million, net of tax, related to the cross currency swap was included in “Accumulated other comprehensive loss.” At June 27, 2008, the fair value of the cross currency swap is approximately $34.7 million, which is included in “Other Noncurrent Liabilities” in the Condensed Consolidated Balance Sheet. The hedge ineffectiveness for this cash flow hedging instrument during the nine months ended June 27, 2008 and the Successor period from January 27, 2007 through June 29, 2007 was immaterial.

In fiscal 2008, the Company entered into a series of gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. The Company has contracts for approximately 7.0 million gallons outstanding for fiscal 2008 and 2009 that are designated as cash flow hedging instruments. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the gasoline and diesel fuel hedge agreements are included in “Cost of services provided” and were not material during the nine months ended June 27, 2008. As of June 27, 2008, an unrealized gain, net of tax, of approximately $1.6 million was recorded in “Accumulated other comprehensive loss” for these contracts. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments during the nine months ended June 27, 2008 was immaterial. As of June 27, 2008, the Company also has contracts for approximately 0.4 million gallons outstanding for fiscal 2008 that are not designated as hedges. Changes in the market value of these outstanding contracts are recorded directly in operating income and were not material in the nine months ended June 27, 2008. As of June 27, 2008, the fair value of the Company’s gasoline and diesel fuel hedge agreements was $2.9 million, which is included in “Prepayments and other current assets” in the Condensed Consolidated Balance Sheet.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of June 27, 2008 was $224.5 million, which is based on approximately 15.4 million shares of common stock of the Parent Company valued at $14.58 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

(8)	SHARE-BASED COMPENSATION:

Successor

Compensation cost charged to expense during the three and nine months ended June 27, 2008, the three months ended June 29, 2007 and the Successor period from January 27, 2007 through June 29, 2007 for share-based compensation programs was approximately $5.6 million, before taxes of $2.2 million, $22.1 million, before tax of $8.6 million, $10.4 million, before taxes of $4.0 million, and $17.6 million, before taxes of $6.7 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Operations. No compensation cost was capitalized. For the nine months ended June 27, 2008 and the Successor period from January 27, 2007 through June 29, 2007, the amount of excess tax benefits included in “Other financing activities” in the Condensed Consolidated Statements of Cash Flows was approximately $1.3 million and $0, respectively.

Stock Options

Time-Based Options

The compensation cost charged to expense during the three and nine months ended June 27, 2008, the three months ended June 29, 2007, and the Successor period from January 27, 2007 through June 29, 2007 for Time-Based Options was approximately $2.9 million, $8.2 million, $2.6 million and $4.5 million, respectively.

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at September 28, 2007	13,146	$10.13
Granted	1,485	$14.28
Exercised	(60)	$10.00
Forfeited	(592)	$10.15

Outstanding at June 27, 2008	13,979	$10.57

The weighted-average grant-date fair value using the Black-Scholes option pricing model of Time-Based Options granted during the nine months ended June 27, 2008 was $4.08 per option.

Performance-Based Options

The compensation cost charged to expense during the three and nine months ended June 27, 2008, the three months ended June 29, 2007, and the Successor period from January 27, 2007 through June 29, 2007 for Performance-Based Options was approximately $2.6 million, $10.4 million, $5.1 million and $8.4 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at September 28, 2007	13,146	$10.13
Granted	1,485	$14.28
Exercised	(60)	$10.00
Forfeited	(578)	$10.16

Outstanding at June 27, 2008	13,993	$10.57

The weighted-average grant-date fair value using the Black-Scholes option pricing model of Performance-Based Options granted during the nine months ended June 27, 2008 was $3.99 per option.

Nonvested Shares

The compensation cost charged to expense during the three and nine months ended June 27, 2008, the three months ended June 29, 2007, and the Successor period from January 27, 2007 through June 29, 2007 for nonvested share awards was approximately $0, $3.1 million, $2.7 million and $4.4 million, respectively.

A summary of nonvested shares activity is presented below:

Nonvested Shares	Shares (000s)	Weighted- Average Grant-Date Fair Value
Nonvested at September 28, 2007	997	$10.00
Granted	—	$—
Vested	(975)	$10.00
Forfeited	(22)	$10.00

Nonvested at June 27, 2008	—	$—

Deferred Stock Units

The Company granted 27,850 deferred stock units during the nine months ended June 27, 2008. The compensation cost charged to expense during the three and nine months ended June 27, 2008, the three months ended June 29, 2007, and the Successor period from January 27, 2007 through June 29, 2007 for deferred stock units was approximately $0.1 million, $0.4 million, $0 and $0.3 million, respectively.

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

For the Predecessor period from September 30, 2006 through January 26, 2007, approximately $11.2 million of excess tax benefits were included in “Other financing activities” in the Condensed Consolidated Statement of Cash Flows.

Compensation cost charged to expense in the Predecessor period from September 30, 2006 through January 26, 2007 for all share-based compensation programs was approximately $84.1 million, before taxes of $31.9 million. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Operations. No cost was capitalized during Predecessor period of fiscal 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

Compensation cost was recognized on a straight-line basis over the vesting period during which employees performed the related services. Approximately $51.4 million was charged to expense during the Predecessor period from September 30, 2006 through January 26, 2007.

Pursuant to the Transaction, all nonvested stock options vested immediately, which resulted in a charge of approximately $21.1 million during the Predecessor period from September 30, 2006 through January 26, 2007 for the recognition of all unrecognized compensation cost. In addition, due to provisions included in the ARAMARK 2001 Equity Incentive Plan (2001 EIP) that allowed for the cash settlement of stock options upon a change in control, the Predecessor period from September 30, 2006 through January 26, 2007 also includes a charge of approximately $26.1 million for the reclassification of stock options from equity awards to liability awards.

Restricted Stock Units

Compensation cost was recognized on a straight-line basis over the vesting period during which employees performed the related services. Approximately $32.7 million was charged to expense during the Predecessor period from September 30, 2006 through January 26, 2007.

Pursuant to the Transaction, all nonvested restricted stock units vested immediately, which resulted in a charge of approximately $21.1 million during the Predecessor period from September 30, 2006 through January 26, 2007 for the recognition of all unrecognized compensation cost. In addition, due to provisions included in the 2001 EIP that allowed for the cash settlement of restricted stock units upon a change in control, the Predecessor period from September 30, 2006 through January 26, 2007 also includes a charge of approximately $8.8 million for the reclassification of restricted stock units from equity awards to liability awards.

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

The Company has retained an undivided interest in the transferred receivables of approximately $158.4 million and $289.0 million at June 27, 2008 and September 28, 2007, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both June 27, 2008 and September 28, 2007. At June 27, 2008 and September 28, 2007, approximately $250.0 million and $234.6 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was approximately $9.3 million, $6.0 million and $4.1 million for the Successor nine months ended June 27, 2008, the Successor period from January 27, 2007 through June 29, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company. Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended June 27, 2008	Nine Months Ended June 27, 2008	Three Months Ended June 29, 2007	Period from January 27, 2007 through June 29, 2007
Sales	$365,603	$1,031,325	$306,110	$494,943
Gross profit	42,739	123,383	37,864	61,304
Net income	4,921	17,126	5,032	8,998

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of allocated investment amortization, was $1.7 million, $6.3 million, $1.9 million and $3.5 million for the three and nine months ended June 27, 2008, the three months ended June 29, 2007 and the Successor period from January 27, 2007 through June 29, 2007, respectively, and is recorded as a reduction of “Cost of services provided” in the Condensed Consolidated Statements of Operations.

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

Sales and operating income by reportable segment follow (in thousands):

Sales	Three Months Ended June 27, 2008	Three Months Ended June 29, 2007
Food and Support Services—Domestic	$2,219,849	$2,122,980
Food and Support Services—International	733,367	603,076
Uniform and Career Apparel	426,862	418,048

	$3,380,078	$3,144,104

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating Income	Three Months Ended June 27, 2008	Three Months Ended June 29, 2007
Food and Support Services—Domestic	$73,692	$74,772
Food and Support Services—International	29,675	24,952
Uniform and Career Apparel	29,460	33,609

	132,827	133,333
Corporate	(13,906)	(23,468)
Other income (expense) (Note 13)	—	21,177

Operating Income	118,921	131,042
Interest, net	(123,940)	(133,608)

Loss Before Taxes	$(5,019)	$(2,566)

	Successor		Predecessor
Sales	Nine Months Ended June 27, 2008	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007
Food and Support Services—Domestic	$6,550,152	$3,605,936	$2,674,435
Food and Support Services—International	2,052,969	982,790	714,550
Uniform and Career Apparel	1,300,754	700,998	556,883

	$9,903,875	$5,289,724	$3,945,868

	Successor		Predecessor
Operating Income	Nine Months Ended June 27, 2008	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007
Food and Support Services—Domestic	$270,123	$151,332	$130,735
Food and Support Services—International	75,740	43,630	22,621
Uniform and Career Apparel	92,286	52,281	51,161

	438,149	247,243	204,517
Corporate	(46,788)	(28,624)	(135,982)
Other income (expense) (Note 13)	—	21,177	—

Operating Income	391,361	239,796	68,535
Interest, net	(382,342)	(237,629)	(48,672)

Income Before Taxes	$9,019	$2,167	$19,863

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation and amortization increased significantly in the Successor periods compared to the Predecessor periods as a result of purchase accounting for the Transaction, which resulted in the allocation of approximately $1.7 billion of purchase consideration to amortizable customer relationship intangible assets and fair value adjustments to property and equipment. Depreciation and amortization for the Successor three and nine months ended June 27, 2008, the Successor three months ended June 29, 2007, the Successor period from January 27, 2007 through June 29, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 by segment follows (in thousands):

	Successor				Predecessor
	Three Months Ended June 27, 2008	Three Months Ended June 29, 2007	Nine Months Ended June 27, 2008	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007
Food and Support Services—Domestic	$80,611	$81,600	$241,315	$131,290	$72,593
Food and Support Services—International	15,155	13,085	44,900	22,368	15,545
Uniform and Career Apparel	30,076	27,256	87,226	47,250	27,650
Corporate	247	291	742	544	650

	$126,089	$122,232	$374,183	$201,452	$116,438

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded as Corporate expense costs of $112.1 million related to the Transaction, which included $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives. During the three months ended June 29, 2007 and the Successor period from January 27, 2007 through June 29, 2007, the Company recorded costs of approximately $4.3 million and $4.6 million, respectively, related to legal fees associated with the Transaction.

During the Successor period from January 27, 2007 through June 29, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction, which is included in “Interest, net” (see Note 2).

(12)	NEW ACCOUNTING PRONOUNCEMENTS:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will enhance and expand the disclosures for derivative instruments and hedging activities. SFAS No. 161 is effective for ARAMARK beginning in the second quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which will significantly change the accounting for business combinations. SFAS No. 141R is effective for ARAMARK for business combinations finalized beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for ARAMARK beginning in fiscal 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for ARAMARK beginning in fiscal 2010.

The Company is currently evaluating each of these pronouncements.

(13)	ACQUISITIONS AND DIVESTITURES:

During June 2007, the Company sold its 50% partnership interest in SMG for approximately $285 million, net of transaction fees, which exceeded the historical basis of the investment prior to the Transaction by approximately $217 million. The excess was fully taxable, resulting in a current income tax liability of approximately $76 million. In connection with the Transaction accounting, the SMG investment was written up to its estimated acquisition date fair value, except for the portion (approximately 10%) related to the carryover investor basis (see Note 2). As a result, for financial reporting purposes a gain of $21.2 million, related to the Predecessor basis portion of the investment, was recognized as “Other (income) expense” in the Condensed Consolidated Statements of Operations.

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

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $80.9 million at June 27, 2008 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for these arrangements at June 27, 2008.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

June 27, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$10.4	$33.6	$40.7	$—	$84.7
Receivables	6.5	292.6	634.4	—	933.5
Inventories, at lower of cost or market	19.0	429.9	77.5	—	526.4
Prepayments and other current assets	35.5	82.9	26.6	—	145.0

Total current assets	71.4	839.0	779.2	—	1,689.6

Property and Equipment, net	50.5	965.9	205.1	—	1,221.5
Goodwill	173.1	3,713.0	679.9	—	4,566.0
Investment in and Advances to Subsidiaries	6,992.2	257.7	296.2	(7,546.1)	—
Other Intangible Assets	81.9	1,889.6	289.1	—	2,260.6
Other Assets	134.5	355.6	256.8	(2.0)	744.9

	$7,503.6	$8,020.8	$2,506.3	$(7,548.1)	$10,482.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.3	$13.1	$35.0	$—	$50.4
Accounts payable	117.5	266.6	282.4	—	666.5
Accrued expenses and other liabilities	246.6	549.4	170.4	—	966.4

Total current liabilities	366.4	829.1	487.8	—	1,683.3

Long-Term Borrowings	5,228.8	45.9	608.3	—	5,883.0
Deferred Income Taxes and Other Noncurrent Liabilities	310.8	827.2	180.7	—	1,318.7
Intercompany Payable	—	6,071.2	1,005.0	(7,076.2)	—
Common Stock Subject to Repurchase	224.5	—	—	—	224.5
Shareholder’s Equity	1,373.1	247.4	224.5	(471.9)	1,373.1

	$7,503.6	$8,020.8	$2,506.3	$(7,548.1)	$10,482.6

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended June 27, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$291.7	$2,105.4	$983.0	$—	$3,380.1

Costs and Expenses:
Cost of services provided	294.3	1,885.2	908.3	—	3,087.8
Depreciation and amortization	5.5	97.3	23.2	—	126.0
Selling and general corporate expenses	15.4	24.5	7.4	—	47.3
Interest and other financing costs	108.6	1.0	14.4	—	124.0
Expense allocation	(139.0)	129.4	9.6	—	—

	284.8	2,137.4	962.9	—	3,385.1

Income (Loss) before income taxes	6.9	(32.0)	20.1	—	(5.0)
Provision (Benefit) for Income Taxes	2.5	(9.2)	5.3	—	(1.4)
Equity in Net Loss of Subsidiaries	(8.0)	—	—	8.0	—

Net income (loss)	$(3.6)	$(22.8)	$14.8	$8.0	$(3.6)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended June 27, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$864.3	$6,235.6	$2,803.9	$—	$9,903.8

Costs and Expenses:
Cost of services provided	858.7	5,547.6	2,588.4	—	8,994.7
Depreciation and amortization	19.9	285.7	68.6	—	374.2
Selling and general corporate expenses	51.9	72.1	19.6	—	143.6
Interest and other financing costs	333.3	2.3	46.7	—	382.3
Expense allocation	(385.7)	364.1	21.6	—	—

	878.1	6,271.8	2,744.9	—	9,894.8

Income (Loss) before income taxes	(13.8)	(36.2)	59.0	—	9.0
Provision (Benefit) for Income Taxes	(3.2)	(9.4)	15.8	—	3.2
Equity in Net Income of Subsidiaries	16.4	—	—	(16.4)	—

Net income (loss)	$5.8	$(26.8)	$43.2	$(16.4)	$5.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended June 29, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$297.1	$2,029.5	$817.5	$—	$3,144.1

Costs and Expenses:
Cost of services provided	302.0	1,782.6	753.1	—	2,837.7
Depreciation and amortization	4.0	98.1	20.2	—	122.3
Selling and general corporate expenses	24.7	22.5	5.9	—	53.1
Interest and other financing costs	118.5	0.6	14.5	—	133.6
Expense allocation	2.9	3.6	(6.5)	—	—

	452.1	1,907.4	787.2	—	3,146.7

Income (Loss) before income taxes	(155.0)	122.1	30.3	—	(2.6)
Provision (Benefit) for Income Taxes	(60.1)	47.7	10.5	—	(1.9)
Equity in Net Income of Subsidiaries	94.2	—	—	(94.2)	—

Net income (loss)	$(0.7)	$74.4	$19.8	$(94.2)	$(0.7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from January 27, 2007 through June 29, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$495.7	$3,444.3	$1,349.7	$—	$5,289.7

Costs and Expenses:
Cost of services provided	501.0	3,032.5	1,236.7	—	4,770.2
Depreciation and amortization	7.7	159.4	34.4	—	201.5
Selling and general corporate expenses	30.6	38.3	9.4	—	78.3
Interest and other financing costs	215.8	1.0	20.8	—	237.6
Expense allocation	(20.4)	18.7	1.7	—	—

	734.7	3,249.9	1,303.0	—	5,287.6

Income (Loss) before income taxes	(239.0)	194.4	46.7	—	2.1
Provision (Benefit) for Income Taxes	(93.6)	76.2	15.8	—	(1.6)
Equity in Net Income of Subsidiaries	149.1	—	—	(149.1)	—

Net income	$3.7	$118.2	$30.9	$(149.1)	$3.7

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended June 27, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$35.9	$(45.2)	$184.5	$71.6	$246.8

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(8.2)	(161.6)	(58.6)	—	(228.4)
Disposals of property and equipment	0.8	5.1	4.3	—	10.2
Acquisitions of businesses, net of cash acquired	—	(26.5)	(7.9)	—	(34.4)
Other investing activities	0.7	(6.3)	3.0	—	(2.6)

Net cash used in investing activities	(6.7)	(189.3)	(59.2)	—	(255.2)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	12.0	—	20.6	—	32.6
Payment of long-term borrowings	(1.6)	(6.5)	(15.6)	—	(23.7)
Proceeds from issuance of common stock	1.2	—	—	—	1.2
Capital contributions	3.9	—	—	—	3.9
Repurchase of stock	(8.7)	—	—	—	(8.7)
Other financing activities	4.2	—	—	—	4.2
Change in intercompany, net	(64.2)	246.1	(110.3)	(71.6)	—

Net cash provided by (used in) financing activities	(53.2)	239.6	(105.3)	(71.6)	9.5

Increase (Decrease) in cash and cash equivalents	(24.0)	5.1	20.0	—	1.1

Cash and cash equivalents, beginning of period	34.4	28.5	20.7	—	83.6

Cash and cash equivalents, end of period	$10.4	$33.6	$40.7	$—	$84.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the period from January 27, 2007 through June 29, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$603.1	$(239.2)	$(15.5)	$(18.2)	$330.2

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(7.1)	(92.2)	(26.9)	—	(126.2)
Disposals of property and equipment	1.3	5.0	0.9	—	7.2
Proceeds from sale of investment	—	286.0	—	—	286.0
Acquisitions of businesses, net of cash acquired	—	(2.4)	(23.7)	—	(26.1)
Acquisition of ARAMARK Corporation	(6,100.0)	—	—	—	(6,100.0)
Other investing activities	54.0	(43.3)	(186.2)	180.8	5.3

Net cash provided by (used in) investing activities	(6,051.8)	153.1	(235.9)	180.8	(5,953.8)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	5,382.8	—	555.1	—	5,937.9
Payment of long-term borrowings	(1,630.7)	(5.9)	(438.5)	—	(2,075.1)
Capital contributions	1,841.1	—	—	—	1,841.1
Repurchase of stock	(0.6)	—	—	—	(0.6)
Other financing activities	(136.4)	—	(2.1)	—	(138.5)
Change in intercompany, net	(76.6)	93.2	146.0	(162.6)	—

Net cash provided by financing activities	5,379.6	87.3	260.5	(162.6)	5,564.8

Increase (Decrease) in cash and cash equivalents	(69.1)	1.2	9.1	—	(58.8)
Cash and cash equivalents, beginning of period	77.4	31.2	28.0	—	136.6

Cash and cash equivalents, end of period	$8.3	$32.4	$37.1	$—	$77.8

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended June 27, 2008 and June 29, 2007 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

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

RESULTS OF OPERATIONS

Consolidated Overview

The following table presents our results of operations for the three and nine months ended June 27, 2008, the three months ended June 29, 2007, the Successor period from January 27, 2007 through June 29, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 (dollars in millions).

	Three Months Ended June 27, 2008	Three Months Ended June 29, 2007
Sales	$3,380.1	$3,144.1
Costs and Expenses	3,261.2	3,013.1

Operating Income	118.9	131.0
Interest and Other Financing Costs, net	123.9	133.6

Loss Before Income Taxes	(5.0)	(2.6)
Benefit for Income Taxes	(1.4)	(1.9)

Net Loss	$(3.6)	$(0.7)

	Successor		Predecessor
	Nine Months Ended June 27, 2008	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007
Sales	$9,903.9	$5,289.7	$3,945.9
Costs and Expenses	9,512.5	5,049.9	3,877.4

Operating Income	391.4	239.8	68.5
Interest and Other Financing Costs, net	382.4	237.6	48.7

Income Before Income Taxes	9.0	2.2	19.8
Provision (Benefit) for Income Taxes	3.2	(1.6)	5.0

Net Income	$5.8	$3.8	$14.8

Sales for the Successor three and nine months ended June 27, 2008, the Successor three months ended June 29, 2007, the Successor period from January 27, 2007 through June 29, 2007, and the Predecessor period from September 30, 2006 through January 26, 2007 were $3,380.1 million, $9,903.9 million, $3,144.1 million, $5,289.7 million and $3,945.9 million, respectively. The fiscal 2008 periods benefited from base business growth in our worldwide Food and Support Services businesses and growth in our uniform rental business.

Operating income for the Successor three and nine months ended June 27, 2008, the Successor three months ended June 29, 2007, the Successor period from January 27, 2007 through June 29, 2007, and the Predecessor period from September 30, 2006 through January 26, 2007 was $118.9 million, $391.4 million, $131.0 million, $239.8 million and $68.5 million, respectively. Depreciation and amortization expense increased significantly in fiscal 2008 compared to fiscal 2007 as a result of purchase accounting for the Transaction, which resulted in the allocation of approximately $1.7 billion of purchase consideration to amortizable customer relationship intangible assets and fair value adjustments to property and equipment. Depreciation and amortization expense for the Successor three and nine months ended June 27, 2008, the Successor three months ended June 29, 2007, the Successor period from January 27, 2007 through June 29, 2007, and the Predecessor period from September 30, 2006 through January 26, 2007 was $126.1 million, $374.2 million, $122.2 million, $201.5 million and $116.4 million, respectively. Operating income for the Successor three months ended June 29, 2007 also includes Transaction-related costs of $4.3 million, a gain of $21.2 million from the sale of our 50% interest in SMG and $2.9 million of insurance proceeds related to Hurricane Katrina. Operating income for the Successor period from January 27, 2007 through June 29, 2007 also includes Transaction-related costs of $4.6 million, a gain of $21.2 million from the sale of our 50% interest in SMG, $2.9 million of insurance proceeds related to Hurricane Katrina and a $3.8 million currency transaction gain. Operating income for the Predecessor period from September 30, 2006 through January 26, 2007 includes Transaction-related costs of $112.1 million.

Interest and other financing costs, net, for the Successor three and nine months ended June 27, 2008, the Successor three months ended June 29, 2007 and the Successor period from January 27, 2007 through June 29, 2007 reflect the significant increase in debt levels resulting from the Transaction. The Successor period from January 27, 2007 through June 29, 2007 also includes a charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction (see Note 2 of the condensed consolidated financial statements).

The effective income tax rates varied during the periods of fiscal 2008 and 2007 due to the more significant rate effect of tax credits and other items as our pretax income has been reduced as a result of the Transaction. We anticipate that our effective tax rate will continue to be volatile in future periods.

Net income (loss) for the Successor three and nine months ended June 27, 2008, the Successor three months ended June 29, 2007, the Successor period from January 27, 2007 through June 29, 2007, and the Predecessor period from September 30, 2006 through January 26, 2007 was ($3.6) million, $5.8 million, $(0.7) million, $3.8 million and $14.8 million, respectively, reflecting the significant Transaction-related costs, increased interest expense, increased intangible asset amortization and property and equipment depreciation resulting from the Transaction, and the $21.2 million gain from the sale of our 50% interest in SMG in the third quarter of fiscal 2007.

Supplementary Presentation of Results of Operations

We have prepared our supplementary discussion of the results of operations for the three and nine months ended June 27, 2008 by comparing the three months ended June 27, 2008 to the three months ended June 29, 2007 and the nine months ended June 27, 2008 to the mathematical combination of the Successor and Predecessor periods in the nine months ended June 29, 2007. Although this presentation does not comply with U.S. generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison because it enables us to compare our consolidated results over equivalent periods of time. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

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

The following tables present our sales and operating income, and related percentages, attributable to each operating segment, for the three and nine months ended June 27, 2008 and June 29, 2007 (dollars in millions).

	Three Months Ended June 27, 2008		Three Months Ended June 29, 2007
Sales by Segment	$	%	$	%
Food and Support Services—Domestic	$2,219.8	66%	$2,123.0	68%
Food and Support Services—International	733.4	22%	603.1	19%
Uniform and Career Apparel	426.9	12%	418.0	13%

	$3,380.1	100%	$3,144.1	100%

	Successor			Predecessor	Combined(1)
	Nine Months Ended June 27, 2008		Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007
Sales by Segment	$	%	$	$	$	%
Food and Support Services—Domestic	$6,550.1	66%	$3,606.0	$2,674.4	$6,280.4	68%
Food and Support Services—International	2,053.0	21%	982.7	714.6	1,697.3	18%
Uniform and Career Apparel	1,300.8	13%	701.0	556.9	1,257.9	14%

	$9,903.9	100%	$5,289.7	$3,945.9	$9,235.6	100%

	Three Months Ended June 27, 2008		Three Months Ended June 29, 2007
Operating Income by Segment	$	%	$	%
Food and Support Services—Domestic	$73.7	62%	$74.8	57%
Food and Support Services—International	29.7	25%	24.9	19%
Uniform and Career Apparel	29.4	25%	33.6	26%

	132.8	112%	133.3	102%
Corporate	(13.9)	-12%	(23.5)	-18%
Other income (expense)	—	—	21.2	16%

	$118.9	100%	$131.0	100%

	Successor			Predecessor	Combined(1)
	Nine Months Ended June 27, 2008		Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007
Operating Income by Segment	$	%	$	$	$	%
Food and Support Services—Domestic	$270.1	69%	$151.3	$130.8	$282.1	92%
Food and Support Services—International	75.8	19%	43.6	22.6	66.2	21%
Uniform and Career Apparel	92.3	24%	52.3	51.1	103.4	34%

	438.2	112%	247.2	204.5	451.7	147%
Corporate	(46.8)	-12%	(28.6)	(136.0)	(164.6)	-54%
Other income (expense)	—	—	21.2	—	21.2	7%

	$391.4	100%	$239.8	$68.5	$308.3	100%

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

Consolidated Overview

Sales of $3.4 billion for the fiscal 2008 third quarter and $9.9 billion for the nine-month period represented an increase of 8% and 7%, respectively, over the prior year periods. Excluding the impact of acquisitions, divestitures, foreign currency translation and conforming the fiscal reporting period of a subsidiary to that of the Company in fiscal 2007, the consolidated sales increase was 6% and 5% for the three and nine-month periods, respectively. Operating income was $118.9 million for the fiscal 2008 third quarter and $391.4 million for the nine-month period compared to $131.0 million and $308.3 million for the three and nine-month periods of fiscal 2007, respectively. The third quarter of fiscal 2007 includes Transaction-related costs of $4.3 million, a gain of $21.2 million from the sale of our 50% interest in SMG and $2.9 million of insurance proceeds related to Hurricane Katrina. The nine-month period of fiscal 2007 includes Transaction-related costs of $116.7 million, a gain of $21.2 million from the sale of our 50% interest in SMG, $2.9 million of insurance proceeds related to Hurricane Katrina and a $3.8 million currency transaction gain. Excluding the items above, the impact of foreign currency translation and the divestiture of the Company’s 50% interest in SMG in June 2007 ($3.9 million and $14.6 million for the three and nine-month periods of fiscal 2007, respectively), operating income increased 8% and decreased 1% for the three and nine-month periods, respectively. The increase in the quarter was driven by growth in the Food and Support Services—International segment and reduced share-based compensation expense. The decrease in the nine-month period was driven by growth in the Food and Support Services—Domestic and Food and Support Services—International segments being more than offset by the increase in depreciation and amortization expense, which was $374.2 million in the nine-month period of fiscal 2008 compared to $317.9 million in the prior year period. Depreciation and amortization expense increased significantly in fiscal 2008 compared to fiscal 2007 as a result of purchase accounting for the Transaction, which resulted in the allocation of approximately $1.7 billion of purchase consideration to amortizable customer relationship intangible assets and fair value adjustments to property and equipment.

Interest and other financing costs, net, for the third quarter of fiscal 2008 decreased approximately $9.7 million from the prior year period primarily due to lower average interest rates. Interest and other financing costs, net, for the nine months of fiscal 2008 increased approximately $96.0 million from the prior year period due to the significant increase in debt levels resulting from the Transaction. In addition, the 2007 nine-month period includes a charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction.

The effective income tax rate for the nine months of fiscal 2008 was 35.3% compared to 15.6% in the prior year period. The variability in the effective tax rate is caused by the more significant rate effect of tax credits and other items as our pretax income has been reduced as a result of the Transaction. We anticipate that our effective tax rate will continue to be volatile in future periods.

Net income (loss) for the three and nine-months of fiscal 2008 was ($3.6) million and $5.8 million, respectively, compared to ($0.7) million and $18.6 million in the prior year periods, respectively, also reflecting the significant Transaction-related costs, increased interest expense, increased intangible asset amortization and property and equipment depreciation resulting from the Transaction, and the $21.2 million gain from the sale of our 50% interest in SMG in the third quarter of fiscal 2007.

Segment Results

The following tables present a fiscal 2008/2007 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended June 27, 2008	Three Months Ended June 29, 2007	Change
Sales by Segment	$	$	$	%
Food and Support Services—Domestic	$2,219.8	$2,123.0	$96.8	5%
Food and Support Services—International	733.4	603.1	130.3	22%
Uniform and Career Apparel	426.9	418.0	8.9	2%

	$3,380.1	$3,144.1	$236.0	8%

	Successor		Predecessor	Combined(1)
	Nine Months Ended June 27, 2008	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007	Change
Sales by Segment	$	$	$	$	$	%
Food and Support Services—Domestic	$6,550.1	$3,606.0	$2,674.4	$6,280.4	$269.7	4%
Food and Support Services—International	2,053.0	982.7	714.6	1,697.3	355.7	21%
Uniform and Career Apparel	1,300.8	701.0	556.9	1,257.9	42.9	3%

	$9,903.9	$5,289.7	$3,945.9	$9,235.6	$668.3	7%

	Three Months Ended June 27, 2008	Three Months Ended June 29, 2007	Change
Operating Income by Segment	$	$	$	%
Food and Support Services—Domestic	$73.7	$74.8	$(1.1)	-1%
Food and Support Services—International	29.7	24.9	4.8	19%
Uniform and Career Apparel	29.4	33.6	(4.2)	-12%
Corporate	(13.9)	(23.5)	9.6	-41%
Other income (expense)	—	21.2	(21.2)	n/m (2)

	$118.9	$131.0	$(12.1)	-9%

	Successor		Predecessor	Combined(1)
	Nine Months Ended June 27, 2008	Period from January 27, 2007 through June 29, 2007	Period from September 30, 2006 through January 26, 2007	Nine Months Ended June 29, 2007	Change
Operating Income by Segment	$	$	$	$	$	%
Food and Support Services—Domestic	$270.1	$151.3	$130.8	$282.1	$(12.0)	-4%
Food and Support Services—International	75.8	43.6	22.6	66.2	9.6	14%
Uniform and Career Apparel	92.3	52.3	51.1	103.4	(11.1)	-11%
Corporate	(46.8)	(28.6)	(136.0)	(164.6)	117.8	n/m (2)
Other income (expense)	—	21.2	—	21.2	(21.2)	n/m (2)

	$391.4	$239.8	$68.5	$308.3	$83.1	27%

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

Food and Support Services—Domestic Segment

Food and Support Services—Domestic segment sales for the three and nine-month periods of fiscal 2008 increased 5% and 4% over the prior year periods, respectively, primarily due to growth in the Sports & Entertainment, Higher Education and Healthcare businesses. Excluding the impact of acquisitions and foreign currency translation, sales growth was approximately 4% and 3% for the third quarter and the nine-month period, respectively. Our Business & Industry sector had low-single digit sales growth for the third quarter and the nine-month period of fiscal 2008, led primarily by Refreshment Services, and offset somewhat by a lower level of activity in our remote camps business in Canada as well as the impact of lower employment levels at a number of our business clients, especially those in the financial services sector. The Education sector had high-single digit sales growth for the third quarter and mid-single digit sales growth for the nine-month period of fiscal 2008, with strong base business growth in our Higher Education food business offset by lost business in K-12. The Higher Education business did benefit somewhat in the third quarter from the timing of the Easter holiday which fell in our second fiscal quarter this year as compared to our third quarter in the previous year. In our Healthcare sector, we realized mid-single digit sales growth for the third quarter and the nine-month period of fiscal 2008, led primarily by base growth in facility services. Our Sports and Entertainment sector had mid-single digit sales growth for the third quarter and nine-month period of fiscal 2008 led by the Stadiums & Arenas business.

Operating income in the Food and Support Services—Domestic segment was $73.7 million for the third quarter of fiscal 2008 compared to $74.8 million in the prior year period. Strong performance in Higher Education and Refreshment Services was offset by profit declines in our parks, corrections and convention center businesses. Our national and state parks business and our convention centers were quite soft in the quarter as we felt the impact of declines in consumer and business spending, while the decline in Corrections profits was primarily due to an unfavorable change in contract terms for a large state corrections client and continuing food cost increases. Operating income in the Food and Support Services—Domestic segment was $270.1 million for the nine-month period of fiscal 2008 compared to $282.1 million in the prior year period, as strong profit performance in the Education, Business & Industry and Healthcare sectors was more than offset by an increase in depreciation and amortization expense due to application of purchase accounting for the Transaction, which was $241.3 million in the nine-month period of fiscal 2008 compared to $203.9 million in the fiscal 2007 period.

Food and Support Services—International Segment

Sales for the third quarter of fiscal 2008 for the Food and Support Services—International segment were $733.4 million, an increase of 22% over the prior year period, led primarily by our operations in the U.K, China, Germany, Spain and Belgium. For the nine-month period of fiscal 2008, sales increased 21% over the prior year period to $2.1 billion. Excluding the impact of acquisitions, divestitures, foreign currency translation and conforming the fiscal reporting period of a subsidiary to that of the Company in fiscal 2007, sales growth was approximately 16% and 12% for the quarter and the nine-month period, respectively.

Operating income for the third quarter of fiscal 2008 was $29.7 million, up 19% from the prior year quarter, led by profit growth in Germany, Spain, the U.K. and Ireland. The results in the quarter benefited somewhat from the timing of the Easter holiday, which fell in our fiscal second quarter this year. For the nine-month period of fiscal 2008, operating income was $75.8 million, up 14% over prior year, with strong operating performance in the U.K., Ireland, Germany and Chile partially offset by an increase in depreciation and amortization expense due to application of purchase accounting for the Transaction, which was $44.9 million in the nine-month period of fiscal 2008 compared to $37.9 million in the fiscal 2007 period. Currency translation contributed approximately 9% to the growth in the three and nine-month periods.

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, third quarter sales of $426.9 million were up 2% from the prior year period, led by growth in the uniform rental business and Galls offset by a sales decline at WearGuard-Crest. For the nine-month period of fiscal 2008, sales were $1.3 billion, up 3% from the prior year, led by growth in the uniform rental business. Economic pressures on our business clients have had a negative impact on our results, particularly in the direct sale portion of our business, where apparel sales have been down across all sale channels and are showing more significant year over year declines than in the first half of this year.

Operating income for the third quarter of fiscal 2008 was $29.4 million compared to $33.6 million in the prior year period, as strong performance in the uniform rental business, despite the negative impact of higher fuel costs, was more than offset by a decline in profits at WearGuard-Crest primarily as a result of lower apparel sales volumes, and an increase in depreciation and amortization expense due to application of purchase accounting for the Transaction, which was $30.1 million in the fiscal 2008 quarter compared to $27.3 million in the fiscal 2007 period. For the nine-month period of fiscal 2008, operating income was $92.3 million compared to $103.4 million in the prior year period, as strong performance in the uniform rental business and Galls was more than offset by a decline in profits at WearGuard-Crest, which has been impacted throughout the fiscal year by declining levels of apparel demand across all sales channels, and an increase in depreciation and amortization expense due to application of purchase accounting for the Transaction, which was $87.2 million in the nine-month period of fiscal 2008 compared to $74.9 million in the fiscal 2007 period.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $13.9 million and $46.8 million for the three and nine-month periods of fiscal 2008, respectively, compared to $23.5 million and $164.6 million for the prior year periods, respectively. The decrease was due principally to $4.3 million and $116.7 million of Transaction-related costs incurred during the three and nine-month periods of fiscal 2007, respectively, and reduced share-based compensation expense in fiscal 2008 compared to fiscal 2007. The Transaction-related costs included $4.3 million and $15.8 million of accounting, investment banking, legal and other costs associated with the Transaction in the three and nine-month periods, respectively, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units for the nine-month period, and a charge of approximately $23.8 million related to change in control payments to certain executives for the nine-month period. The Company also recorded a currency transaction gain of approximately $3.8 million in the nine-month period of fiscal 2007.

Other Income (Expense)

During June 2007, the Company recorded a gain of approximately $21.2 million resulting from the sale of its 50% interest in SMG.

OUTLOOK

The uncertain economic environment, including the variability of food and fuel costs, will likely continue to have an impact on our operations, particularly parks and destinations, convention centers, business services, corrections and uniform. Certain of our sectors, like Education and Healthcare, will be less impacted by the current economic environment.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities was $246.8 million in the fiscal 2008 nine-month period compared to $254.1 million in the comparable nine-month period of fiscal 2007. The principal components (in millions) of the net change of $7.3 million were:

• Increase in the total of net income and noncash charges	$93.7
• Decrease in accounts receivable sale proceeds	(12.0)
• Increased working capital requirements	(110.3)
• Other, net	21.3

$(7.3)

The increase in the total of net income and noncash charges results mainly from an overall growth in the business over the prior period and the Transaction-related costs recognized in fiscal 2007. The higher accounts receivable sale proceeds in fiscal 2007 were a result of the increase in the size of the Receivables Facility in connection with the Transaction in January 2007. The increased working capital requirements relate to decreases in current liabilities due to the timing of disbursements and the tax payment related to the gain on the sale of SMG that was not made until the fourth quarter of fiscal 2007. “Other” reflects increases in certain noncurrent liabilities (retirement plans and insurance).

As a result of the Transaction, we are highly leveraged. At June 27, 2008, we had outstanding approximately $5.9 billion in aggregate indebtedness. Due to an increase in Adjusted EBITDA, our Consolidated Secured Debt Ratio is below 4.00x; therefore, effective December 27, 2007, the actual margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities were reduced from 2.00% to 1.875% with respect to LIBOR borrowings and from 1.00% to 0.875% with respect to base-rate borrowings. In January 2008, the size of the Company’s synthetic letter of credit facility was reduced to $200 million. During the nine months ended June 27, 2008, the Company entered into $300 million of interest rate swap agreements, which are designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings and floating rate notes.

At July 25, 2008, there was approximately $453.1 million of unused committed credit availability under our senior secured revolving credit facility. As of June 27, 2008, there was approximately $525.6 million outstanding in foreign currency borrowings.

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

(in millions)	Three Months Ended June 27, 2008	Three Months Ended March 28, 2008	Three Months Ended December 28, 2007	Three Months Ended September 28, 2007	Twelve Months Ended June 27, 2008
Net income (loss)	$(3.6)	$(16.6)	$26.1	$12.3	$18.2
Interest and other financing costs, net	123.9	129.4	129.0	128.3	510.6
Provision (benefit) for income taxes	(1.4)	(5.9)	10.4	6.2	9.3
Depreciation and amortization	126.1	125.1	123.0	121.1	495.3

EBITDA	245.0	232.0	288.5	267.9	1,033.4
Stock-based compensation expense (1)	5.6	7.5	9.0	9.9	32.0
Unusual or non-recurring gains and losses (2)	—	—	—	4.2	4.2
Pro forma EBITDA for equity method investees (3)	4.2	5.6	4.7	3.5	18.0
Pro forma EBITDA for certain transactions (4)	—	—	—	0.1	0.1
Costs related to the Transaction (5)	—	—	—	1.1	1.1
Other (6)	0.6	0.3	0.3	0.1	1.3

Adjusted EBITDA	$255.4	$245.4	$302.5	$286.8	$1,090.1

(1)	Represents stock-based compensation expense resulting from the application of SFAS No. 123R for stock options, restricted stock and deferred stock unit awards.

(2)	Unusual or non-recurring gains and losses consist of the following:

(in millions)	Three Months Ended September 28, 2007
Technology asset impairment	$4.2

Total	$4.2

(3)

Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.

(4)	Represents the annualizing of EBITDA from acquisitions made during the period.
(5)	Costs related to the Transaction pertain to accounting, investment banking, legal and other costs associated with the Transaction.
(6)	Other includes certain other miscellaneous items.

Our covenant requirements and actual ratios for the twelve months ended June 27, 2008 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.75x	3.72x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00x	2.21x

(1)

Beginning with the twelve months ended June 29, 2007, our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness guaranteed by ARAMARK Corporation reduced by the lesser of cash and cash equivalents on our balance sheet that is free and clear of any lien, or $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.

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

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of June 27, 2008 was $224.5 million, which is based on approximately 15.4 million shares of common stock of the Parent Company valued at $14.58 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

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

The Company has retained an undivided interest in the transferred receivables of approximately $158.4 million and $289.0 million at June 27, 2008 and September 28, 2007, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both June 27, 2008 and September 28, 2007. At June 27, 2008 and September 28, 2007, approximately $250.0 million and $234.6 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was approximately $9.3 million, $6.0 million and $4.1 million for the Successor nine months ended June 27, 2008, the Successor period from January 27, 2007 through June 29, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of June 27, 2008, has not materially changed from September 28, 2007 (See Item 7A of our Annual Report on Form 10-K for the year ended September 28, 2007), except for the $300 million of interest rate swap agreements, which are designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings and floating rate notes, entered into during the nine months ended June 27, 2008. In addition, during fiscal 2008, the Company entered into gasoline and diesel fuel hedge agreements to manage changes in gasoline and diesel fuel prices. See Note 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s derivative instruments.

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

ARAMARK CORPORATION

August 5, 2008	/S/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer