Form 10-K
period 2008-10-03
ARAMARK CORP
filed 2008-12-15
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2008

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

There is no established public trading market for any of the common stock of the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of March 28, 2008 was $-0-. As of November 28, 2008, the common stock of the registrant was owned by ARAMARK Intermediate Holdco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.

BUSINESS

Overview

ARAMARK Corporation (“ARAMARK,” the “Company,” “we” or “us”) is a leading provider of a broad range of managed services to business, educational, healthcare and governmental institutions and sports, entertainment and recreational facilities.

In the United States, we are one of the largest food, hospitality and facility services companies, and in most of the other countries in which we operate, we are one of the leading providers. Our uniform and career apparel business is the second largest in the United States and provides both rental and direct marketing services. Due to our geographic presence and our approximately 260,000 employees (including seasonal employees), we serve thousands of clients and millions of customers in 22 countries around the world. In this Annual Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2008,” which refers to our fiscal year ended October 3, 2008.

Segment and geographic information is incorporated by reference to Note 15 of our consolidated financial statements.

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

Fiscal 2008 Acquisitions

During fiscal 2008, the Company acquired various food, hospitality and facility services businesses, including a food and facility services company in India and several refreshment services businesses, as well as several regional uniform rental companies. The aggregate consideration for these acquisitions was approximately $55 million (see Note 3 to the consolidated financial statements).

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

Food and Support Services

Our Food and Support Services group manages a number of interrelated services—including food, hospitality and facility services—for businesses, healthcare facilities, school districts, colleges and universities, sports, entertainment and recreational venues, conference and convention centers, national and state parks and correctional institutions. In fiscal 2008, our Food and Support Services—North America segment generated $8.9 billion in sales, or 66% of our total sales and our Food and Support Services—International segment generated $2.8 billion in sales, or 21% of our total sales.

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

Customers and Services—North America Segment

Our Food and Support Services—North America segment serves a number of client sectors in the United States and Canada, distinguished by the types of customers served and types of services offered. No individual client represents more than 1% of our consolidated sales, other than, collectively, a number of U.S. government agencies. Our Food and Support Services operations focus on serving clients in four principal sectors:

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

Sports and Entertainment. We provide concessions, banquet and catering services, retail, merchandise and novelty sales, recreational and lodging services and facilities management services at sports, entertainment and recreational facilities. We serve 80 professional and college sports teams, including 44 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We also serve 36 convention and civic centers, 15 national and state parks and other resort operations, plus numerous concert venues, entertainment complexes and other popular tourist attractions across North America.

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

Customers and Services—International Segment

Our Food and Support Services—International segment provides a similar range of services as that provided to our North American clients and operates in several sectors, including business and industry, sports and entertainment, healthcare and education. Our international services are provided in 20 countries outside the United States and Canada. Our largest international operations are in the United Kingdom, Germany, Chile, Ireland, Spain and Belgium, and in each of these countries we are one of the leading food service providers. We also have operations in South Korea, Mexico, China and India and we own 50% of AIM Services Co., Ltd., a leader in providing outsourced food services in Japan. The clients we serve in each country are typically similar to those served in the United States and Canada and vary by country depending upon local dynamics and conditions. There are particular risks attendant with our international operations. Please see the “Risk Factors” section.

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

Our relationship with SYSCO is important to our operations. In fiscal 2008, SYSCO distributed approximately 54% of our food and non-food products in the United States and Canada, and we believe that we are one of SYSCO’s largest customers. However, we believe that the products acquired through SYSCO can, in significant cases, be purchased through other sources and that termination of our relationship with SYSCO or any disruption of SYSCO’s business would cause only short-term disruptions to our operations.

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

Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. While we may benefit from greater upside potential with a profit and loss contract, we are responsible for all the operating costs and consequently bear greater downside risk than with a client interest contract. For fiscal 2008, approximately 76% of our food and support services sales were derived from profit and loss contracts.

Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we receive vendor consideration, including rebates, allowances and volume discounts that we retain except in those cases and to the extent that, under certain arrangements, they are passed through to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2008, approximately 24% of our food and support services revenues were derived from client interest contracts.

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

Competition

There is significant competition in the food and support services business from local, regional, national and international companies, as well as from the businesses, healthcare institutions, colleges and universities, correctional facilities, school districts and public assembly facilities that decide to provide these services themselves. Institutions may decide to operate their own services following the expiration or termination of contracts with us or with our competitors. In our Food and Support Services—North America segment, our external competitors include other multi-regional food and support service providers, such as Centerplate, Inc., Compass Group plc, Delaware North Companies Inc. and Sodexho Alliance SA. Internationally, our external food service and support service competitors include Compass Group plc, Elior SA, International Service System A/S and Sodexho Alliance SA. We also face competition from many regional and local service providers.

We believe that the principal competitive factors in our business include:

•	quality and breadth of services and management talent;

•	service innovation;

•	reputation within the industry;

•	pricing; and

•	financial strength and stability.

Seasonality

Our sales and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Within our Food and Support Services—North America segment, historically there has been a lower level of activity during the first and second fiscal quarters in the generally higher margin sports, entertainment and recreational services. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased provision of campus and school support services. Conversely, historically there has been a significant increase in the provision of sports, entertainment and recreational services during the third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools.

Uniform and Career Apparel

Our Uniform and Career Apparel segment provides uniforms, career and image apparel, safety equipment, work clothes and accessories to meet the needs of clients in a wide range of industries in the United States, including manufacturing, transportation, construction, restaurants and hotels, public safety, healthcare and pharmaceutical industries and many others. We supply garments, other textile and paper products, public safety equipment and other accessories through rental and direct purchase programs to businesses, government agencies and individuals. Through our rental and direct marketing businesses, we provide a total uniform solution to our clients. In fiscal 2008, our Uniform and Career Apparel segment generated $1.8 billion in sales, or 13% of our total fiscal 2008 sales.

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

Galls is one of the country’s leading suppliers of uniforms and equipment to public safety professionals. This multi-channel business (catalog, telemarketing sales, field sales, the internet and retail) caters to the special needs of people involved in public safety, law enforcement, fire fighting, federal government agency, military and emergency medical services. Galls markets public safety equipment and apparel under the Galls, Dynamed and other brand names to over one million customers, as well as to public safety departments, private security companies and the military. Galls also operates seven retail store locations in California and Kentucky.

Operations

We operate our uniform rental business as a network of 81 laundry plants and 157 satellite plants and depots supporting over 2,900 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We operate a cutting and sewing plant in Mexico, which satisfies a substantial amount of our standard uniform inventory needs. We also purchase additional uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one vendor would not have a significant impact on us.

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

Our direct marketing businesses distribute approximately 8.9 million catalogs annually to approximately 2.4 million existing and prospective customers. Catalog distribution is based on the selection of recipients in accordance with predetermined criteria from customer lists developed by WearGuard and Galls as well as those purchased or rented from other organizations. Our in-bound and out-bound telemarketing operations are staffed by approximately 250 trained professionals. We also sell across the Internet at www.aramark-uniform.com and www.galls.com.

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

Employees of ARAMARK

As of October 3, 2008, we had a total of approximately 260,000 employees, including seasonal employees, consisting of approximately 175,000 full-time and approximately 85,000 part-time employees in our three business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth quarter. The approximate number of employees by segment is as follows: Food and Support Services—North America: 162,000; Food and Support Services—International: 82,000; Uniform and Career Apparel—16,000. In addition, the ARAMARK corporate staff is approximately 200 employees. Approximately 38,000 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

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

Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our contract food service business and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of October 3, 2008, our subsidiaries held liquor licenses in 43 states and the District of Columbia, two Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and most contracts are subject to termination if we lose our liquor license for the facility. Our service of alcoholic beverages is also subject to state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron or to third parties for the acts of the patron. We sponsor regular training programs designed to minimize the likelihood of such a situation. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

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

We do not anticipate any capital expenditures for environmental remediation that would have a material effect on our financial condition.

Intellectual Property

We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business. Other than the ARAMARK brand, we do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business in any material respect.

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

Item 1A. Risk Factors

Risks related to our business

General

Unfavorable economic conditions and increased operating costs could adversely affect our results of operations and financial condition.

A national or international economic downturn would reduce demand for our services in each of our operating segments, which may result in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic hardship among our client base can also impact our business. For example, during the recent period of economic distress, certain of our businesses have been negatively affected by reduced employment levels at our clients’ locations and declining levels of business and consumer spending. In addition, insolvency experienced by clients, especially larger clients, particularly in the financial services, non-profit healthcare, automotive and airline industries, could make it difficult for us to collect amounts we are owed and could result in the voiding of existing contracts. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs. Any terrorist attacks, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our sales and operating results.

Natural disasters, including hurricanes, or global calamities such as an avian flu outbreak also may affect our sales and operating results. In the past, ARAMARK experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, and the effect of the temporary conversion of a number of ARAMARK client locations to provide food and shelter to those left homeless by storms.

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers’ compensation, state unemployment insurance and state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in the prices for our products and services, due to general economic conditions, competitive conditions, or both. For example, oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform services business, and to a lesser extent in our food and support services segments. We also have experienced recent increases in our food costs, which has particularly adversely affected our corrections business. While we believe a portion of these increases has been attributable to fuel prices, we believe the increases also result from rising global food demand and the increased production of biofuels such as ethanol. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes. Approximately 76% of our food and support services sales are from profit and loss contracts under which we have limited ability to pass on cost increases to our clients.

Our business may suffer if we are unable to hire and retain sufficient qualified personnel or if labor costs increase.

In the past, at times when the United States has periodically experienced reduced levels of unemployment, there has been a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment when such conditions exist can compromise our ability in certain of our businesses to continue to provide quality service or compete for new business. From time to time, we have had difficulty in hiring and maintaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. Our success also depends to a substantial extent on the ability, experience and performance of our management, particularly our Chairman and Chief Executive Officer, Joseph Neubauer.

We also regularly hire a large number of part-time workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that 76% of our food and support services segments’ sales are from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.

Our expansion strategy involves risks.

We may seek to acquire companies or interests in companies or enter into joint ventures that complement our business, and our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. We may be evaluating acquisitions or engaging in acquisition negotiations at any given time. We cannot be sure that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions, particularly given the current difficulty in obtaining financing in the credit markets. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority shareholders. Our joint venture partners may also have interests which differ from ours.

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

We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, minimum wage, overtime, wage payment, wage and hour and employment discrimination, human health and safety, including regulations of the U.S. Occupational Safety and Health Administration, federal motor carrier safety, data privacy, environmental protection, the import and export of goods and customs regulations, the Foreign Corrupt Practices Act and the services we provide in connection with governmentally funded entitlement programs.

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

If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions on exporting, seizures or debarments from government contracts or the loss of liquor licenses. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

Changes in or new interpretations of the governmental regulatory framework may affect our contract terms and may reduce our sales or profits.

A portion of our sales, estimated to be approximately 14% in fiscal 2008, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced, any of which could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations. For example, the United States Department of Agriculture recently enacted regulations which changed the manner in which food service management companies who contract with school districts participating in the National School Lunch Program, among other programs, must handle (1) the treatment of discounts, rebates and other applicable credits received by food service management companies operating under a cost reimbursable contract with school districts; and (2) the receipt, storage, usage and crediting of federally donated communities. As a result of these regulatory changes, we may need to structure our contracts and the pricing thereunder differently with school districts participating in one of these programs which could impact our sales and profitability under these contracts.

Further unionization of our workforce may increase our costs.

Approximately 38,000 employees in our U.S. operations are represented by unions and covered by collective bargaining agreements. Certain unions representing employees in our Food and Support Services—North America and Uniform and Career Apparel segments have targeted us and the other major companies in our industry for increased representation of our workforce. We have always respected our employees’ right to unionize or not to unionize. However, the unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.

Our international business results are influenced by currency fluctuations and other risks that could have an effect on our results of operations and financial condition.

A significant portion of our sales is derived from international business. During fiscal 2008, approximately 21% of our sales were generated outside the United States and Canada. We currently have a presence in 20 countries outside of the United States and Canada with approximately 82,000 personnel. The operating results of our Canadian business and our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations. We intend to continue to develop our business in emerging countries over the long term. Emerging international operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; Foreign Corrupt Practices Act compliance matters; and nationalization and expropriation of private assets.

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

In the first and second fiscal quarters, within the Food and Support Services—North America segment, there historically has been a lower level of sales at the historically higher margin sports, entertainment and recreational food service operations, which is partly offset by increased activity in the educational sector. In the third and fourth fiscal quarters, there historically has been a significant increase in sales at sports, entertainment and recreational accounts, which is partially offset by the effect of summer recess in the educational sector. The sales of WearGuard, one of our direct marketing companies, generally increase during the first quarter of the fiscal year because of the onset of colder weather in the northern tier of the United States, as well as the gift-giving holidays. For these reasons, a quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future.

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

The Sponsors indirectly own, through their ownership in Holdings, a substantial majority of our capital stock on a fully-diluted basis because of the Transaction. As a result, the Sponsors have the ability to prevent any transaction that requires the approval of stockholders. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors, or funds controlled by or associated with the Sponsors, continue to own a significant amount of the outstanding shares of Holdings’ common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence our decisions.

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

The portion of our food and support services business which provides services in public facilities such as convention centers and tourist and recreational attractions is sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients’ facilities could result in a reduction in our sales. For example, our convention centers business has recently experienced softness due to declining levels of business and consumer spending as a result of the weakening economy. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our sales, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including labor disruptions involving sports leagues, poor performance by the teams playing in a facility and inclement weather, which would adversely affect sales and profits.

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

Our business is contract intensive and we are parties to many contracts with clients all over the world. Our client interest contracts provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service. Contract terms under which we base these determinations may be subject to differing interpretations which could result in disputes with our clients from time to time. Clients generally have the right to audit our contracts, and we periodically review our compliance with contract terms and provisions. If clients were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect sales and operating results. While we do not believe any reviews, audits or other such matters should result in material adjustments, if a large number of our client arrangements were modified in response to any such matter, the effect could be materially adverse to our business or results of operations.

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

In fiscal 2008, one distributor provided approximately 54% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure in such countries.

If our relationship with, or the business of, SYSCO, our main U.S. and Canadian distributor of our food and non-food products were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. Similarly, a sudden termination of the relationship with a significant provider in other geographic areas could in the short term adversely affect our ability to provide services and disrupt our customer relationships in such areas.

Governmental regulations relating to food and beverages may subject us to significant liability.

The regulations relating to each of our food and support service segments are numerous and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food

(including in some cases requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

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

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We seek to require our suppliers to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. In addition, insolvency experienced by suppliers could make it difficult for us to source our products. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our results of operations.

Risks related to our indebtedness

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

We are highly leveraged. As of October 3, 2008, our outstanding indebtedness was $5,860 million, including our senior notes. We also had an additional $580.5 million available for borrowing under our revolving credit facility at that date. In addition, approximately $250.0 million of funding was outstanding under our receivables facility as of October 3, 2008.

This degree of leverage could have important consequences, including:

•

exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, our receivables facility and our senior floating rate notes are at variable rates of interest;

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our senior fixed rate notes and our senior floating rate notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

If our financial performance were to deteriorate, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. While we believe that we currently have adequate cash flows to service our indebtedness, if our financial performance were to deteriorate significantly, we might be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If due to such a deterioration in our financial performance our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, although a significant amount of our long-term borrowings do not mature until 2012 and later, if we were to need to refinance our existing indebtedness, the current conditions in the financial markets could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our senior fixed rate notes and senior floating rate notes restricts our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indenture governing our senior fixed rate notes due 2015 and senior floating rate notes due 2015 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness, refinance or restructure indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock, make unscheduled payments on our notes, repurchase or redeem our notes or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

Our senior notes due 2012 contain covenants that, among other things, limit our ability to merge or consolidate with or into any person, enter into liens on principal property, enter into sale and lease back transactions, or to sell, lease or convey all or substantially all of our assets.

In addition, our senior secured revolving credit facility requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and in the event of a significant deterioration of our financial performance, we cannot assure you that we will satisfy those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon our failure to maintain compliance with these covenants that is not waived by the lenders under the revolving credit facility, the lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our unsecured indebtedness. If our senior secured indebtedness was accelerated by the lenders as a result of a default, our senior notes due 2015 and our senior notes due 2012 may become due and payable as well.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal executive offices are located at ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate is primarily comprised of Uniform and Career Apparel facilities. As of October 3, 2008, we operated 303 service facilities in our Uniform and Career Apparel segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, stand alone garages and retail stores that are located in 40 states, Puerto Rico, Mexico and Canada. Of these, approximately 50% are leased and approximately 50% are owned. In addition, we operate one cutting and sewing plant in Mexico. We own 14 buildings that we use in our Food and Support Services—North America segment, including two office buildings, three hotels and several office/warehouse spaces, and we lease 158 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own two distribution centers and lease 90 facilities throughout the world that we use in our Food and Support Services—International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and Career Apparel and Food and Support Services business groups. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3. Legal Proceedings

See Item 7, “Legal Proceedings,” for a description of the Company’s legal proceedings.

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

	Successor				Predecessor
	Fiscal Year Ended on or near September 30(1) 2008		Period from January 27, 2007 through September 28, 2007		Period from September 30, 2006 through January 26, 2007		Fiscal Year Ended on or near September 30(1)
							2006		2005		2004
Income Statement Data:
Sales	$13,470.2		$8,438.4		$3,945.9		$11,621.2		$10,963.4		$10,192.2
Depreciation and amortization	509.1		322.5		116.4		339.3		320.1		298.0
Operating income (2)	566.1		386.6		68.5		530.5		580.2		537.6
Interest and other financing costs, net (6)	514.7		365.9		48.7		139.9		127.0		122.4
Income from continuing operations (3)	39.5		16.1		14.8		261.4		288.5		263.1
Net income (4) (7)	39.5		16.1		14.8		261.1		288.5		263.1
Cash dividends per common share (8)	—		—		$0.07		$0.28		$0.22		$0.20
Ratio of earnings to fixed charges (5)	1.1	x	1.0	x	1.2	x	3.0	x	3.5	x	3.3	x

Balance Sheet Data (at period end):
Total assets (9)	$10,523.4		$10,593.7				$5,263.3		$5,157.1		$4,821.6
Long-term borrowings	5,804.9		5,839.1				1,763.1		1,794.5		1,843.2
Shareholders’ equity (9)	1,339.8		1,439.6				1,521.6		1,325.5		1,149.7

(1)	Our fiscal year ends on the Friday nearest to September 30th. Fiscal years 2008, 2006, 2005 and 2004 refer to the fiscal years ended October 3, 2008, September 29, 2006, September 30, 2005 and October 1, 2004, respectively. Fiscal 2008 is a 53-week year. All other periods presented are 52-week years.
(2)	Share-based compensation expense was $11.8 million in fiscal 2008 and includes a reversal of approximately $13.3 million of share-based compensation expense during the fourth quarter of fiscal 2008 related to expense previously recognized for Performance-Based Options (see Note 11 to the consolidated financial statements). During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded share-based compensation expense of $27.5 million and $5.7 million of costs related to the Transaction. The Company also recorded a gain of $21.2 million from the sale of its 50% interest in SMG (see Note 3 to the consolidated financial statements) and a charge of $4.2 million for the impairment of a technology asset. During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded costs of $112.1 million related to the Transaction. These costs consist of $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives. During fiscal 2006, the Company recorded a charge of approximately $43.0 million to reflect goodwill impairment, inventory write-downs and severance accruals in the Uniform and Career Apparel segment. The Company adopted SFAS No. 123R, “Share-Based Payment,” during the first quarter of fiscal 2006 and recorded shared-based compensation expense of $22.0 million for fiscal 2006. During fiscal 2005, the Company recorded a gain of $9.7 million from the sale of real estate by an equity affiliate, as well as charges of $7.4 million for exiting the Company’s West Africa business and severance. During fiscal 2004, the Company incurred a $10.0 million charge related to a management change.
(3)	During fiscal 2006, the Company recorded a $14.9 million favorable income tax adjustment based on the settlement of certain open tax years.

(4)	During fiscal 2006, the Company adopted the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” and recognized an after-tax charge of $3.4 million for the cumulative effect of the change in accounting principle. See Note 7 to the consolidated financial statements.
(5)	For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(6)	During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility. See Note 2 to the consolidated financial statements.
(7)	In fiscal 2003, ARAMARK completed the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation for approximately $250 million in cash. AER has been accounted for as a discontinued operation. At the time of sale, certain accruals were established for liabilities expected pursuant to the indemnification provisions of the sale agreement. In fiscal 2006, the remaining accrual balances were adjusted to reflect current expectations, resulting in additional income from discontinued operations of $3.1 million, net of tax.
(8)	During the Predecessor period from September 30, 2006 through January 26, 2007, the Company paid cash dividends totaling $12.6 million ($0.07/share for the first quarter of fiscal 2007). During fiscal 2006, the Company paid cash dividends totaling $50.5 million ($0.07/share in each of the four quarters of fiscal 2006). During fiscal 2005, the Company paid cash dividends totaling $40.3 million ($0.055/share in each of the four quarters of fiscal 2005). During fiscal 2004, the Company paid cash dividends totaling $37.2 million ($0.05/share in each of the four quarters of fiscal 2004).
(9)	Certain immaterial corrections have been made to the September 28, 2007 balance sheet presentation related to purchase accounting (see Note 2 to the consolidated financial statements).

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006, should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements.

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

Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. As a result of the Transaction and the related purchase accounting described in Note 2 of the consolidated financial statements, the Predecessor and Successor financial statements are not comparable. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods.

On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.

Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note About Forward-Looking Statements and Business sections and elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to or elsewhere in this Annual Report on Form 10-K, and is incorporated by reference herein.

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

Asset Impairment Determinations

As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and trade name are no longer amortized. Under this accounting standard, goodwill and trade name are subject to an impairment test that we conduct at least annually, using a discounted cash flow technique.

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

In making future cash flow analyses of various assets, the Company makes assumptions relating to the following:

•	The intended use of assets and the expected future cash flows resulting directly from such use;

•	Comparable market valuations of businesses similar to ARAMARK’s business segments;

•	Industry specific economic conditions;

•	Competitor activities and regulatory initiatives; and

•	Client and customer preferences and behavior patterns.

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

•	Interpretation of contractual rights and obligations;

•	The status of government regulatory initiatives, interpretations and investigations;

•	The status of settlement negotiations;

•	Prior experience with similar types of claims;

•	Whether there is available insurance; and

•	Advice of counsel.

Allowance for Doubtful Accounts

We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, management analyzes the creditworthiness of specific customers and the aging of customer balances. Management also considers general and specific industry economic conditions, industry concentrations, such as exposure to small and medium-sized businesses, the non-profit healthcare sector and the airline, automotive and financial services industries, and contractual rights and obligations.

Management believes that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and uncollectible accounts could potentially have a material impact on our results of operations.

Inventory Obsolescence

We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory, principally in the uniform and career apparel segment. In calculating our inventory obsolescence reserve, management analyzes historical and projected data regarding customer demand within specific product categories and makes assumptions regarding economic conditions within customer specific industries, as well as style and product changes. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand in certain of our businesses can be variable and changes in our reserve for inventory obsolescence could materially affect our financial results.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income, and actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

Share-Based Compensation

As discussed in our financial statements, we value our employee stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the options and the risk-free interest rate. Since our stock is not publicly traded, the expected volatility is based on an average of the historical volatility of our competitors’ stocks over the expected term of the stock options. The dividend yield assumption is based on our history and expected future of dividend payouts. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term was calculated using the simplified method permitted under SEC Staff Accounting Bulletin No. 110. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date.

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

For the Performance-Based Options, management must assess the probability of the achievement of the earnings before interest and taxes (“EBIT”) targets. If the EBIT targets are not probable of achievement, changes in the recognition of share-based compensation expense may occur. Management makes its probability assessments based on the Company’s actual and projected results of operations.

Management believes that the accounting estimate related to the expense of stock options is a critical accounting estimate because the underlying assumptions can change from time to time and, as a result, the compensation expense that we record in future periods under SFAS No. 123R may differ significantly from what we have recorded in the current period with respect to similar instruments.

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Results of Operations

Consolidated Overview

The following table presents our results of operations for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 (dollars in millions).

	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
Sales	$13,470.2	$8,438.4	$3,945.9	$11,621.2
Costs and Expenses	12,904.1	8,051.8	3,877.4	11,090.7

Operating Income	566.1	386.6	68.5	530.5
Interest and Other Financing Costs, net	514.7	365.9	48.7	139.9

Income from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	51.4	20.7	19.8	390.6
Provision for Income Taxes	11.9	4.6	5.0	129.2

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	39.5	16.1	14.8	261.4
Income from Discontinued Operations, net	—	—	—	3.1
Cumulative Effect of Change in Accounting Principle, net	—	—	—	(3.4)

Net Income	$39.5	$16.1	$14.8	$261.1

Sales for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 were $13,470.2 million, $8,438.4 million, $3,945.9 million and $11,621.2 million, respectively. The fiscal 2008 period benefited from base business growth in our Food and Support Services—North America segment, base business growth and net new business in our Food and Support Services—International segment and growth in our uniform rental business. Fiscal 2008 also benefited from the 53rd week, the estimated impact of which was approximately $246.9 million. The 2007 periods benefited from base business growth in our worldwide Food and Support Services business and sales in the Uniform and Career Apparel segment increased due to growth in the uniform rental business partially offset by reduced direct marketing sales, in part due to our decision to exit the healthcare uniform line late in fiscal 2006.

Operating income for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 was $566.1 million, $386.6 million, $68.5 million and $530.5 million, respectively. Depreciation and amortization expense increased significantly in fiscal 2008 compared to fiscal 2007 and fiscal 2006 as a result of purchase accounting for the Transaction, which resulted in the allocation of approximately $1.7 billion of purchase consideration to amortizable customer relationship intangible assets and fair value adjustments to property and equipment. Depreciation and amortization expense for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 was $509.1 million, $322.5 million, $116.4 million and $339.3 million, respectively. Operating income for fiscal 2008 benefited from the 53rd week, the estimated impact of which was approximately $16.2 million, and includes the reversal of share-based compensation expense of approximately $13.3 million during the fourth quarter of fiscal 2008 related to expense previously recognized for Performance-Based Options (see Note 11 to the consolidated financial statements). Operating income for the Successor period from January 27, 2007 through

September 28, 2007 includes Transaction-related costs of $5.7 million, a gain of $21.2 million from the sale of our 50% interest in SMG (which generated approximately $7.8 million of income during the period), $2.9 million of insurance proceeds related to Hurricane Katrina, a $3.8 million currency transaction gain and a $4.2 million technology asset impairment charge in the Uniform and Career Apparel segment. Operating income for the Predecessor period from September 30, 2006 through January 26, 2007 includes Transaction-related costs of $112.1 million and $6.8 million of income from SMG. Fiscal 2006 operating income includes Transaction-related fees of $6.4 million, costs related to the termination of two unprofitable client contracts of $5.7 million, $7.5 million of insurance proceeds related to Hurricane Katrina, $13.4 million of income from SMG and a charge of approximately $43.0 million for the write-down of goodwill and adjustments to asset and liability carrying values in the Uniform and Career Apparel segment.

Interest and other financing costs, net, for fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007 reflect the significant increase in debt levels resulting from the Transaction. The Successor period from January 27, 2007 through September 28, 2007 also includes a charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction (see Note 2 to the consolidated financial statements).

The effective income tax rates varied during fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007 due to the more significant rate effect of tax credits and other items as our pretax income has been reduced as a result of the Transaction. We anticipate that our effective tax rate may be volatile in future periods.

Net income for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 was $39.5 million, $16.1 million, $14.8 million and $261.1 million, respectively, reflecting the significant Transaction-related costs, increased interest expense, increased intangible asset amortization and property and equipment depreciation resulting from the Transaction and the other items described above.

Supplementary Presentation of Results of Operations

We have prepared our supplementary discussion of the results of operations for the fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006 by comparing the fiscal years ended October 3, 2008 and September 29, 2006 to the mathematical combination of the Successor and Predecessor periods in the fiscal year ended September 28, 2007. Although this presentation does not comply with U.S. generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison because it enables us to compare our consolidated results over equivalent periods of time. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

In the fourth quarter of fiscal 2007, management modified the segment reporting structure to align the segment reporting more closely with ARAMARK’s management and internal reporting structure. Specifically, the Canadian food and support services operations are now reported together with the United States food and support services operations and the segment has been renamed Food and Support Services—North America (formerly known as Food and Support Services—Domestic). Previously, the Canadian operations were included in the Food and Support Services—International segment.

The former Uniform and Career Apparel—Direct Marketing segment has been combined with the Uniform and Career Apparel—Rental segment in response to the continuing integration of these two business areas, the common management team and the continuing emphasis on approaching the industry as a single uniform solution provider.

All prior period segment information was restated in fiscal 2007 to reflect the new reporting structure. Management believes this new presentation enhances the utility of the segment information, as it reflects the current ARAMARK management structure and operating organization.

The following tables present our sales and operating income, and the related percentages attributable to each operating segment for fiscal years 2008, 2007 and 2006 (dollars in millions).

	Successor			Predecessor	Combined(1)		Predecessor
Sales by Segment	Fiscal Year Ended October 3, 2008		Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 28, 2007		Fiscal Year Ended September 29, 2006
Food and Support Services—North America	$8,924.9	66%	$5,759.0	$2,674.4	$8,433.4	68%	$8,001.9	69%
Food and Support Services—International	2,783.0	21%	1,561.5	714.6	2,276.1	18%	1,999.1	17%
Uniform and Career Apparel	1,762.3	13%	1,117.9	556.9	1,674.8	14%	1,620.2	14%

	$13,470.2	100%	$8,438.4	$3,945.9	$12,384.3	100%	$11,621.2	100%

	Successor			Predecessor	Combined(1)		Predecessor
Operating Income by Segment	Fiscal Year Ended October 3, 2008		Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 28, 2007		Fiscal Year Ended September 29, 2006
Food and Support Services— North America	$386.8	68%	$267.5	$130.7	$398.2	88%	$433.9	82%
Food and Support Services—International	97.2	17%	64.7	22.6	87.3	19%	73.4	14%
Uniform and Career Apparel	126.6	22%	82.0	51.2	133.2	29%	89.7	17%

	610.6	107%	414.2	204.5	618.7	136%	597.0	113%
Corporate	(44.5)	-7%	(48.8)	(136.0)	(184.8)	-41%	(66.5)	-13%
Other Income (Expense) (2)	—	—	21.2	—	21.2	5%	—	—

	$566.1	100%	$386.6	$68.5	$455.1	100%	$530.5	100%

(1)	Our combined results for the fiscal year ended September 28, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through September 28, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.
(2)	In June 2007, the Company recorded a gain of approximately $21.2 million from the sale of its 50% interest in SMG.

Fiscal 2008 Compared to Fiscal 2007

Consolidated Overview

Sales of $13.5 billion for fiscal 2008 represented an increase of 9% over the prior year. This increase includes the impact of acquisitions and divestitures (less than 1%), foreign currency translation (approximately 2%), conforming the fiscal reporting period of a subsidiary to that of the Company in fiscal 2007 (less than 1%) and the estimated impact of the 53rd week in fiscal 2008 (approximately 2%). The 9% sales increase was driven by a 6% increase in sales in the Food and Support Services—North America segment, a 22% increase in sales in the Food and Support Services—International segment and a 5% increase in sales in the Uniform and Career Apparel segment.

Operating income was $566.1 million for fiscal 2008 compared to $455.1 million for the prior year. Fiscal 2008 benefited from the 53rd week, the estimated impact of which was approximately $16.2 million, and includes the reversal of share-based compensation expense of approximately $13.3 million during the fourth quarter of fiscal 2008 related to expense previously recognized for Performance-Based Options (see Note 11 to the consolidated financial statements). Fiscal 2007 includes Transaction-related costs of $117.8 million, a gain of $21.2 million from the sale of our 50% interest in SMG (which generated approximately $14.6 million of income in fiscal 2007), $2.9 million of insurance proceeds related to Hurricane Katrina, a $3.8 million currency transaction gain and a $4.2 million technology asset impairment charge in the Uniform and Career Apparel segment. Operating income in fiscal 2008 was negatively impacted by the increase in depreciation and amortization expense, which was $509.1 million in fiscal 2008 compared to $438.9 million in the prior year. Depreciation and amortization expense increased significantly in fiscal 2008 compared to fiscal 2007 as a result of purchase accounting for the Transaction, which resulted in the allocation of approximately $1.7 billion of purchase consideration to amortizable customer relationship intangible assets and fair value adjustments to property and equipment.

Interest and other financing costs, net, for fiscal 2008 increased approximately $100.1 million from the prior year due to the significant increase in debt levels resulting from the Transaction. In addition, fiscal 2007 includes a charge of $12.8 million for the cost of obtaining a bridge financing facility for the Transaction.

The effective income tax rate for fiscal 2008 was 23.3% compared to 23.9% in the prior year. We anticipate that our effective tax rate may be volatile in future periods due to the effect that tax credits and other items have on our reduced pretax income as a result of the Transaction.

Net income for fiscal 2008 was $39.5 million compared to $30.9 million in the prior year, also reflecting the significant Transaction-related costs in fiscal 2007, increased interest expense in fiscal 2008, increased intangible asset amortization and property and equipment depreciation resulting from the Transaction, reduced share-based payment expense in fiscal 2008 and the divestiture of our 50% interest in SMG in the third quarter of fiscal 2007, including the $21.2 million gain from the sale.

Segment Results

The following tables present a 2008/2007 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Successor		Predecessor	Combined(1)	Change
Sales by Segment	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 28, 2007	$	%
Food and Support Services—North America	$8,924.9	$5,759.0	$2,674.4	$8,433.4	$491.5	6%
Food and Support Services—International	2,783.0	1,561.5	714.6	2,276.1	506.9	22%
Uniform and Career Apparel	1,762.3	1,117.9	556.9	1,674.8	87.5	5%

	$13,470.2	$8,438.4	$3,945.9	$12,384.3	$1,085.9	9%

	Successor		Predecessor	Combined(1)	Change
Operating Income by Segment	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 28, 2007	$	%
Food and Support Services— North America	$386.8	$267.5	$130.7	$398.2	$(11.4)	-3%
Food and Support Services—International	97.2	64.7	22.6	87.3	9.9	11%
Uniform and Career Apparel	126.6	82.0	51.2	133.2	(6.6)	-5%
Corporate	(44.5)	(48.8)	(136.0)	(184.8)	140.3	n/m (2)
Other Income (Expense) (3)	—	21.2	—	21.2	(21.2)	n/m (2)

	$566.1	$386.6	$68.5	$455.1	$111.0	24%

(1)	Our combined results for the fiscal year ended September 28, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through September 28, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.
(2)	Not meaningful
(3)	In June 2007, the Company recorded a gain of approximately $21.2 million from the sale of its 50% interest in SMG.

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for fiscal 2008 increased 6% over the prior year due principally to base business growth in the Higher Education, Healthcare and Sports & Entertainment businesses and the estimated impact of the 53rd week in fiscal 2008. This increase includes the impact of acquisitions (less than 1%), foreign currency translation (approximately 1%) and the estimated impact of the 53rd week in fiscal 2008 (approximately 2%). Our Business & Industry sector had mid-single digit sales growth compared to the prior year, with the 53rd week in fiscal 2008 contributing about half the growth. Net new business in Refreshment Services was somewhat offset by softness in Business Services. The Education sector had high-single digit sales growth compared to the prior year, with the 53rd week in fiscal 2008 contributing about 3% of the growth. Base business growth in our Higher Education food and facilities business was offset somewhat by a sales decline in K-12 primarily due to lost business. In our Healthcare sector, we realized high-single digit sales growth compared to the prior year, with the 53rd week in fiscal 2008 contributing about 2% of the growth. The sales growth was driven primarily by base business growth in both facility services and our Canadian healthcare business. Our Sports and Entertainment sector had mid-single digit sales growth compared to the prior year, with the 53rd week in fiscal 2008 contributing about 2% of the growth. The sales growth was led by base business growth in Stadiums & Arenas offset by softness in Convention Centers, especially in the fourth quarter.

Operating income in the Food and Support Services—North America segment was $386.8 million in fiscal 2008 compared to $398.2 million in fiscal 2007, as profit performance in the Education, Business & Industry and Healthcare sectors and the positive impact of the 53rd week in fiscal 2008 was more than offset by profit declines in the Convention Centers and Corrections businesses, the divestiture of SMG in 2007 (which contributed approximately $14.6 million of income in fiscal 2007) and the increase in depreciation and amortization expense due to the application of purchase accounting for the Transaction, which was $329.0 million in fiscal 2008 compared to $283.3 million is fiscal 2007.

Food and Support Services—International Segment

Food and Support Services—International segment sales for fiscal 2008 increased 22% over the prior year due to net new business (approximately 10%), base business growth (approximately 5%) and foreign currency translation (approximately 8%) offset by the conforming of the fiscal reporting period of a subsidiary to that of the Company in fiscal 2007 (approximately -1%). The 53rd week in fiscal 2008 contributed approximately 1% of the combined growth for net new and base business. Sales growth in the U.K., Chile and China, which benefited from the 2008 Summer Olympics held in Beijing, drove the increase, along with contributions from a number of other countries.

Operating income in the Food and Support Services—International segment was $97.2 million in fiscal 2008 compared to $87.3 million in fiscal 2007, as profit performance in the U.K., Germany and Chile and the positive impact of the 53rd week in fiscal 2008 was offset by the increase in depreciation and amortization expense due to the application of purchase accounting for the Transaction, which was $61.4 million in fiscal 2008 compared to $51.9 million in fiscal 2007.

Uniform and Career Apparel Segment

Uniform and Career Apparel segment sales increased 5% compared to the prior year, driven by an 8% growth in the rental business. Organic sales growth, which excludes the effects of acquisitions and the estimated impact of the 53rd week, was 2%, led by a 5% organic growth rate for the rental business primarily due to price increases. Segment sales growth for fiscal 2008 was negatively impacted by continued softness in demand across several of WearGuard’s sales channels.

Operating income in the Uniform and Career Apparel segment was $126.6 million in fiscal 2008 compared to $133.2 million in fiscal 2007. Our rental business experienced positive operating performance despite the negative impact of fuel cost increases. However, the positive performance, in addition to the estimated impact of the 53rd week in fiscal 2008 and the effect of the $4.2 million technology asset impairment charge in fiscal 2007, were more than offset by losses in our direct marketing operations and the increase in depreciation and amortization expense due to the application of purchase accounting for the Transaction, which was $118.1 million in fiscal 2008 compared to $102.2 million is fiscal 2007.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $44.5 million in fiscal 2008 compared to $184.8 million in fiscal 2007. The decrease from 2007 is due to a reduction in share-based compensation expense and the costs related to the Transaction recognized in 2007. Share-based compensation expense was $11.8 million in fiscal 2008, down from $111.6 million in fiscal 2007. The decrease was primarily due to the charge of approximately $77.1 million in fiscal 2007 related to the accelerated vesting and buyout of employee stock options and restricted stock units in connection with the Transaction and the reversal of approximately $13.3 million of share-based compensation expense during the fourth quarter of fiscal 2008 related to expense previously recognized for the Performance-Based Options. On December 10, 2008, the Parent Company Board waived the EBIT target for fiscal 2008 with respect to 75% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2008 EBIT target. Accordingly, such portion of the Performance-Based Options will vest when the time-based vesting requirement of such options is satisfied. In addition on December 10, 2008, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2009 that were revised to recognize the effects of the current economic environment on the Company’s business and correspondingly reduced the cumulative targets for fiscal 2010 and beyond. The accounting for these modifications will be reflected beginning in the first quarter of fiscal 2009 (see Note 11 to the consolidated financial statements). The other costs related to the Transaction recognized in fiscal 2007 included $16.9 million of accounting, investment banking, legal and other costs associated with the Transaction and a charge of approximately $23.8 million related to change in control payments to certain executives.

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

	Successor	Predecessor	Combined(1)	Predecessor	Change
Sales by Segment	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 28, 2007	Fiscal Year Ended September 29, 2006	$	%
Food and Support Services—North America	$5,759.0	$2,674.4	$8,433.4	$8,001.9	$431.5	5%
Food and Support Services—International	1,561.5	714.6	2,276.1	1,999.1	277.0	14%
Uniform and Career Apparel	1,117.9	556.9	1,674.8	1,620.2	54.6	3%

	$8,438.4	$3,945.9	$12,384.3	$11,621.2	$763.1	7%

	Successor	Predecessor	Combined(1)	Predecessor	Change
Operating Income by Segment	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 28, 2007	Fiscal Year Ended September 29, 2006	$	%
Food and Support Services— North America	$267.5	$130.7	$398.2	$433.9	$(35.7)	(8)%
Food and Support Services—International	64.7	22.6	87.3	73.4	13.9	19%
Uniform and Career Apparel	82.0	51.2	133.2	89.7	43.5	48%
Corporate	(48.8)	(136.0)	(184.8)	(66.5)	(118.3)	n/m(2)
Other Income (Expense) (3)	21.2	—	21.2	—	21.2	n/m(2)

	$386.6	$68.5	$455.1	$530.5	$(75.4)	(14)%

(1)	Our combined results for the fiscal year ended September 28, 2007 represent the mathematical sum of the Predecessor period from September 30, 2006 through January 26, 2007 and the Successor period from January 27, 2007 through September 28, 2007. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.
(2)	Not meaningful
(3)	In June 2007, the Company recorded a gain of approximately $21.2 million from the sale of its 50% interest in SMG.

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for fiscal 2007 increased 5% over the prior year, primarily due to growth in the Higher Education, Corrections and Healthcare businesses. Excluding the impact of acquisitions, divestitures and foreign currency translation, sales also increased 5%. The Business & Industry sector had mid-single digit sales growth, led primarily by Refreshment Services and our Corrections business, with Business Dining showing improved growth. The Education sector had mid-single digit sales growth, with base business growth in our Higher Education food business, offset somewhat by slower growth in K-12 primarily due to lost business. The Healthcare sector had high-single digit sales growth, led by base and new business growth in both food and facility services. The Sports and Entertainment sector had mid-single digit sales growth, led by base business growth in both Stadiums & Arenas and Convention Centers.

Fiscal 2007 operating income was $398.2 million compared to $433.9 million in the prior year, as positive performance in the Healthcare and Business & Industry sectors and the Higher Education business was partially offset by lower operating income in the K-12 business and the Sports & Entertainment sector, as well as higher food costs in our Corrections business. However, the incremental amortization of acquisition-related customer relationship intangible assets resulting from the Transaction of $63.3 million caused operating income to decline from the prior year level.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for fiscal 2007 increased 14% compared to the prior year due principally to foreign currency translation (approximately 8%) and increased volume (approximately 5%). The increase was driven by growth in the U.K., Ireland, Chile, Korea and China. In addition, the 2007 period reflects an increase (approximately 1%) resulting from conforming the fiscal reporting period of a subsidiary to that of the Company.

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

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $184.8 million for fiscal 2007 compared to $66.5 million for the prior year. The increase in fiscal 2007 was due principally to $117.8 million of costs related to the Transaction and increased share-based compensation expense offset by a currency transaction gain of approximately $3.8 million. The costs related to the Transaction included $16.9 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives.

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

Outlook

We anticipate that the current uncertain economic environment, including the variability of food and fuel costs, reduced consumer and client spending and reduced headcount at our clients, will likely continue to have an impact on our operations, particularly parks and destinations, convention centers, business services, corrections and uniform business. In addition, to the extent the U.S. dollar strengthens against other currencies, it could negatively affect the reported results of our international operations. In addition, management is presently evaluating improvement initiatives related to its direct marketing business. While no decisions have been finalized, future changes in this business could involve changes in product offering, alternative sourcing arrangements and other cost reductions. Such actions, if initiated, could result in future adjustments to asset carrying amounts or other charges.

Financial Condition and Liquidity

Reference to the Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities in fiscal 2008 was $496 million compared to $484 million in fiscal 2007. The principal components (in millions) of the net change were:

• Increase in the total of net income and noncash charges	$112
• Decrease in accounts receivable sale proceeds	(5)
• Increased working capital requirements	(119)
• Other, net	24

$12

The increase in the total of net income before noncash charges primarily results from the Transaction-related expenses (including related tax effects) incurred in fiscal 2007 and the benefit of the estimated impact of the 53rd week in fiscal 2008. The accounts receivable sale proceeds decreased as a result of the increase of the size of the Receivables Facility in connection with the Transaction in fiscal 2007 more than offsetting the timing of funding under the facility in fiscal 2008. The change in working capital requirements relates principally to the timing of collections of Accounts Receivable (approximately $44 million) and disbursements from Accounts Payable and Accrued Expenses (approximately $95 million). The “Other, net” caption increased primarily due to the equity in undistributed earnings recognized in fiscal 2007 for SMG (approximately $15 million), which was sold in June 2007, and increases in certain noncurrent liabilities (retirement plans and insurance).

While the global capital markets are experiencing historic adverse conditions, management continues to believe that the Company’s cash flows provided by operating activities and the unused committed credit availability under our senior secured revolving credit facility (approximately $526.7 million at November 28, 2008) will be adequate to meet anticipated cash requirements to fund working capital, capital spending and other cash needs. While cash flow was solid in fiscal 2008, the Company will continue to demonstrate discipline in our deployment of capital to grow the business organically and to make appropriate acquisitions. Over time, the Company has consistently repositioned its service portfolio so that today a significant portion of the Food & Support Services operating income in North America comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets and cannot predict with any certainty the impact on the Company of further disruption in these markets.

As of October 3, 2008, there was approximately $462.5 million outstanding in foreign currency borrowings. In January 2008, the size of the Company’s synthetic letter of credit facility was reduced to $200 million. During fiscal 2008, the Company entered into $300 million of interest rate swap agreements that are effective November 1, 2009, which are designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings and floating rate notes. Subsequent to October 3, 2008, the Company entered into $200 million of interest rate swap agreements that are effective January 1, 2009. These swaps have also been designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings.

The Transaction

In connection with the completion of the Transaction on January 26, 2007, the Company (i) entered into a new $4.15 billion senior secured term loan facility, (ii) issued $1.28 billion of 8.50% senior notes due 2015 and $500 million of senior floating rate notes due 2015, (iii) entered into a new $600 million senior secured revolving credit facility with a six-year maturity, and (iv) entered into a new synthetic letter of credit facility for up to $250 million (which was reduced to $200 million in January 2008).

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

The applicable margin spread for borrowings under the revolving credit facility are 1.25% to 2.00% (as of October 3, 2008—2.00%) with respect to LIBOR borrowings and 0.25% to 1.00% (as of October 3, 2008—1.00%) with respect to base-rate borrowings.

Prior to April 16, 2007, the applicable margin spreads for borrowings under the term loan facilities were 2.00% to 2.125% with respect to LIBOR borrowings and 1.00% to 1.125% with respect to base-rate borrowings. On March 28, 2007, the Company amended the senior secured credit agreement (i) to lower the interest rate spread on the U.S. dollar and Euro term loans, (ii) to reduce the fees that it pays on the synthetic letter of credit facility, (iii) to add a provision requiring payment of a prepayment fee upon certain repayments for the purpose of reducing the interest rate spread effected within one year of the date of the amendment and (iv) to make certain other modifications set forth in the amendment. Effective on April 16, 2007, the applicable margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (as of October 3, 2008—1.875%) with respect to LIBOR borrowings and 0.875% to 1.125% (as of October 3, 2008—0.875%) with respect to base-rate borrowings. The applicable margin spreads under the yen and sterling term loan facilities are 2.00% to 2.125% (as of October 3, 2008—2.125%) with respect to LIBOR borrowings and 1.00% to 1.125% (as of October 3, 2008—1.125%) with respect to base-rate borrowings.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of October 3, 2008—0.50%).

Prior to April 16, 2007, fees on the $250 million synthetic letter of credit facility ranged from 2.00% to 2.125%. Effective on April 16, 2007, fees on the synthetic letter of credit facilities are 1.875% to 2.125% (as of October 3, 2008—1.875%).

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

5.00% Senior Notes due 2012

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% senior unsecured notes due 2012. The notes are recorded at $232.8 million as of October 3, 2008 as a result of the fair value accounting adjustments made in connection with the Transaction. The discount of $17.2 million will be accreted as interest expense over the remaining period to maturity.

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

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of October 3, 2008, we are in compliance with these covenants.

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

The following is a reconciliation of income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the senior secured credit agreement and indenture.

(dollars in millions)	Three Months Ended October 3, 2008	Three Months Ended June 27, 2008	Three Months Ended March 28, 2008	Three Months Ended December 28, 2007	Twelve Months Ended October 3, 2008
Net income (loss)	$33.6	$(3.6)	$(16.6)	$26.1	$39.5
Interest and other financing costs, net	132.4	123.9	129.4	129.0	514.7
Provision (benefit) for income taxes	8.9	(1.4)	(5.9)	10.4	12.0
Depreciation and amortization	134.9	126.1	125.1	123.0	509.1

EBITDA	309.8	245.0	232.0	288.5	1,075.3
Stock-based compensation expense (1)	(10.3)	5.6	7.5	9.0	11.8
Pro forma EBITDA for equity method investees (2)	2.8	4.2	5.6	4.7	17.3
Pro forma EBITDA for certain transactions (3)	—	0.6	0.6	0.5	1.7
Other (4)	0.2	0.6	0.3	0.3	1.4

Adjusted EBITDA	$302.5	$256.0	$246.0	$303.0	$1,107.5

(1)	Represents stock-based compensation expense resulting from the application of SFAS No. 123R for stock options, restricted stock and deferred stock unit awards (see Note 11 to the consolidated financial statements).
(2)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.

(3)	Represents the annualizing of estimated EBITDA from acquisitions made during the period.
(4)	Other includes certain other miscellaneous items.

Our covenant requirements and actual ratios for the twelve months ended October 3, 2008 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.75x	3.60x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.23x

(1)	Beginning with the twelve months ended June 29, 2007, our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.
(2)	Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

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

The following table summarizes the Company’s future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 3, 2008 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of October 3, 2008	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings (1)	$5,808,078	$37,160	$23,675	$261,898	$5,485,345
Capital lease obligations	68,707	17,517	31,063	11,073	9,054
Estimated interest payments (2)	2,241,400	409,000	802,900	734,900	294,600
Operating leases	570,794	183,826	151,506	93,414	142,048
Purchase obligations (3)	366,123	257,420	66,996	15,758	25,949
Other long-term liabilities reflected on the balance sheet (4)	189,981	—	—	—	189,981

	$9,245,083	$904,923	$1,076,140	$1,117,043	$6,146,977

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of October 3, 2008		Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$192,612	$192,612	$—	$—	$—
Guarantees	—	—	—	—	—

	$192,612	$192,612	$—	$—	$—

(1)	Excludes the remaining discount of $17.2 million recorded as a result of the fair value accounting adjustments made in connection with the Transaction (see Note 5 of the consolidated financial statements).
(2)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at October 3, 2008 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2009 through 2015 is $5,771,200, $5,759,400, $5,749,000, $5,658,300, $5,485,600, $3,631,300 and $593,300, respectively. The average interest rate (after giving effect to interest rate swaps) for each fiscal year from 2009 through 2015 is 7.09%, 7.00%, 6.92%, 6.70%, 6.48%, 6.82% and 7.88%, respectively. Refer to Note 5 of the consolidated financial statements for the terms and maturities of existing debt obligations.
(3)	Represents commitments for capital projects, client contract investments and business acquisitions.
(4)	Includes certain unfunded employee retirement obligations.

The Company has excluded from the table above uncertain tax liabilities as defined in FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” due to the uncertainty of the amount and period of payment. As of October 3, 2008, the Company has gross uncertain tax liabilities of $45.6 million (see Note 9 to the consolidated financial statements).

The fair value of the Company’s derivative instruments recognized in the consolidated financial statements is based upon internally developed models of the counterparty financial institutions that use as their basis readily observable market parameters. The Company performs an independent review of these values to determine if they are reasonable. See Note 6 to the consolidated financial statements for a discussion of the Company’s derivative instruments.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the

Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of October 3, 2008 was $229.6 million, which is based on approximately 15.2 million shares of common stock of the Parent Company valued at $15.15 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As collections reduce previously sold interests, interests in new, eligible receivables can be sold, subject to meeting certain conditions. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.”

The Company has retained an undivided interest in the transferred receivables of approximately $296.2 million and $289.0 million at October 3, 2008 and September 28, 2007, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both October 3, 2008 and September 28, 2007. At October 3, 2008 and September 28, 2007, approximately $250.0 million and $234.6 million of accounts receivable were sold and removed from the Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During fiscal 2008, the Company sold approximately $2.96 billion of trade account receivables and remitted to bank conduits, pursuant to the servicing agreement, approximately $2.95 billion in collections on trade account receivables previously sold. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was approximately $11.7 million, $9.9 million, $4.1 million and $11.2 million for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006, respectively, and is included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Income.

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

Legal Proceedings

Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state and local authorities regarding allegations of violations of environmental laws at operations primarily relating to our uniform rental segment or to businesses conducted by our predecessors, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations.

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

On October 3, 2008, the Company and a subsidiary was served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. The Company intends to vigorously oppose the claims.

New/Proposed Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of October 3, 2008 and September 28, 2007 (see Notes 5 and 6 to the consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at October 3, 2008 and September 28, 2007. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
As of October 3, 2008	2009	2010	2011	2012	2013	Thereafter		Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$18	$19	$13	$256 (a)	$5	$1,289	(b)	$1,600	$1,452
Average interest rate	6.0%	5.9%	6.0%	5.0%	6.0%	8.5%		7.8%
Variable rate	$37 (d)	$12 (d)	$11 (d)	$6 (d)	$6 (d)	$4,205	(c)(d)	$4,277	$3,599
Average interest rate	4.6%	4.3%	4.7%	6.2%	5.8%	5.9%		5.9%

Interest Rate Swaps:
Receive variable/pay fixed	$144	$1,269		$2,348		$167			$(175.8)
Average pay rate	4.9%	5.0%		4.5%		6.6%
Average receive rate	4.5%	3.6%		3.2%		5.9%

(a)	Balance includes $250 million of senior notes callable by us at any time.
(b)	Balance consists of $1,280 million of senior notes callable by us at any time with any applicable prepayment penalty.
(c)	Balance includes $500 million of senior notes callable by us at any time with any applicable prepayment penalty.
(d)	Balance includes $6 million each for fiscal 2009 through 2013 and $3,703 million for Thereafter of senior secured term loan facilities callable by us any time.

Subsequent to October 3, 2008, the Company entered into $200 million of interest rate swap agreements that are effective January 1, 2009. These swaps have also been designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings and floating rate notes.

As of October 3, 2008, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €8.4 million, £5.0 million and CAD 23.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of October 3, 2008, the fair value of these foreign exchange contracts was a gain of $0.9 million.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of October 3, 2008, the Company has contracts for approximately 1,180,000 MMBtu’s outstanding for fiscal 2009. As of October 3, 2008, the fair value of the Company’s natural gas hedge agreements was a loss of $2.7 million.

In fiscal 2008, the Company entered into a series of gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. The Company has contracts for approximately 6.6 million gallons outstanding for fiscal 2009 and 2010. As of October 3, 2008, the fair value of the Company’s gasoline and diesel fuel hedge agreements was a loss of $5.5 million. Subsequent to October 3, 2008, the Company entered into additional gasoline and diesel fuel hedge agreements for approximately 7.5 million gallons.

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

Item 8. Financial Statements and Supplementary Data

See Financial Statements and Schedule beginning on page S-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Internal Control over Financial Reporting

Refer to “Management’s Report on Internal Control Over Financial Reporting” on page S-2 herein.

(c) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On December 10, 2008, the requirement that the Company achieve the performance target for fiscal 2008 with respect to 75% of the portion of the performance-based stock options whose vesting was subject to the achievement of the Company’s fiscal 2008 annual performance target was waived by the Parent Company Board. These performance-based stock options included stock options held by the named executive officers.

Schedule 1 to the outstanding non-qualified stock option agreements and to the form of non-qualified stock option agreement was also amended to reduce the performance targets for fiscal 2009 (both annual and cumulative) that determine the vesting of performance-based stock options and to correspondingly reduce the cumulative targets for 2010 and beyond. The amended Schedule 1s are attached hereto as Exhibit 10.16 and are incorporated by reference herein. See also “Executive Compensation—2008 Grants of Plan Based Awards”. The Board also indicated that it would consider reducing the EBIT targets for 2010 and beyond later in the year.

The new 2009 annual and cumulative EBIT targets and the new 2010 and 2011 cumulative EBIT targets for outstanding options of our named executive officers are as follows:

Fiscal 2007 Grants

Year	Annual EBIT Target	Cumulative EBIT Target
2009	$778.1 million	$2,238.3 million
2010	Unchanged	$3,127.4 million

Fiscal 2008 Grants

Year	Annual EBIT Target	Cumulative EBIT Target
2009	$778.1 million	$1,533.2 million
2010	Unchanged	$2,422.3 million
2011	Unchanged	$3,379.8 million

The cumulative EBIT target for 2012 was also correspondingly reduced but the named executive officers do not currently have options with a 2012 EBIT target.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The following table presents the names and positions of our directors and executive officers, their ages as of November 26, 2008 and the length of time they have been officers:

Name	Age	Position	Director/Officer Since
Joseph Neubauer	67	Chairman and Chief Executive Officer and Director	1979
Bart J. Colli	60	Executive Vice President, General Counsel and Secretary	2000
Christopher S. Holland	42	Senior Vice President, Treasurer and Director	2003
Andrew C. Kerin	45	Executive Vice President and President, ARAMARK North America Food, Hospitality and Facilities	2004
Lynn B. McKee	53	Executive Vice President, Human Resources	2004
Joseph M. Munnelly	44	Senior Vice President, Controller and Chief Accounting Officer	2008
Ravi K. Saligram	52	Executive Vice President and President, ARAMARK International	2004
L. Frederick Sutherland	56	Executive Vice President, Chief Financial Officer and Director	1983
Thomas J. Vozzo	46	Executive Vice President and President, ARAMARK Uniform and Career Apparel	2004

Joseph Neubauer has been our Chairman and Chief Executive Officer since September 2004. From January 2004 to September 2004, he served as our Executive Chairman. Mr. Neubauer also served as our Chief Executive Officer from February 1983 to December 2003 and as our Chairman from April 1984 to December 2003. He was our President from February 1983 to May 1997. He is a director of Verizon Communications Inc., Macy’s, Inc. and Wachovia Corporation.

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

Andrew C. Kerin has served as our Executive Vice President since November 2006 and President, ARAMARK North America Food, Hospitality and Facilities since April 2006. From November 2004 to November 2006 he served as Senior Vice President and from November 2004 to April 2006 as President, ARAMARK Healthcare, Facilities and Education. He served as President, ARAMARK Healthcare and Education from January 2004 to November 2004, and from May 2002 to January 2004, as President, Healthcare and Facilities Group. Prior to that, he served as President, ARAMARK ServiceMaster Facility Services from November 2001 to May 2002 and as President, ARAMARK Correctional Services from June 2001 to November 2001. Mr. Kerin served with ARAMARK Facility Support Services as President from September 1999 to June 2001, as Senior Vice President from April 1998 to September 1999 and as Vice President from when he joined us in October 1995 to April 1998.

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

Joseph M. Munnelly joined us in September 2007 and was elected as our Senior Vice President and appointed Controller and Chief Accounting Officer effective March 2008. Prior to joining us, he served as Vice President and Corporate Controller at Unisys Corporation, a worldwide information technology services and solutions company, since 2005. Prior to that, he served as a partner at KPMG LLP in the Audit and Risk Advisory Services Practice. Prior to his tenure at KPMG, he spent 16 years with Arthur Andersen LLP, most recently as a partner in the Audit and Business Advisory practice.

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

ARAMARK Corporation

1101 Market Street

Philadelphia, PA 19107

Attention: Vice President, Audit & Controls

Telephone: (215) 238-3000

We will post on our website at www.aramark.com any amendments to the business conduct policy and any waivers that are required to be disclosed by SEC rules.

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

Background

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

In connection with our going private transaction in 2007, the members of our management committee, which is composed of our named executive officers, Joseph Neubauer, L. Frederick Sutherland, Andrew C. Kerin, Lynn B. McKee and Bart J. Colli, and two other executive vice presidents, Thomas J. Vozzo and Ravi Saligram, along with approximately 250 other executives, each made a substantial investment in the common stock of Holdings. To encourage investment in the going-private transaction and to drive performance, executives, including management committee members other than Mr. Neubauer, received grants of stock options designed to “match” their investments (up to a certain maximum investment amount), with the number of stock options granted equal to 1.25 options for every share of stock purchased up to a specified target investment amount (which was based on each executive’s base salary for 2007) and one option for each share purchased above that target investment amount up to a maximum of the executive’s range (the range was seven to fourteen times base salary for management committee members—with one member of our management committee investing more than fourteen times his base salary). Mr. Neubauer did not receive a stock option grant in connection with his investment in Holdings because he was a primary investor in the going-private transaction, along with the Sponsors. In addition to the matching stock options that were granted based on their investment, non-investment stock options that were granted soon after the Transaction was completed in 2007 and additional non-investment stock options that were granted in March 2008, now serve as a substantial component of our compensation program for our management committee and provide significant motivation and retention value to us for two reasons:

•

The investment in Holdings common stock generally is illiquid while management committee members remain employed by us. If one of our management committee members or other executives were to voluntarily terminate his or her employment with us, Holdings can compel the executive to sell that stock back to Holdings for a price equal to the fair market value at the time of that sale (fair market value of the common stock will be the most recent quarterly appraisal value). Holdings does not have this right until one year after termination of employment. The company can pay for the stock in whole or in part with cash or a note with a term of up to three years, except in the case of death, disability, retirement or involuntary termination, when it must pay cash. Similarly, the executive can require Holdings to repurchase his or her shares, subject to an overall dollar amount limitation for all such purchases for consideration of cash or a note except in the case of death, disability or retirement. The Company also has a Hardship Stock Repurchase Policy, which provides that an executive may request that ARAMARK repurchase all or some of the shares owned by him or her in the event of an unforeseeable emergency, which would include events such as a severe financial hardship resulting from an illness or accident, loss of property due to casualty or other similar extraordinary and unforeseeable circumstances.

•

Half of all options granted are time-based and vest over a four-year period, provided that the employee continues to be employed by ARAMARK. The other half are intended to be performance-based and require that ARAMARK achieve specified financial targets before those options will vest. See “Components of Executive Compensation—Equity Incentives.”

Our Executive Compensation Policy

Our compensation programs are designed to support our overall commitment to continued growth and the provision of quality services to our clients and customers. Our programs are focused on three important goals:

•	Attraction and Retention—to enable us to recruit and retain the best performers;

•	Company and Individual Performance—to provide compensation levels consistent with the level of contribution and degree of accountability;

•

Alignment and Stockholder Value Creation—to use performance measures consistent with our goals and to include a significant portion of incentive compensation to motivate business results and strengthen the connection between the long-term interests of our executives and the interests of stockholders by encouraging each executive to maintain a significant ownership interest in the Company.

Attraction and Retention

Our compensation programs are an integral part of attracting and retaining members of our management committee. We believe these programs are competitive with those of others in our industry and are well balanced to provide annual and longer term capital accumulation opportunities by way of salary, annual incentives and equity vehicles. With regard to cash compensation, we aim to be in line with the median in our industry and our total compensation is in line with that market median. All of our options, including both time-based and performance based options, vest over four years, which provides significant retention value.

Company and Individual Performance

Our business requires us to deliver exceptional, value driven experiences to our clients and customers. Our compensation programs are designed to reward all executives, including members of our management committee, who perform to or exceed our standards by recognizing each executive’s scope of responsibilities, and management capabilities, and providing incentive to him or her to optimize company-wide financial results including, among other measures, earnings before interest and taxes, or EBIT, and pretax income.

Alignment and Stockholder Value Creation

We attempt to align our management committee members’ and other executives’ goals with those of our clients, customers and stockholders. As a result of the going-private transaction, our management committee members’ and other executives’ interests have been strongly aligned with our stockholders since a significant amount of our management committee members’ and other executives’ personal capital has been invested in Holdings. In addition, because 50% of stock options granted are subject to performance-based vesting, if ARAMARK performs well and satisfies the EBIT targets for performance vesting of stock options as described in “Components of Executive Compensation—Equity Incentives,” portions of the total number of stock options held by members of our management committee will vest. Therefore, if any executive helps us to achieve corporate EBIT growth, he or she can have a direct impact on the vesting of a portion of his or her equity. This emphasis on long-term compensation underscores the importance of maintaining our executives’ focus on creating long-term success and sustained stockholder value.

Role of Compensation Consultants

In October 2007, the compensation committee re-engaged Frederic W. Cook & Co., Inc. to assist in the evaluation of compensation for the management committee and the board of directors. Prior to that engagement, from time to time, the compensation committee had consulted with Frederic W. Cook & Co., Inc. and our Human Resources Services department had discussed with Frederic W. Cook & Co., Inc. the design of programs that affect executive officer compensation. Lynn McKee, our Executive Vice President, Human Resources,

participated in the selection of and discussions with representatives from Frederic W. Cook & Co., Inc. None of our other executive officers has participated in the selection of any particular compensation consultant. Frederic W. Cook & Co., Inc. has provided us with market intelligence and guidance on compensation trends, along with general views on specific compensation programs being designed by our Human Resources management. Management consulted with both Frederic W. Cook & Co., Inc and Watson Wyatt in connection with the design of the equity compensation programs and other compensation issues in connection with the going-private transaction. While only the compensation committee may formally engage compensation consultants with respect to the compensation of executive officers and directors, our management may seek the advice of these or other compensation consultants from time to time with the approval of our compensation committee chairman.

In January through March of 2008, the compensation committee again consulted with Frederic W. Cook & Co., Inc. regarding additional non-investment option grants to our management committee members. Frederic W. Cook & Co., Inc. performed a market study to assist with the development of recommendations for options grants to the management committee. This study included a discussion and evaluation of the company’s compensation philosophy and its post-going-private transaction equity program; a discussion of an appropriate comparison group and competitive positioning; and an analysis of which elements should be included in an equity comparison against the market/comparison group. Based upon the study conducted by Frederic W. Cook & Co., Inc., the compensation committee determined that it would be reasonable to exclude investment stock options for purposes of benchmarking against the company’s targeted competitive position because investment stock options were granted as incentive for the executive’s personal investment in Holdings stock and were made under circumstances that are dissimilar to the comparison group’s awards. As a result, the compensation committee recommended consideration of additional grants to bring the amount of non-investment stock options of each member of the management committee to a level equivalent to the Company’s targeted competitive position.

The compensation committee re-engaged Frederic W. Cook & Co., Inc. in August 2008 to assist in the evaluation of compensation for the management committee and the board of directors, as well as other compensation related matters for fiscal 2009.

In October 2008, after the 2008 fiscal year end, Frederic W. Cook & Co., Inc. performed its periodic review of peer group companies to which the compensation committee benchmarks compensation for management committee members and after receiving Frederic W. Cook & Co., Inc.’s recommendation, the compensation committee changed the peer group. See “Components of Executive Compensation—Base Salary.”

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

Our Human Resources department initially prepares a tally sheet for use by Frederic W. Cook & Co., Inc. in its analysis of the compensation of our management committee members. The tally sheet contains the following information for each of our management committee members: current base salary, bonus target and prior year’s bonus award, current year option grant and current equity holdings. Frederic W. Cook & Co., Inc. uses the information contained in the tally sheet along with market data to prepare a report and recommendation to the compensation committee, which it provides directly to the chairman of the compensation committee. Frederic W. Cook & Co., Inc. then provides the report to Ms. McKee and discusses the report with the chairman of the compensation committee and Ms. McKee. With regard to bonus awards, our Human Resources department also prepares a report containing hypothetical bonus amounts based on business results, including EBIT, return on gross investment or ROGI and net income and, for Messrs. Kerin, Saligram and Vozzo, client retention. Ms. McKee then engages in discussions with Mr. Neubauer regarding the compensation of members of the management committee other than himself and herself. Following this consultation, Mr. Neubauer presents a recommendation for Ms. McKee’s compensation and Ms. McKee presents the recommendations for the other management committee members’ compensation, including Mr. Neubauer’s compensation, to the compensation committee for its consideration. The compensation committee alone uses this information to make the final decisions regarding executive compensation for our management committee members, including Mr. Neubauer.

The Compensation Committee’s Processes

The compensation committee generally makes its compensation decisions at its November meetings. New hires and promotions and other compensation adjustments are considered at its meetings throughout the year. Base salary decisions are made in early November and are effective at the beginning of the next calendar year, while bonus awards to members of our management committee generally are made in late November for the immediately preceding fiscal year. In addition, the bonus pool under the Senior Executive Annual Performance Bonus Plan for the current fiscal year is set at the late November meeting. The compensation committee makes its decisions after review and discussion of recommendations made by Ms. McKee, with input from Mr. Neubauer, and materials prepared by Frederic W. Cook Co., Inc., and in the case of bonus recommendations, by our Human Resources department. In addition, Mr. Neubauer provides the compensation committee with qualitative assessments of the other management committee members’ performance including individual business results (with regard to Messrs. Kerin, Saligram and Vozzo) and his review of their performance before it makes its compensation decisions. Non-investment stock options were granted to members of our management committee in March 2008. See “Components of Executive Compensation—Equity Incentives.” We have not established a cycle for any future grants to members of our management committee. The compensation committee is entitled to exercise its discretion with regard to any element of compensation and does exercise negative discretion with regard to bonuses.

Components of Executive Compensation

The principal components of our executive compensation program are base salary, bonus and equity incentives. We also provide employee and post employment benefits and perquisites.

Base Salary

We use base salary to reflect the value of a particular position—to the Company and the marketplace, and the value the individual contributes. Salary levels for our management committee members are reviewed at least annually. The specific salary increase for each member of our management committee in fiscal 2008 was based upon a review of his or her individual performance along with a comparison to published market data relating to over 500 companies, as well as a review of a select group of peer companies consisting of 16 publicly traded service-based companies selected based upon their revenues, net income, market capitalization and number of employees (the “peer companies”). These consisted of Brinks, Cintas, Compass Group PLC, Darden Restaurants, FedEx, Marriott, McDonald’s, Mitchells & Butlers, Performance Food Group, Ryder Systems, Starbucks, SYSCO, UPS, Waste Management, Wendy’s International and Yum Brands. In terms of size, ARAMARK’s revenues approximated the median of the peer companies, our enterprise value was between the 25th percentile and median and the number of our employees was above the 75th percentile.

In October 2008, after the 2008 fiscal year end, the compensation committee, with the assistance of Frederic W. Cook & Co., Inc., performed its periodic review of peer group companies to which the compensation committee benchmarks compensation for management committee members. The compensation committee, based on the results of its discussion with representatives of Frederic W. Cook & Co., Inc., determined to change the composition of the peer group by removing Brinks, Mitchells and Butlers and Wendy’s International from the peer group list and adding RR Donnelly, Hertz, Manpower and Tyco International. The peer companies that were removed are significantly smaller than the Company or are not direct competitors of the Company. The new companies included in the peer group were added due to their similar size, private equity investment profile or employee-intensive nature of their business. The newly composed peer group data was utilized by the compensation committee as a benchmark to make its salary determinations for fiscal 2009.

Salaries for all management committee members other than Mr. Neubauer are reviewed by Mr. Neubauer. Ms. McKee participated in all reviews except her own. The survey of competitive salaries is conducted and recommendations are made to the compensation committee for its review and approval. Salary adjustments generally are effective at the beginning of the following calendar year. Salary increases also can be recommended and approved for a promotion or a significant change in responsibilities, although there were no salary increases for management committee members outside the normal course in fiscal 2008.

On November 11, 2008, the compensation committee approved increases to the base salaries of all of the members of the management committee other than Mr. Neubauer. These salaries, which will take effect on January 1, 2009, are $710,000, $690,000, $630,000, $590,000, $575,000 and $575,000 for Messrs. Sutherland, Kerin, Colli, Saligram and Vozzo, and Ms. McKee, respectively.

Bonus

In fiscal 2008, members of our management committee participated in ARAMARK’s Senior Executive Annual Performance Bonus Plan (the “Bonus Plan”). Under the Bonus Plan, the compensation committee approved in November 2007 the establishment of a bonus pool which was funded based on a percentage of EBIT. For purposes of the Bonus Plan and the formula used to determine the bonus pool approved by the compensation committee, EBIT is income from both continuing and discontinued operations before income taxes, if any, and before interest expense and other financing costs, in each case as shown on the company’s consolidated financial statements and notes thereto. In addition, the compensation committee adjusted the pool to exclude stock-based compensation expense and incremental contract right amortization and incremental depreciation as a result of the Transaction. These adjustments were made to normalize the EBIT number so that it does not reflect unusual or non-operational items. The percentages of EBIT for each member of our management committee represent the maximum amount that can be awarded to him or her and are as follows: for Mr. Neubauer, 0.7%, for Mr. Sutherland, 0.35%, and for Messrs. Kerin, Vozzo, Colli and Saligram and Ms. McKee, 0.28%. This pool method was chosen to satisfy the requirements of Section 162(m) of the Internal Revenue Code (when the company was subject to Section 162(m) prior to the going-private transaction). Although neither we, nor Holdings, is currently subject to Section 162(m) because we are not considered “publicly held” companies as defined in the regulations, Holdings may, in the future, be required to register securities under the Securities Exchange Act of 1934 and become subject to Section 162(m). Therefore, we have continued to operate our bonus plan to comply with Section 162(m). For fiscal 2008, the compensation committee exercised negative discretion with regard to the actual bonus amounts awarded to members of our management committee.

Bonuses are designed to encourage and reward performance that is consistent with our financial objectives and individual goals and targets. In determining the actual bonuses paid to members of our management committee other than Mr. Neubauer, the compensation committee considers the maximum bonus amount based on the above EBIT formula and then considers as reference points, in the case of our group presidents, individual business results of their business, based upon sales, ROGI and client retention. Other factors include our company-wide results, based upon sales, ROGI and net income (in the case of the other management committee members, other than Mr. Neubauer), the bonuses awarded by our peer companies to comparable officers and the management committee member’s historical bonus awards. Ms. McKee presents these reference points, along with a specific recommendation, except with respect to herself and Mr. Neubauer, to Mr. Neubauer for his review. After consultation with Mr. Neubauer, who considers the individual contributions of the management committee members other than himself (including individual business results (with regard to group presidents) and execution of business strategy), final bonus recommendations for management committee members, other than Mr. Neubauer, are made to the compensation committee. The recommendation for fiscal 2008 represented less than the amount derived from the formula described above. The compensation committee considers the reference points and recommendations and, to the extent that the amount awarded is lower than the maximum bonus payable based on the EBIT formula, exercises negative discretion to determine the bonus amounts for members of our management committee, other than Mr. Neubauer. The compensation committee also considers a target or threshold amount which represents the compensation committee’s view of a market competitive award. For fiscal 2008, these bonus targets were $475,000, $475,000, $400,000, $400,000, $400,000 and $400,000 and

for fiscal 2009, those bonus targets are $500,000, $500,000, $425,000, $425,000, $425,000, $425,000 for Messrs. Sutherland, Kerin, Vozzo, Colli and Saligram and Ms. McKee, respectively. For fiscal 2008 our management committee members’ actual bonus amounts paid ranged from 70% to 80% of their base salaries.

In determining the actual bonus paid to Mr. Neubauer, the compensation committee considers the maximum bonus amount based on the above formula and considers as reference points the bonuses awarded by our peer companies to their chief executive officers, as well as Mr. Neubauer’s historical bonus awards and company-wide results. The chairman of compensation committee and Ms. McKee also engage in a discussion with a representative of Frederic W. Cook & Co., Inc., who provides a recommendation of a bonus range for Mr. Neubauer based on a view of bonuses paid to chief executive officers of our peer companies. Ms. McKee then presents the recommendation to the compensation committee. The recommendation for fiscal 2008 represented less than the amount derived from the formula described above. The compensation committee considers the reference points and recommendation and, to the extent that the amount awarded is lower than the maximum bonus payable based on the EBIT formula, exercises negative discretion to determine the bonus amount for Mr. Neubauer. Mr. Neubauer was not involved in the determination of his bonus for fiscal 2008. The compensation committee also considers a target or threshold amount which represents the compensation committee’s view of a market competitive award (for 2009, Mr. Neubauer’s target bonus amount is $2.3 million versus $2.0 million in 2008). Mr. Neubauer was awarded a bonus of $2.1 million which is equal to 47% of his maximum bonus potential for fiscal 2008 and his bonus of $2.1 million in 2008 is equal to 162% of his base salary.

Equity Incentives

Non- investment stock options were granted in March 2008 to members of our management committee in accordance with Holdings’ 2007 Management Stock Incentive Plan. Previously, in January 2007, members of our management committee were granted stock options in connection with their investment in Holdings and in February 2007, members of our management committee received grants of non-investment stock options.

In March 2008, the compensation committee adopted new guidelines for awards of equity compensation, which provide that, because non-investment option awards are currently an important means for retention and motivation, awards of non-investment stock options to members of our management committee will be targeted to the 75th percentile of publicly traded peer companies, rather than the median. The compensation committee then approved grants of non-investment stock options (at the compensation committee meeting that took place after the March 1, 2008 quarterly appraisal was delivered) to reward high potential and high performing individuals. With regard to the March 2008 non-investment stock option grants, after consultation with Frederic W. Cook & Co., Inc., the chairman of the compensation committee and Ms. McKee made recommendations to the compensation committee, following consultation with Mr. Neubauer. After a presentation by a representative of Frederic W. Cook & Co., Inc., the compensation committee made grants to motivate and retain key talent, reward and recognize performance and to reinforce to the management committee members that the horizon on which they should focus was longer than the initial four-year term of the options granted in connection with our going-private transaction in 2007. As was negotiated with the Sponsors in connection with the going private transaction, half of the options granted are time-based and vest over a four year period, while half are intended to be performance-based and require that ARAMARK achieve specified financial targets in addition to the four year vesting period before those options will vest, subject to the compensation committee’s discretion to accelerate vesting. As discussed below, the Board, after considering, among other things: (1) the challenging economic circumstances facing the Company that were not contemplated at the time the performance targets were originally set and (2) the performance of the Company during fiscal 2008 including the fact that the 2008 EBIT target was almost achieved, determined that management’s performance during fiscal 2008 deserved to be rewarded and decided to waive the requirement that the Company achieve the performance target with respect to 75% of the portion of the performance-based stock options whose vesting was subject to the achievement of the 2008 EBIT target even though such EBIT target was not achieved. See “2008 Grants of Plan Based Awards” for additional information.

In March 2008, Mr. Neubauer also received a non-investment stock option grant to purchase 150,000 shares of Holdings with the same terms as those detailed above for the other members of our management committee. In determining Mr. Neubauer’s stock option grant, the compensation committee considered a range recommended by Frederic W. Cook., Inc. based on market data from peer company proxies, general industry surveys and companies that had gone-private.

Equity Grant Policy

On May 8, 2007, the board of directors of Holdings adopted a policy on the grant of equity awards. Under this policy, stock option grants may be approved by the compensation committee (or a subcommittee thereof) at regularly scheduled compensation committee meetings that are held shortly following each new appraisal of Holdings’ common stock. In addition, the compensation committee may grant newly hired or promoted executives the right to purchase shares of common stock of Holdings within approximately six months of the date of approval to give new or promoted employees adequate decision-making time. These purchase rights become exercisable once a quarter, generally on the twentieth day of the month in which an appraisal of Holdings’ common stock is delivered, and are generally exercisable within the approximately six month period following the latest appraisal of Holdings common stock. The compensation committee will grant one investment stock option for each share of stock purchased by the newly hired or promoted executive pursuant to the purchase right. The grant date for such investment stock options is the date the employee purchases his or her shares of stock of Holdings and the exercise price is the most recent appraisal price in effect on the date of such purchase.

Other Components of Compensation

Employee and Post Employment Benefits. We offer basic employee benefits to provide our workforce with a reasonable level of coverage in the event of illness or injury. The cost of certain employee benefits is partially or fully borne by the employee, including each management committee member. We offer comparable benefits to our eligible U.S. employees, which include medical and dental and vision coverage, disability insurance and optional life insurance. In addition, members of our management committee receive excess medical coverage that provides reimbursement for medical, dental and vision expenses in excess of $1,500 per covered individual per year. Members of our management committee also receive excess term life insurance or participate in a Survivor Income Protection Plan, which entitles a surviving spouse or domestic partner and dependent children to receive the executive’s full base salary for one year after the executive’s death and one-half of the executive’s base salary for the subsequent nine years. A participant in the Survivor Income Protection Plan who is 65 and has attained 5 years of employment with the company is entitled to a benefit equal to one times his or her base salary upon his or her retirement or death in lieu of the benefit described above. Mr. Neubauer will receive this benefit on his retirement. Mr. Neubauer is also entitled to a supplemental retirement benefit as discussed under “Employment Agreements and Change of Control Arrangements.”

Generally, our highly compensated employees (for 2008, those earning more than $100,000), including members of our management committee other than Mr. Vozzo, are not eligible to participate in ARAMARK’s 401(k) plans because of certain legal requirements. Instead, those employees are eligible to participate in a non-qualified savings plan that we call our Savings Incentive Retirement Plan, the successor plan to our Stock Unit Retirement Plan. This plan is intended to be a substitute for those employees’ participation in our 401(k) plans. See “2008 Non Qualified Deferred Compensation” on page 73 for further information.

Management committee members are also parties to employment and post-employment competition agreements that entitle them to lump sum payments and severance if ARAMARK or Holdings experiences a change of control as described in the agreements and their employment is terminated under specified circumstances. These provisions are intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other constituents of the company without concern over whether the transactions may jeopardize the executives’ own employment.

The agreements with members of the management committee other than Mr. Neubauer were entered into following the going-private transaction and contain a “double trigger”—for payments to be made, there must be a change of control followed by an involuntary loss of employment within three years or their employment must be terminated in anticipation of a change of control. We chose to implement a “double trigger” for management committee members other than Mr. Neubauer after advice from Frederic W. Cook & Co., Inc. that a “double trigger” is more common practice in the market than a single trigger. Mr. Neubauer’s employment agreement has a “single trigger” that permits him to resign for any reason within twelve months after a change of control and be paid out under his agreement. This single trigger provision has been included in his agreement for at least the past nine years and was not triggered by the going-private transaction because Mr. Neubauer was part of the group that was responsible for the change of control. For more information on change of control and severance payments for members of our management committee, see the disclosure under “Employment Agreements and Change of Control Arrangements” on page 69 and under “Potential Post Employment Benefits” on page 74.

Perquisites. We provide members of our management committee with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table on page 64, that we believe are reasonable and competitive. We believe that these benefits enable our executives to focus on the business and enhance their commitment to us. In addition, the financial planning services option assists those who select it to optimize the value received from all of the compensation and benefit programs offered. The costs of these benefits constitute a small percentage of each management committee member’s total compensation, and include premiums paid on life insurance or the survivor income protection plan, disability insurance, excess health insurance, use of a car leased by the company or receipt of a car allowance, no cost parking at a garage near company offices, an executive physical, reimbursement for a club membership or financial planning services, personal use of company tickets or the company box at sporting or other events and the provision of lunch at their offices. Company provided perquisites are reviewed by the compensation committee in consultation with Frederic W. Cook & Co., Inc. on an annual basis.

Our compensation committee has established a policy that directs Mr. Neubauer to use company aircraft, whenever possible, for all air travel, whether personal or business, in the company’s business interest. Some of Mr. Neubauer’s business use of the corporate aircraft in 2008 included flights to attend outside board meetings at the companies or organizations for which he serves as a director or trustee. We believe that Mr. Neubauer’s service on these boards, and his ability to conduct company business while traveling to these board meetings, provides benefits to us and therefore deem it to be business use. In addition, depending on seat availability, Mr. Neubauer’s spouse or family members may accompany him on the company aircraft. Although there is little or no incremental cost to the company for these trips, we reflect a $500 per seat charge in his “All Other Compensation” amount in the Summary Compensation Table for flights in which those additional passengers’ travel is not business related (for example, if Mr. Neubauer’s spouse’s presence at a business function is not required). Mr. Neubauer also has a car and driver that we provide to him. Much of Mr. Neubauer’s use of the company-provided car and driver, which generally enables him to make efficient use of his travel time, is business use, although Mr. Neubauer does utilize the car and driver for commuting to and from the office, which is considered personal use, and for other limited personal use.

Impact of Regulatory Requirements on our Executive Compensation

Section 162(m). Section 162(m) of the Internal Revenue Code disallows a Federal income tax deduction to publicly held companies for compensation paid to specified executive officers to the extent that compensation exceeds $1 million per covered officer in any fiscal year. This limitation applies only to compensation that is not considered performance-based. Although neither we, nor Holdings, are currently considered “publicly held” companies, Holdings may, in the future, be required to register securities under the Securities Exchange Act of 1934 and become subject to Section 162(m). The 2007 Management Stock Incentive Plan has been structured so that any compensation paid in connection with the exercise of option grants made under the program is intended to qualify as performance-based compensation, which will not be subject to the $1 million limitation. The Senior Executive Annual Performance Bonus Plan also has been structured so that awards thereunder are intended to qualify as performance-based compensation not subject to the $1 million limitation. In implementing all of our compensation policies, the compensation committee generally strives to preserve the tax deductibility of compensation paid, to the extent that this objective does not impair the operation or effectiveness of our executive compensation plan. However, the compensation committee has maintained flexibility to enter into arrangements that may result in payment of non-deductible compensation to management committee members if the compensation committee believes that such non-deductible compensation is in the best interest of the Company. In November 2007, the compensation committee increased Mr. Neubauer’s salary to $1,300,000, effective January 2008, in recognition of his performance and to bring his compensation in line with the market. Because Mr. Neubauer’s 2008 salary exceeded $1 million, a portion of his salary and the value of his perquisites and other benefits would not be deductible under Section 162(m) if Section 162(m) were to apply.

Code Sections 280G and 4999. Sections 280G and 4999 of the Internal Revenue Code limit our ability to, respectively, take a tax deduction for certain “excess parachute payments” (as defined in Sections 280G and 4999) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance from our company in connection with a change of control of our Company. The compensation committee considered the adverse tax liabilities imposed by Sections 280G and 4999, as well as other competitive factors, when it structured certain post-termination compensation payable to members of our management committee. The potential adverse tax consequences to us and/or the executive, however, are not necessarily determinative factors in such decisions. Our agreements with members of our management committee relating to employment require us to make a gross-up payment to compensate them for any excise taxes (and income taxes on such gross-up payment) that they incur under Section 4999 and other similar local tax laws as a result of these provisions.

Compensation Committee Interlocks and Insider Participation

Mr. Neubauer, who is our Chairman and Chief Executive Officer, serves on the Compensation and Human Resources Committee of Holdings.

Compensation Committee Report

The compensation committee has reviewed the Compensation Discussion and Analysis and discussed that Discussion and Analysis with management. Based on its review and discussions with management, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2008. This report is provided by the following directors, who compose the compensation committee:

Robert J. Callander, Chairman

Joseph Neubauer

Leonard S. Coleman, Jr.

Thomas H. Kean

Stephen P. Murray

Summary Compensation Table

The following table lists the compensation we paid to our chief executive officer, our chief financial officer and our three other most highly paid executive officers during fiscal 2008, or our “named executive officers” as defined in Item 402 of Regulation S-K. Also included in this table and discussed throughout this disclosure are the two other members of our management committee, Messrs. Vozzo and Saligram.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(4)	All Other Compensation(5)(6)	Total
					(all amounts in dollars)
Joseph Neubauer	2008	1,250,000	2,100,000	—	592,875	105,619	215,082	4,263,576
Chairman and Chief Executive Officer	2007	1,000,000	2,100,000	344,275	1,774,563	388,607	2,767,564	8,375,009

L. Frederick Sutherland	2008	680,577	500,000	315,000	57,160	1,392	48,672	1,602,801
EVP and Chief Financial Officer	2007	622,500	575,000	1,799,187	1,901,211	684	2,265,258	7,163,840

Andrew Kerin	2008	660,192	500,000	305,000	46,329	630	35,482	1,547,633
EVP and President, North America Food, Hospitality and Facilities	2007	601,250	575,000	1,700,754	2,184,066	246	2,544,720	7,606,036

Lynn B. McKee	2008	558,173	415,000	262,500	39,830	727	41,267	1,317,497
EVP, Human Resources	2007	518,750	475,000	1,696,559	1,789,037	353	1,941,755	6,421,454

Bart J. Colli	2008	612,981	425,000	287,500	(50,446)	290	37,120	1,312,445
EVP, General Counsel and Secretary	2007	562,500	475,000	1,713,793	2,193,247	125	2,036,088	6,980,753

Thomas J. Vozzo	2008	558,173	400,000	262,500	46,987	—	43,343	1,311,003
EVP and President, ARAMARK Uniform and Career Apparel	2007	518,750	450,000	1,628,551	2,765,516	—	1,895,470	7,258,287

Ravi Saligram	2008	565,865	450,000	175,000	42,481	246	26,280	1,259,872
EVP and President, ARAMARK International	2007	518,750	500,000	1,402,770	1,991,352	118	1,978,679	6,391,669

(1)	All of the members of our management committee except Messrs. Vozzo and Saligram deferred a portion of their fiscal 2008 and 2007 salaries under the 2007 Savings Incentive Retirement Plan or the 2005 Stock Unit Retirement Plan, the predecessor plan of the Savings Incentive Retirement Plan, which is also included in the Nonqualified Deferred Compensation Table on page 73. Mr. Saligram deferred a portion of his salary in fiscal 2007 under the 2007 Savings Incentive Retirement Plan and its predecessor, but did not defer salary or bonus in fiscal 2008. Mr. Saligram also deferred a portion of his salary in 2007 under the 2005 Deferred Compensation Plan, which is also reflected in the Nonqualified Deferred Compensation Table.
(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 and 2007 fiscal years for the fair value of restricted stock and restricted stock units granted in 2007, as well as restricted stock units granted in prior fiscal years (in the case of fiscal 2007), in accordance with SFAS No. 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In connection with the going-private transaction, on January 26, 2007, the vesting of all unvested restricted stock units was accelerated, which resulted in share-based compensation expense for the recognition of all unrecognized compensation cost. Unvested restricted stock units vested in accordance with their terms. In addition, due to provisions included in our 2001 Equity Incentive Plan that allowed for the cash settlement of restricted stock units upon a change of control, share-based compensation expense was recognized for the reclassification of restricted stock units from equity awards to liability awards. It was calculated as the difference between the grant-date fair value of the restricted stock unit and $33.80 per share, the price paid for each share of ARAMARK common stock in the going-private transaction. This resulted in a much larger dollar amount of expense for restricted stock units in fiscal 2007 than would have been reported in a year without this type of going-private transaction. For additional information, see Note 11 of our consolidated financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the individuals in the table. No restricted stock awards were granted in fiscal 2008. See Note 11 to the consolidated financial statements.

(3)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 and 2007 fiscal years for the fair value of stock options granted to each of the members of our management committee, in 2008 and 2007 as well as prior fiscal years (in the case of fiscal 2007), in accordance with SFAS No. 123R. Due to provisions in Mr. Neubauer’s employment agreement that effectively result in the vesting in all stock options issued to him upon his termination of employment (in most cases) or disability, SFAS No. 123R requires the Company to expense the full value of his stock options upon grant. In addition, because Mr. Colli is retirement-eligible and would be entitled upon retirement to continued vesting of his options for 12 months without further service, SFAS No. 123R requires the acceleration of share-based payment compensation cost to match the retirement eligible vesting schedule. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In connection with the going-private transaction, on January 26, 2007, the vesting of all unvested stock options was accelerated, which resulted in share-based compensation expense for the recognition of all unrecognized compensation cost. In addition, due to provisions included in our 2001 Equity Incentive Plan that allowed for the cash settlement of stock options upon a change of control, share-based compensation expense was recognized for the reclassification of stock options from equity awards to liability awards. For stock options, the reclassification expense was calculated as the excess of (1) the difference between the exercise price and $33.80, the price per share paid in the going-private transaction, over (2) the Black-Scholes grant-date fair value, to the extent that this amount was greater than zero. This resulted in a much larger dollar amount of expense for option awards in fiscal 2007 than would have been reported in a year without this type of going-private transaction. For additional information on the valuation assumptions with respect to the options, refer to Note 11 of our consolidated financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the individuals in the table. See the Grants of Plan-Based Awards Table for information on stock options granted in 2008. Fiscal 2008 numbers reflect the reversal of previously recognized expense for the performance-based options tied to the EBIT targets for fiscal 2008 through fiscal 2011 because the Company determined that achieving the EBIT targets for fiscal 2008 through fiscal 2011 was not probable.
(4)	Includes, for each of those listed in the table, amounts earned on deferred compensation in excess of 120% of the applicable federal rate. Also includes, for Mr. Neubauer, $101,087 in 2008 and $386,422 in 2007, which are the aggregate changes in the actuarial present value of his supplemental executive retirement benefit for such years. This change does not tie out to the difference between the number reported in the fiscal 2007 Pension Benefits table and the number reported in the fiscal 2008 Pension Benefits Table because the number in the fiscal 2007 Pension Benefits table was rounded. See “Employment Agreements and Change of Control Arrangements” on page 69 and “2008 Pension Benefits” on page 72.
(5)	The following are included in this column for fiscal 2008:
(a)	The aggregate incremental cost to the company of the following perquisites: car allowance payments or the cost to the company of providing the management committee member a company leased vehicle (including maintenance and insurance), country club fees, fees for an executive physical, premium payments for disability insurance, survivor income protection plan or term life insurance and for an excess health insurance plan and parking fees paid by the company, and, for Mr. Neubauer, personal use of the company aircraft and personal use of a company-provided car and driver. Most of the members of our management committee also receive complimentary lunch at their offices, at little incremental cost to the Company.
(b)	With regard to Mr. Neubauer, $102,798 for premiums the Company pays for Survivor Insurance on Mr. Neubauer’s behalf and $62,458 for Mr. Neubauer’s personal use of the Company aircraft. The calculation of incremental cost for personal use of company aircraft includes the variable costs incurred as a result of personal flight activity: a portion of ongoing maintenance and repairs, aircraft fuel, telephone communications and any travel expenses for the flight crew.
(c)	With respect to each individual listed in the table other than Messrs. Vozzo and Saligram, the amount of company matching contributions to the Savings Incentive Retirement Plan for each management committee member for fiscal 2008 ($9,300). Includes, with respect to Mr. Vozzo, amount of company matching contributions to the ARAMARK Uniform and Career Apparel Group Retirement Savings Plan for fiscal 2008 ($6,750).
(6)

For fiscal 2007, this column includes, among other items, amounts equal to what would have been paid to the members of the management committee (other than Mr. Neubauer) had they been terminated after the change of control or had they chosen to leave 13 months following a change of control in connection with the going-private transaction that was completed on January 26, 2007, as follows: for Mr. Sutherland, $2,210,000, for Mr. Kerin, $2,170,000, for Ms. McKee, $1,900,000, for Mr. Colli, $2,000,000, for Mr. Vozzo, $1,850,000, and for Mr. Saligram, $1,900,000. These payments resulted in the reporting of much larger dollar amounts in this column for fiscal 2007 than would otherwise be the case. Also includes in 2007, with respect to Mr. Neubauer, $280,000 for a Hart-Scott-Rodino filing fee and $2,263,776 for going-private transaction-related legal fees, each paid by the Company on Mr. Neubauer’s behalf. Also includes in fiscal 2007, with respect to Mr. Saligram, a payment to Mr. Saligram approved by the Compensation Committee in November 2007 of $42,655 for costs he incurred (including a tax gross up of $17,465) in connection with options he exercised.

2008 Grants of Plan Based Awards

The following table provides information about equity awards granted to our named executive officers and two other members of our management committee in fiscal 2008: (1) the grant date, (2) estimated future payouts under equity incentive plan awards, which consist of the stock options with performance-based vesting, (3) all other option awards, which consist of the number of shares underlying stock options with time-based vesting, (4) the exercise price of the stock option awards, which reflects the appraisal price of Holdings common stock on the date of grant, and (5) the grant date fair value of each equity award computed under SFAS 123R.

All of the grants in the Grants of Plan Based Awards table and the Outstanding Equity Awards at Fiscal Year End table refer to grants of options to purchase common stock of Holdings. ARAMARK Corporation no longer has an equity incentive plan and no longer grants any equity awards.

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options(2)	Exercise or Base Price of Option Awards(3)	Grant Date Fair Value of Stock and Option Awards(4)
		Threshold	Target(1)	Max
Neubauer
	3/5/08				75,000	$14.30	$301,500
	3/5/08	0	75,000	75,000		$14.30	$294,000
Sutherland

	3/5/08				37,500	$14.30	$150,750
	3/5/08	0	37,500	37,500		$14.30	$147,000
Kerin
	3/5/08				37,500	$14.30	$150,750
	3/5/08	0	37,500	37,500		$14.30	$147,000
McKee

	3/5/08				25,000	$14.30	$100,500
	3/5/08	0	25,000	25,000		$14.30	$98,000
Colli
	3/5/08				25,000	$14.30	$100,500
	3/5/08	0	25,000	25,000		$14.30	$98,000
Vozzo
	3/5/08				25,000	$14.30	$100,500
	3/5/08	0	25,000	25,000		$14.30	$98,000
Saligram
	3/5/08				30,000	$14.30	$120,600
	3/5/08	0	30,000	30,000		$14.30	$117,600

(1)

Management committee members may receive all or less than all of the target amount of performance-based options when certain events occur, including the achievement of certain percentage returns by our sponsors. See the discussion of “Equity Incentives” below. Consists of shares underlying options granted that vest in 25% increments on each of the first four anniversaries of the date of grant and upon the attainment of certain

EBIT targets that are set forth in the Option Agreement and described in the Compensation Disclosure and the narrative to the table. These stock options will expire ten years from the date of grant.
(2)	These stock options vest 25% per year over 4 years and have a ten year term.
(3)	The exercise price of the options reported in the table is the appraisal price of a share of Holdings common stock on the date of grant, which was $14.30 per share.
(4)	This column shows the full grant date fair value of stock options under SFAS No. 123R granted to the members of our management committee in 2008. No restricted stock was granted in fiscal 2008. For additional information on the valuation assumptions, refer to Note 11 of our consolidated financial statements. These amounts reflect the accounting expense, and do not correspond to the actual value that will be recognized by the management committee members.

The performance targets for 50% of the stock options granted to members of our management committee are based upon our annual EBIT. If we do not achieve the performance target for any particular fiscal year (other than the 2010 Fiscal Year in the case of fiscal 2007 grants and the 2011 fiscal year in the case of 2008 grants), but we do achieve a cumulative performance target at the end of a later fiscal year, then all installments of performance-based options that did not become vested because of a missed performance target or targets in a prior year will vest. Our EBIT targets over the four year vesting schedule of options granted to our management committee members in fiscal 2007 are as follows:

Year	Annual EBIT Target	Cumulative EBIT Target
2007	$705.1	N.A.
2008	$755.1	$1,460.2
2009	$778.1	$2,238.3
2010 (the “Final Fiscal Year”)	$889.2	$3,127.4

Our EBIT targets over the four year vesting schedule of options granted to our management committee members in fiscal 2008 are as follows:

Year	Annual EBIT Target	Cumulative EBIT Target
2008	$755.1	N.A.
2009	$778.1	$1,533.2
2010	$889.2	$2,422.3
2011 (the “Final Fiscal Year”)	$957.4	$3,379.8

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

•

any increase in amortization or depreciation resulting from the application of purchase accounting to the going-private transaction, including the current amortization of existing acquired intangibles;

•	any gain or loss from the early extinguishment of indebtedness including any hedging obligation or other derivative instrument;

•	any impairment charge or similar asset write off required by generally accepted accounting principles;

•	any non cash compensation expense resulting from the application of SFAS No. 123R or similar accounting requirements;

•	any expenses or charges related to any equity offering, acquisition, disposition, recapitalization, refinancing or similar transaction, including the going-private transaction;

•	any transaction, management, monitoring, consulting, advisory and related fees and expenses paid or payable to the sponsors;

•	the effects of changes in foreign currency translation rates from the rates used in the calculation of the EBIT targets; and

•	the impact that the 53rd week of operations will have on the company’s financial results during fiscal 2008.

Our EBIT targets are adjusted for acquisitions as follows:

•

for small acquisitions, which have purchase prices of less than $20 million each, there is no adjustment until the total consideration for all small acquisitions exceeds $20 million in any fiscal year, and then the EBIT targets will be adjusted for the percentage of EBIT that results from the cumulative amounts of such acquisitions over $20 million; and

•

for larger acquisitions, which have purchase prices of more than $20 million, our EBIT targets are adjusted based on the amount of EBIT that we project for that acquisition when it is approved by our board.

Our EBIT targets also are adjusted when we sell a business by an amount equal to the last twelve months earnings of the divested business.

The terms of the performance targets, including the adjustments, were initially negotiated with the Sponsors in connection with the going-private transaction and were approved by the Holdings board in connection with the closing of the going-private transaction and subsequently modified twice in 2007. The EBIT targets were also modified in November 2008 to reflect acquisitions and divestitures, pursuant to the terms of the Non-Qualified Stock Option Agreement. The EBIT targets are intended to measure achievement of the plan presented by ARAMARK to the Sponsors at the time of the negotiation of the going-private transaction, as modified in response to changed circumstances, and the adjustments to EBIT described above primarily represent elements of ARAMARK’s performance that are either beyond the control of management or were not predictable at the time the plan was set. The 2012 EBIT target, which was $1,008.9 million and which applies to option grants made beginning September 5, 2008, was approved by the board in August 2008.

Although in fiscal 2008 ARAMARK did not achieve the 2008 EBIT target, the Holdings board, after considering, among other things: (1) the challenging economic circumstances facing the Company that were not contemplated at the time the performance targets were originally set and (2) the performance of the Company during fiscal 2008 including the fact that the 2008 EBIT target was almost achieved, determined that management’s performance during the period deserved to be rewarded and decided to waive the requirement that the Company achieve the performance target with respect to 75% of the portion of the performance-based stock options whose vesting was subject to the achievement of the 2008 EBIT target including performance-based stock options held by the named executive officers. Accordingly, such portion of the performance-based options will vest when the time-based vesting requirement of such options is satisfied (e.g. for options granted in January and February 2007 the vesting date for such performance-based options will be January 26, 2009).

On December 10, 2008, the Holdings board approved new annual and cumulative targets for fiscal 2009 that were revised to recognize the effects of the current economic turmoil on the Company’s business and correspondingly reduced the cumulative targets for 2010 and beyond. The board also indicated that it would consider later in the year reducing the EBIT targets for 2010 and beyond.

The above performance targets do not represent a prediction of how ARAMARK will perform during the fiscal years 2009 through 2012. ARAMARK is not providing any guidance, nor updating any prior guidance, of its future performance with the disclosure of these performance targets, and you are cautioned not to rely on these performance targets as a prediction of ARAMARK’s future performance.

Some or all of the performance-based options also will vest when certain other events occur, including the achievement of a return or internal rate of return by our sponsors. For example, if our sponsors were to sell a portion of their investment in Holdings and, in connection with that sale, achieve an internal rate of return on or after the third anniversary of the grant date of the options equal to 22%, or prior to the third anniversary of the grant date, that equals or exceeds 200% of that sponsor’s investment, the sale would be a qualified partial liquidity event and a percentage of the unvested performance-based options will vest. The percentage will be based upon the percentage of our sponsors’ interest in Holdings that was sold in the qualified partial liquidity event. In addition, if there is a change of control of Holdings in which our sponsors do not achieve the return or internal rate of return described above, a portion of the unvested performance-based options will vest, with the percentage vesting based upon the percentage of eligible performance-based options that had previously vested. Finally, upon death, disability or retirement, unvested performance-based options that would have vested during the twelve month period immediately following termination had the termination not occurred during that period will vest. In addition, if employment terminates due to death, disability or retirement, the exercise period for vested options is 1 year, rather than the 90-day period that is otherwise available for terminations other than for cause.

Employment Agreements and Change of Control Arrangements

We have agreements with all of the members of our management committee for indeterminate periods terminable by either party, in most cases subject to post-employment severance and benefit obligations. While we do have these agreements in place, from time to time, it has been necessary to renegotiate some terms upon actual termination.

For more information regarding change of control and severance payments for members of our management committee, see the disclosure under “Potential Post Employment Benefits” on page 74.

Mr. Neubauer

Under Mr. Neubauer’s employment agreement, he receives a base salary of $1,300,000, which is reviewed annually by the compensation committee in connection with its review of Mr. Neubauer’s performance. The compensation committee can increase, but not decrease, his salary in its discretion. Mr. Neubauer’s bonus is determined by the compensation committee pursuant to the terms of the company’s Senior Executive Annual Performance Bonus Plan and Mr. Neubauer is eligible to participate in the company’s equity plan and all retirement and welfare programs applicable to senior executives of the company. Mr. Neubauer’s agreement provides for two year’s advance notice of termination, either by us or by him. Mr. Neubauer’s employment agreement also provides that he will receive a supplemental retirement benefit for the duration of his life following his termination of employment, with a 50% survivor benefit for his surviving spouse for her lifetime, which is described more fully in “2008 Pension Benefits” below. Mr. Neubauer’s employment agreement provides for certain payments upon termination that are more fully discussed in the “Potential Post Employment Benefits” section below.

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

Other management committee members

In connection with the going-private transaction, we entered into new employment agreements relating to employment and post employment competition with Messrs. Sutherland, Kerin, Vozzo, Colli and Saligram and Ms. McKee in July 2007. The agreements provide a payout in the event of a change of control based on a “double trigger” (more fully described under “Potential Post Employment Benefits”). The agreements, including the “double trigger” provision, were negotiated with the sponsors in connection with the going-private transaction. If any of the management committee members is terminated without “cause,” the agreements generally provide for severance payments on the basis of continuous service, generally equal to between 6 and 18 months of pay, plus the continuation of certain other benefits, including basic group medical and life insurance coverage, during the period of such payment. All of the members of the management committee would be entitled to an 18 month severance period. The agreements contain non-competition provisions pursuant to which the management committee member would be restricted from associating with or acquiring or maintaining an ownership interest in a competing business for a period of two years (or one year if employment is terminated by us other than for cause or is terminated by the employee for good reason after a change of control).

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

2008 Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(3)	Option Exercise Price	Option Expiration Date
Neubauer	112,500	168,750	168,750	$10	2/27/17
		75,000	75,000	$14.30	3/5/18

Sutherland	248,062	372,094	372,094	$10	1/26/17
	90,000	135,000	135,000	$10	2/27/17
		37,500	37,500	$14.30	3/5/18

Kerin	176,686	265,032	265,032	$10	1/26/17
	87,500	131,250	131,250	$10	2/27/17
		37,500	37,500	$14.30	3/5/18

McKee	152,968	229,454	229,454	$10	1/26/17
	75,000	112,500	112,500	$10	2/27/17
		25,000	25,000	$14.30	3/5/18

Colli	151,308	226,962	226,962	$10	1/26/17
	80,000	120,000	120,000	$10	2/27/17
		25,000	25,000	$14.30	3/5/18

Vozzo	197,968	296,954	296,954	$10	1/26/17
	80,000	120,000	120,000	$10	2/27/17
		25,000	25,000	$14.30	3/5/18

Saligram	172,968	259,454	259,454	$10	1/26/17
	75,000	112,500	112,500	$10	2/27/17
		30,000	30,000	$14.30	3/5/18

(1)	These are both time-based and performance-based options that have vested.
(2)	These are options subject to time-based vesting and vest 25% per year over four years, provided that the management committee member is still employed by us.
(3)	These options are subject to performance-based vesting and will vest 25% per year over four years, provided that certain performance targets are satisfied and the management committee member is still employed by us, with certain exceptions (disability, retirement or death). See “2008 Grants of Plan Based Awards.”

2008 Option Exercises and Stock Vested

The following table reflects restricted stock that our management committee members received in connection with the going-private transaction in amounts equal to what they would have received in severance had they been terminated after a change of control or had they chosen to leave 13 months following a change of control under their prior employment agreements, which vested and became unrestricted in January 2008. At that time, the appraisal price of one share of Holdings common stock was $13.45. The number of shares reflected in the “Number of Shares Acquired on Vesting” includes shares withheld to pay withholding tax, if any. The amounts in the “Value Realized Upon Vesting” column below are calculated based upon the appraisal price of $13.45 per share. No options were exercised by our management committee members in fiscal 2008.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Neubauer	—
Sutherland	94,500	$1,271,025
Kerin	91,500	$1,230,675
McKee	78,750	$1,059,188
Colli	86,250	$1,160,063
Vozzo	78,750	$1,059,188
Saligram	52,500	$706,125

2008 Pension Benefits

Mr. Neubauer is the only member of our management committee who has a supplemental executive retirement benefit. He has been employed by us since 1979 and an earlier version of the benefit was included in his employment agreement when he was promoted to chief executive officer in 1983 (and in subsequent employment agreements he has entered into with us). His right to the benefit vested in 1988. The supplemental executive retirement benefit entitles him to receive benefits beginning on his termination of employment for any reason or on his retirement. The annual benefit, which is payable in monthly installments, equals 50% of Mr. Neubauer’s base salary plus 50% of his average bonus, calculated based on his bonus from 2001-2003, or the three full years immediately preceding his retirement, whichever is greater. Mr. Neubauer will receive the retirement benefit for the remainder of his life and, upon his death, his surviving spouse would receive one-half of the benefit for the remainder of her life. This benefit will be paid to Mr. Neubauer, or his surviving spouse, according to our normal payroll cycle. Any amounts payable under the Survivor Income Protection Plan will reduce Mr. Neubauer’s retirement benefit. If Mr. Neubauer experiences a permanent disability, this benefit would commence immediately. The table below lists the present value of his benefit, which is set forth in his employment agreement with the Company, rather than an actual plan document.

Name	Plan Name(1)	Number of Years of Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year ($)
Joseph Neubauer	N/A	N/A	$16,279,440	—

(1)	Mr. Neubauer is entitled to this benefit under his employment agreement with the Company.
(2)	Mr. Neubauer’s right to the benefit vested in 1988 and credited service is not taken into account in determining the amount of the benefit.
(3)	The assumptions used in determining the present value of the future payments for the supplemental retirement benefit as of October 3, 2008 are as follows: (a) a discount rate of 6.25%; (b) mortality assumption based on the UP-94 mortality table; (c) payment as a monthly annuity as described above; and (d) his applicable base salary and average bonus figures. The actuarial present value is calculated assuming a retirement age equal to two years past his current age, which represents the period that notice is required to be provided for termination under his employment agreement. The assumptions are adjusted annually, based on prevailing market conditions and actual experience.

2008 Non Qualified Deferred Compensation

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

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earning in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Neubauer
SIRP	121,346	10,075	240,681	—	3,918,039
Deferred Comp Plan	—	—	121,892	—	1,951,660
Sutherland
SIRP	39,935	10,075	111,399	—	1,805,068
Deferred Comp Plan	—	—	—	—	—
Kerin
SIRP	158,462	10,075	50,381	—	889,003
Deferred Comp Plan	—	—	—	—	—
McKee
SIRP	32,781	10,075	58,179	—	949,278
Deferred Comp Plan	—	—	—	—	—
Colli
SIRP	35,994	10,075	19,394	—	329,900
Deferred Comp Plan	—	—	3,808	—	60,977
Vozzo	—	—	—	—	—
Saligram
SIRP	—	5,250	12,488	—	200,668
Deferred Comp Plan	—	—	7,188	—	115,090

(1)	All amounts in this column were deferred under the Savings Incentive Retirement Plan during fiscal 2008. All amounts deferred are included in the management committee member’s salary amount in the Summary Compensation Table.
(2)	With respect to members of the management committee, other than Mr.Vozzo, constitutes the Company match for fiscal 2007 which was made in November 2007. The company match for the 2008 fiscal year was made in November 2008, after the fiscal year end. These amounts were reported in the Summary Compensation Table.
(3)	Messrs. Neubauer, Colli and Saligram have balances in both the Stock Unit Retirement Plan and the 2005 Deferred Compensation Plan, or its predecessors. Our Summary Compensation Table for previous years included the amount of salary deferred and company match for those years. To the extent that earnings for the Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan exceeded 120% of the applicable federal rate, those excess earnings were reported in the Summary Compensation Table.

The Savings Incentive Retirement Plan enables members of our management committee to defer up to 25% of their base salaries, which become unfunded deferral obligations of ARAMARK. We credit amounts deferred with interest at the Moody’s Long Term Corporate Baa Bond Index rate for October of the previous year; the rate was 6.48% for 2008. From September 29, 2007 until December 31, 2007, we credited amounts deferred with an interest rate equal to 6.41%, which was the Moody’s Long Term Corporate Baa Bond Index rate as of the October 2006. Employees who participate in the Savings Incentive Retirement Plan are eligible to receive a company matching contribution equal to 25-75% of the first 6% of their salary deferred up to the Internal Revenue Code maximum deferral limit ($15,500 for fiscal 2008). This match is intended to replicate what the employee would have received if he or she had been able to participate in our 401(k) plans. For fiscal 2008, the company matching contribution was 60%. Mr. Vozzo, who is a member of our management committee, is not eligible to participate in the Savings Incentive Retirement Plan, but is able to participate in the 401(k) plan in our uniform division. His salary deferrals also are eligible for a company match at the same percentage as deferrals under the Savings Incentive Retirement Plan. The Savings Incentive Retirement Plan is settled in cash following termination of employment and in compliance with certain requirements of Section 409A of the Internal Revenue Code.

Management committee members may defer receipt of part or all of their cash compensation under our 2005 Deferred Compensation Plan. This Plan allows executives to save for retirement in a tax-deferred way at minimal cost to the company. Under this unfunded Plan, amounts deferred by the executive are credited at an interest rate based on Moody’s Long Term Corporate Baa Bond Index rate for October of the previous year, which was 6.48% beginning January 1, 2008. From September 29, 2007 until December 31, 2007, we credited amounts deferred with an interest rate equal to 6.41%, which was the Moody’s Long Term Corporate Baa Bond Index rate as of the October 2006. Effective January 1, 2009, the rate for both the Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan will be adjusted to 8.88%, the Moody’s Long Term Corporate Baa Bond Index rate for October 2008. The 2005 Deferred Compensation Plan permits participants to select a payment schedule at the time they make their deferral election, subject to a three-year minimum deferral period as long as the participant remains employed by the Company.

Potential Post Employment Benefits

Members of our management committee may be eligible to receive benefits in the event their employment is terminated (1) upon their retirement, disability or death, (2) by ARAMARK without cause, (3) in certain circumstances following a change of control. The amount of benefits will vary based on the reason for the termination.

The following sections present a discussion and calculations as of October 3, 2008 of the estimated benefits the members of our management committee would receive in these situations. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions discussed in the footnotes to the table and may not represent the actual amount an executive would receive if an eligible termination event were to occur.

In addition to the amounts disclosed in the following sections, each management committee member would retain the amounts which he or she has earned or accrued over the course of his or her employment prior to the termination event, such as the executive’s balances under our deferred compensation plans and, on death, disability and termination other than for cause, the proceeds of previously vested stock options and on death, disability or retirement, the proceeds of one additional tranche of unvested time based options that will vest and the proceeds of any unvested performance based options that would have otherwise vested in the year following termination. Mr. Neubauer is entitled to his supplemental executive retirement benefit upon his termination of employment. For further information about previously earned and accrued amounts, see “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table” and “2008 Pension Benefits” and “2008 Non Qualified Deferred Compensation.”

Retirement, Death, Disability

Mr. Neubauer has an employment agreement with us under which he is entitled to receive benefits from a supplemental executive retirement benefit upon his termination of employment or retirement. See “2008 Pension Benefits” for more information on Mr. Neubauer’s supplemental retirement benefit.

Mr. Neubauer’s employment agreement provides that, upon his death, his estate will receive his accrued but unpaid salary and vacation and a portion of his average bonus prorated for the portion of the then current fiscal year, calculated based on his bonus from 2001-2003, or the three full years immediately preceding his termination, whichever is greater. In the event of his death, Mr. Neubauer’s stock options will be treated in accordance with the terms of the Holdings 2007 Management Stock Incentive Plan, meaning his estate or designated beneficiary will receive one additional vested tranche of time-based options and will have one year to determine if an additional tranche of 25% of performance-based options will vest. His vested options will be exercisable for one year following his death. His surviving spouse will receive her portion of the supplemental retirement benefit described above.

If Mr. Neubauer is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or if Mr. Neubauer is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering employees of the participant’s employer, he will be considered permanently disabled and will receive all accrued but unpaid salary and vacation, continuation of salary for three years (offset by any amounts received under the survivor income protection plan and any disability plans), a portion of his bonus prorated for the portion of the then current fiscal year, calculated based on his average bonus from 2001-2003, or the three full years immediately preceding his termination, whichever is greater. In addition, all stock options held by Mr. Neubauer will become vested and immediately exercisable, but will remain subject to the terms of the Holdings 2007 Management Stock Incentive Plan. Accelerated vesting will occur for both Mr. Neubauer’s time-based and performance-based stock options. In addition, Mr. Neubauer may participate in the Executive Health Plan at his own expense for a period of three years following his permanent disability. Mr. Neubauer’s benefits on permanent disability would be in addition to amounts he would receive under the supplemental retirement benefit described above.

The other members of our management committee do not receive any special benefits upon retirement, disability or death, other than those under the Survivor Income Protection Plan and/or life insurance, as applicable, in the case of death as more fully described in the “Other Components of Compensation” section of the Compensation Discussion and Analysis, or with regard to their stock options that are more fully described above under “2008 Grants of Plan Based Awards.”

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

•

Participation in our basic medical and life insurance programs during the period over which he or she receives severance payments, with the employee share of premiums deducted from the severance payments; and

•	Use of his or her company car or continuation of his or her car allowance payments, as applicable, during the severance period.

Members of our management committee other than Mr. Neubauer are subject to a one year non-competition covenant if their employment is terminated without cause or they terminate for good reason prior to January 26, 2010, or after a future change of control.

Resignation for Good Reason and Termination or Resignation for Good Reason after a Change of Control

As mentioned above, Mr. Neubauer may resign for good reason if we materially breach his employment agreement and fail to cure or Mr. Neubauer resigns within 12 months after a change of control. A change of control under Mr. Neubauer’s employment agreement includes a person’s acquisition of 35% or more of our outstanding voting stock, the change in a majority of our board membership over a two year period, a sale or disposition of substantially all of our income-producing assets or property, the merger or consolidation of ARAMARK with another company and with our shareholders owning less than 50% of the voting stock of the surviving corporation after the merger or a change of control as defined by Form 8-K. A change of control will not be deemed to have occurred under Mr. Neubauer’s employment agreement if Mr. Neubauer is a member of the group whose transaction with ARAMARK or its stockholders would result in the change of control. If Mr. Neubauer resigns for good reason, he is entitled to the amounts set forth above under the heading “termination without cause.” This would constitute a “single trigger” since Mr. Neubauer can resign for any reason within 12 months after a change of control and be paid out under his agreement. This “single trigger” provision has been included in Mr. Neubauer’s agreement for at least the past 9 years and was not triggered by the going-private transaction.

In connection with the going-private transaction, the members of our management committee other than Mr. Neubauer received payments and restricted stock equal to the value that they would have received had they been terminated after the change of control that occurred on January 26, 2007. Therefore, if one of our other management committee members resigns for good reason prior to January 26, 2010 and there has not been another change of control, he or she will not be entitled to severance payments, but will be entitled to receive medical, life insurance and disability coverage at the same level provided by us prior to the closing of the going-private transaction on January 26, 2007 for two years following his or her resignation for good reason. Good reason is defined in their agreements as any of the following actions occurring after a change of control:

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

•

the company experiences a reorganization, merger or sale or disposition of substantially all of our assets or we purchase of the assets or stock of another entity unless the shareholders prior to the transaction own at least 50% of the voting stock after the transaction and no person owns a majority of the voting stock (unless that ownership existed before the transaction); or

•

a majority of the members of our board are replaced during any 12 month period and the new directors are not endorsed by a majority of the company’s board before the replacement or the replacement is not contemplated by our stockholders agreement.

Our agreements with our management committee members other than Mr. Neubauer contain a “double trigger”—to be initiated, there must be a change of control followed by an involuntary loss of employment within three years thereafter or employment must be terminated in anticipation of a change of control. We chose to implement a “double trigger” because we were advised by Frederic W. Cook & Co., Inc. that a “double trigger” is more common in the market than a “single trigger.” In addition, in connection with the going-private transaction, change of control amounts were paid to our management committee members other than

Mr. Neubauer under their previous employment agreements. Therefore, if a management committee member’s (other than Mr. Neubauer) employment is terminated by us without cause or if he or she resigns with good reason (as defined in his or her agreement) following a change of control other than the going-private transaction that was completed in January 2007, he or she is entitled to the following:

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

If the payments made to a member of our management committee were to result in excise tax or interest and penalties, the company is required to gross up the management committee member for the income or excise tax imposed. This gross up provision ensures that management committee members receive the full benefit of payments related to a change of control to which they are entitled. If a change of control were to have occurred at the end of fiscal 2008, no excise tax would be imposed on the members of our management committee and, therefore, the following table does not include any gross up for excise taxes.

Estimated Benefits Upon Termination

The following table shows potential payments to members of our management committee under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a termination of employment, assuming an October 3, 2008 termination date and using the appraisal price of our common stock as of October 3, 2008 ($15.15). The covered employees would also be eligible to receive their supplemental retirement benefits (in the case of Mr. Neubauer) and accrued deferred compensation and survivor income protection plan benefits as previously discussed, as well as life insurance benefits provided by third party insurance companies.

This table shows amounts that would be payable under existing employment and post employment competition agreements.

Name	Retirement	Permanent Disability	Death	Termination For Cause	Resignation w/out Good Reason	Voluntary Resignation with Notice	Termination w/out Cause	Involuntary Termination With Notice	Resignation with Good Reason / Change of Control
Neubauer (3)
Cash Payment (Lump Sum)	$1,300,000	$1,983,333	$1,983,333	$1,983,333	$1,983,333	$1,983,333	$8,550,000	$1,983,333	$8,550,000
Cash Payment (Over Time)		$3,900,000
Stock Options (1) (2)	$1,114,216	$2,445,000	$1,114,216		$579,375	$2,445,000	$2,445,000	$2,445,000	$2,445,000
Perquisites (2)							$432,323		$432,323

Total	$2,414,216	$8,328,333	$3,097,549	$1,983,333	$2,562,708	$4,428,333	$11,427,323	$4,428,333	$11,427,323

Name	Retirement	Death	Disability	Resignation for Good Reason	Termination w/out cause	Change of Control
Sutherland (4)
Cash Payment						$475,000
(Lump Sum)
Cash Payment					$1,020,000	$3,380,000
(Over Time)
Stock Options (1) (2)		$3,278,361	$3,278,361	$1,741,022	$1,741,022	$7,027,838
Perquisites (2)				$57,323	$37,587	$211,323

Total		$3,278,361	$3,278,361	$1,798,345	$2,798,609	$11,094,161

Kerin (5)
Cash Payment						$475,000
(Lump Sum)
Cash Payment					$990,000	$3,310,000
(Over Time)
Stock Options (1) (2)		$2,565,006	$2,565,006	$1,360,566	$1,360,566	$5,506,013
Perquisites (2)				$60,012	$51,797	$210,012

Total		$2,565,006	$2,565,006	$1,420,578	$2,402,363	$9,501,025

McKee (6)
Cash Payment						$400,000
(Lump Sum)
Cash Payment					$832,500	$2,772,500
(Over Time)
Stock Options (1) (2)		$2,210,623	$2,210,623	$1,174,040	$1,174,040	$4,738,661
Perquisites (2)				$24,810	$31,291	$157,905

Total		$2,210,623	$2,210,623	$1,198,850	$2,037,831	$8,069,066

Colli (7)
Cash Payment						$400,000
(Lump Sum)
Cash Payment					$915,000	$2,985,000
(Over Time)
Stock Options (1) (2)	$2,242,865	$2,242,865	$2,242,865	$1,191,236	$1,191,236	$4,807,445
Perquisites (2)				$45,921	$47,733	$192,328

Total	$2,242,865	$2,242,865	$2,242,865	$1,237,157	$2,153,969	$8,384,773

Vozzo (8)
Cash Payment						$400,000
(Lump Sum)
Cash Payment					$832,500	$2,742,500
(Over Time)
Stock Options (1) (2)		$2,693,435	$2,693,435	$1,431,540	$1,431,540	$5,768,661
Perquisites (2)				$47,561	$59,160	$191,638

Total		$2,693,435	$2,693,435	$1,479,101	$2,323,200	$9,102,799

Saligram (9)
Cash Payment						$400,000
(Lump Sum)
Cash Payment					$847,500	$2,877,500
(Over Time)
Stock Options (1) (2)		$2,405,607	$2,405,607	$1,277,040	$1,277,040	$5,159,161
Perquisites (2)				$69,328	$53,534	$200,328

Total		$2,405,607	$2,405,607	$1,346,368	$2,178,074	$8,636,989

*	Change of control means termination without cause following a change of control or resignation for good reason following a change of control.
(1)	Calculations with regard to stock options are based upon the appraised value as of September 1, 2008.

(2)	With regard to stock options, amounts were calculated using the appraisal price of $15.15 per share. In addition, in the case of retirement (in the case of Mr. Colli), death and disability, amounts were calculated assuming that all time-based options scheduled to vest in fiscal 2009 vest and 75% of the performance-based options scheduled to vest in fiscal 2009 vest. The following assumptions were used in our calculation of the cost of perquisites in connection with termination of employment: for health insurance premiums, a 7% increase annually, for dental insurance premiums, a 5% increase annually, for vision insurance premiums, a 2% increase annually and no increase for excess health, life and accident insurance premiums.
(3)	(a) In addition to the amounts listed in this table, Mr. Neubauer also will receive his supplemental executive retirement benefit as described under “2008 Pension Benefits.”

(b) Included in Mr. Neubauer’s perquisites in the case of Termination without cause or resignation for good reason following a change of control are health care, accident, disability and survivor insurance premiums for three years, use of a company leased vehicle and vehicle maintenance and insurance for three years and reimbursement for country club fees or financial planning services.

(4)	Included in Mr. Sutherland’s perquisites: (a) in the case of resignation for good reason, are health care, accident, disability and survivor insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years and a car allowance for eighteen months, as well as outplacement benefits of 20% of his base salary.
(5)	Included in Mr. Kerin’s perquisites: (a) in the case of resignation for good reason, are health care, accident, disability and survivor insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of his base salary.
(6)	Included in Ms. McKee’s perquisites: (a) in the case of resignation for good reason, are health care, accident, disability and survivor insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of her base salary.
(7)	Included in Mr. Colli’s perquisites: (a) in the case of resignation for good reason, are health care, accident, and disability insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage, a car allowance over an 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and term life insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of his base salary.
(8)	Included in Mr. Vozzo’s perquisites: (a) in the case of resignation for good reason, are health care, accident, disability and survivor insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of his base salary.
(9)	Included in Mr. Saligram’s perquisites: (a) in the case of resignation for good reason, are health care, accident, disability and survivor insurance premiums over a two year period; (b) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over a 18 month severance period; and (c) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of his base salary.

Director Compensation

Three of our executive officers, Joseph Neubauer, L. Frederick Sutherland and Christopher Holland, serve as directors of ARAMARK Corporation. None of them receives any additional remuneration for serving as a director.

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

The following table sets forth information with respect to the beneficial ownership, as of November 28, 2008, of (i) each individual or entity known by us to own beneficially more than 5% of the common stock of Holdings, (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Beneficial Ownership of ARAMARK Corporation Common Stock(1)	Percentage of ARAMARK Corporation Common Stock
GS Capital Partners (2)	206	20.63%
CCMP Capital Investors (3)	103	10.31%
J.P. Morgan Partners (4)	103	10.31%
Thomas H. Lee Partners (5)	206	20.63%
Warburg Pincus LLC (6)	210	21.06%
Joseph Neubauer (7)	92	9.22%
L. Frederick Sutherland (8)	10	1.04%
Andrew C. Kerin (9)	5	*
Thomas J. Vozzo (10)	6	*
Bart J. Colli (11)	5	*
Lynn B. McKee (12)	5	*
Ravi K. Saligram (13)	5	*
Christopher S. Holland (14)	1	*
Directors and Executive Officers as a Group (9 persons) (15)	127	12.72%

*	Less than one percent or one share, as applicable.

(1)	ARAMARK has 1,000 shares of common stock outstanding, all of which are owned indirectly by Holdings. Share amounts indicated below reflect beneficial ownership, through Holdings, by such entities or individuals of these 1,000 shares of ARAMARK.
(2)	ARAMARK shares shown as beneficially owned by GS Capital Partners reflect an aggregate of the following record ownership: (i) 22,326,144 shares of Holdings held by GS Capital Partners V Fund, L.P.; (ii) 11,532,758 shares of Holdings held by GS Capital Partners V Offshore Fund, L.P.; (iii) 7,655,956 shares of Holdings held by GS Capital Partners V Institutional, L.P.; and (iv) 885,142 shares of Holdings held by GS Capital Partners V GmbH & Co. KG (collectively, the “GS Entities”). The GS Entities, of which affiliates of the Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager, share voting and investment power with certain of its respective affiliates. The Goldman Sachs Group, Inc. disclaims beneficial ownership of the shares held directly or indirectly by the GS Entities, except to the extent of its pecuniary interest therein, if any. The address of GS Capital Partners is c/o The Goldman Sachs Group, 85 Broad Street, New York, New York 10004.

(3)	ARAMARK shares shown as beneficially owned by CCMP Capital Investors reflect an aggregate of the following record ownership: (i) 18,706,647 shares of Holdings held by CCMP Capital Investors II, L.P.; and (ii) 2,493,353 shares of Holdings held by CCMP Capital Investors (Cayman) II, L.P. The address of CCMP Capital Investors is 245 Park Avenue, 16th Floor, New York, New York 10020.
(4)	ARAMARK shares shown as beneficially owned by JP Morgan Partners reflect an aggregate of the following record ownership: (i) 11,955,003 shares of Holdings held by JP Morgan Partners (BHCA), LP; (ii) 2,865,797 shares of Holdings held by JP Morgan Partners Global Investors, L.P.; (iii) 440,340 shares of Holdings held by JP Morgan Partners Global Investors A, L.P.; (iv) 1,438,760 shares of Holdings held by JP Morgan Partners Global Investors (Cayman), L.P.; (v) 160,899 shares of Holdings held by JP Morgan Partners Global Investors (Cayman) II, L.P.; (vi) 970,308 shares of Holdings held by J.P. Morgan Partners Global Investors (Selldown), L.P.; and (vii) 3,368,893 shares of Holdings held by J.P. Morgan Partners Global Investors (Selldown) II, L.P. The address of JP Morgan Partners is 270 Park Avenue, 9th Floor, New York, New York 10017.
(5)	ARAMARK shares shown as beneficially owned by Thomas H. Lee Partners reflect an aggregate of the following record ownership: (i) 200,000 shares of Holdings held by THL Equity Fund VI Investors (ARAMARK), LLC; (ii) 23,347,540 shares of Holdings held by Thomas H. Lee Equity Fund VI, L.P.; (iii) 15,809,712 shares of Holdings held by Thomas H. Lee Parallel Fund VI, L.P.; (iv) 2,761,639 shares of Holdings held by Thomas H. Lee Parallel (DT) Fund VI, L.P.; (v) 119,161 shares of Holdings held by Putnam Investment Holdings, LLC; (vi) 119,115 shares of Holdings held by Putnam Investments Employees Securities Company III LLC; and (vii) 42,833 shares of Holdings held by THL Coinvestment Partners, L.P. The address of Thomas H. Lee Partners is 100 Federal Street, 35th Floor, Boston, Massachusetts 02110.
(6)	ARAMARK shares shown as beneficially owned by Warburg Pincus LLC reflect record ownership of 43,300,000 shares of Holdings held by Warburg Pincus Private Equity IX, L.P. (“WPIX”). Warburg Pincus Partners, LLC, a direct subsidiary of Warburg Pincus & Co. (“WP”), is the sole member of WPIX. Warburg Pincus IX, LLC, an indirect subsidiary of WP, is the sole general partner of WPIX. WPIX is managed by Warburg Pincus LLC. The address of Warburg Pincus LLC is 466 Lexington Avenue, 10th Floor, New York, New York 10017.
(7)	Includes beneficial ownership held by a trust for which Mr. Neubauer serves as trustee. ARAMARK Corporation shares shown as beneficially owned by Mr. Neubauer reflect 210,938 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 28, 2008.
(8)	Includes beneficial ownership held by a family partnership for which Mr. Sutherland serves as a general partner. ARAMARK Corporation shares shown as beneficially owned by Mr. Sutherland reflect 633,867 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 28, 2008.
(9)	ARAMARK Corporation shares shown as beneficially owned by Mr. Kerin reflect 495,350 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 28, 2008.
(10)	Includes beneficial ownership held by a family trust for which Mr. Vozzo serves as trustee. ARAMARK Corporation shares shown as beneficially owned by Mr. Vozzo reflect 521,190 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 28, 2008.
(11)	Includes beneficial ownership held by a trust for which Mr. Colli’s spouse serves as trustee. ARAMARK Corporation shares shown as beneficially owned by Mr. Colli reflect 433,703 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 28, 2008.
(12)	Includes beneficial ownership held by a general partnership for which Ms. McKee serves as a general partner. ARAMARK Corporation shares shown as beneficially owned by Ms. McKee reflect 427,440 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 28.
(13)	ARAMARK Corporation shares shown as beneficially owned by Mr. Saligram reflect 464,940 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 28, 2008.
(14)	ARAMARK Corporation shares shown as beneficially owned by Mr. Holland reflect 87,068 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 28, 2008.
(15)	ARAMARK Corporation shares shown as beneficially owned by Directors and Executive Officers as a group reflect 3,303,884 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 28, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review of Related Person Transactions

The Board of Directors adopted a written Policy Regarding Transactions with Related Persons, which is administered by the Audit and Corporate Practices Committee of Holdings (the “Audit Committee”). This policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a Related Person (as defined in Item 404(a) of SEC Regulation S-K) has a direct or indirect material interest. Under the Policy, a related person transaction other than as described below must be reported to the Company’s General Counsel and be reviewed and approved or ratified by the Audit Committee in accordance with the terms of this Policy, prior to the effectiveness or consummation of the transaction, whenever practicable. The Audit Committee will review all relevant information available to it about the potential Related Person Transaction. The Audit Committee, in its sole discretion, may impose such conditions as it deems appropriate on the Company or the Related Person in connection with the approval of the Related Person Transaction. In connection with transactions in which Mr. Neubauer, any of the directors of Holdings who are associated with the Sponsors or any of the Sponsors has a direct or indirect material interest, the provisions of the Stockholders Agreement of Holdings, which requires the consent of a majority of the disinterested directors of Holdings, will apply except that in the case of Mr. Neubauer, this requirement will not apply to compensation and incentive arrangements and other matters within the customary purview of and approved by the Compensation and Human Resources Committee of Holdings.

Certain Relationships and Related Transactions

We manage our exposure to interest rate changes with respect to our floating rate indebtedness through the use of interest rate swaps. Before and subsequent to the closing of the Transaction on January 26, 2007, our financial institution counterparties on these swaps have included entities affiliated with Goldman Sachs Capital Partners and with J.P. Morgan Partners. As of October 3, 2008, the notional value of interest rate swaps with entities affiliated with Goldman Sachs Capital Partners was $1,410 million, £37.5 million and ¥5.0 billion and with entities affiliated with J.P. Morgan Partners was $1,340 million and £37.5 million. In all of these swaps, we pay the counterparty a fixed interest rate in exchange for their payment of a floating interest rate. The net payments in fiscal 2008 to entities affiliated with Goldman Sachs Capital Partners and entities affiliated with J.P. Morgan Partners pursuant to interest rate swap transactions were approximately $17.3 million and $16.2 million, respectively.

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

Other Transactions

The Company employs the brother of Andrew C. Kerin, who is one of our executive officers, as a general manager in its Uniform division. Mr. Kerin’s brother earned approximately $158,000 in salary and bonus in fiscal 2008.

We have a split dollar life insurance agreement with Mr. Neubauer. The agreement relates to life insurance policies owned by a trust created by Mr. Neubauer. Pursuant to the agreement, prior to 2003 we paid a substantial portion of the premiums on the policies, such amounts to be repaid from the proceeds of the policies upon their termination. At October 3, 2008, the amount of the premium repayment obligation was $2,497,692. We do not charge interest in each fiscal year on this amount. However, we have in the past captured at least some of the foregone interest because we reduced the amount of the interest that would otherwise accrue on Mr. Neubauer’s deferred compensation. We hold a security interest in the policies to secure the repayment of the premium amount paid by us. This arrangement terminates upon the termination of Mr. Neubauer’s employment (other than by reason of his retirement).

Director Independence

The Company’s Board of Directors is composed of Joseph Neubauer, L. Frederick Sutherland and Christopher S. Holland, each of whom is elected to serve until his successor is duly elected and qualified. Each of our directors is an employee of the Company and would not be considered independent for purposes of the New York Stock Exchange Listing Standards.

Item 14. Principal Accountant Fees and Services

Set forth below is information relating to the aggregate fees billed by KPMG LLP for professional services rendered for each of the last two fiscal years.

Audit Fees

The aggregate fees billed by KPMG LLP for each of fiscal 2008 and fiscal 2007 for professional services rendered for the audit of our consolidated financial statements, for the reviews of the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years, or for services normally provided by our independent public accountant in connection with statutory or regulatory filings or engagements, including reviews of registration statements, for those fiscal years were $4,560,518 and $5,770,743, respectively.

Audit-Related Fees

The aggregate fees billed by KPMG LLP in each of fiscal 2008 and fiscal 2007 for assurance and related services that were reasonably related to performance of the audit or review of our consolidated financial statements and that are not reported under “Audit Fees” above were $806,035 and $540,978, respectively. These services consisted of compliance and employee benefit plan audits, accounting consultation and other services.

Tax Fees

The aggregate fees billed by KPMG LLP in each of fiscal 2008 and fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning were $315,670 and $265,449, respectively. These services consisted primarily of international compliance assistance and tax planning advice.

All Other Fees

The aggregate fees billed by KPMG LLP in fiscal 2008 and 2007 for products and services provided, other than the services noted above, were $9,050 and $25,000, respectively. These fees primarily related to industry consultation outside the United States.

Pre-Approval of Services

The Audit Committee annually reviews and pre-approves the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. The Audit Committee has also adopted a Pre-Approval Policy that contains a list of pre-approved services, which the Audit Committee may revise from time to time, based on subsequent determinations. The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee, or in his absence or unavailability, to another specified member of the Audit Committee. The chairman of the Audit Committee or such specified member will report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of our audit-related fees and tax fees were pre-approved by the Audit Committee or the chairman of the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.

(b) Exhibits Required by Item 601 of Regulation S-K

See the Exhibit Index which is incorporated herein by reference.

(c) Financial Statement Schedules

See Index to Financial Statements and Schedule at page S-1.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant’s last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARAMARK CORPORATION

Date: December 15, 2008	By:	/s/ JOSEPH NEUBAUER
	Name:	Joseph Neubauer
	Title:	Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JOSEPH NEUBAUER Joseph Neubauer	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2008

/S/ L. FREDERICK SUTHERLAND L. Frederick Sutherland	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	December 15, 2008

/S/ JOSEPH MUNNELLY Joseph Munnelly	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	December 15, 2008

/S/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Senior Vice President, Treasurer and Director	December 15, 2008

ARAMARK CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Management’s Report on Internal Control Over Financial Reporting	S-2
Report of Independent Registered Public Accounting Firm	S-3
Consolidated Balance Sheets as of October 3, 2008 and September 28, 2007	S-4

Consolidated Statements of Income for the fiscal year ended October  3, 2008 (Successor), the period from January 27, 2007 through September 28, 2007 (Successor), the period from September 30, 2006 through January 26, 2007 (Predecessor) and for the fiscal year ended September 29, 2006 (Predecessor)

S-5

Consolidated Statements of Cash Flows for the fiscal year ended October  3, 2008 (Successor), the period from January 27, 2007 through September 28, 2007 (Successor), the period from September 30, 2006 through January 26, 2007 (Predecessor) and for the fiscal year ended September 29, 2006 (Predecessor)

S-6

Consolidated Statements of Shareholders’ Equity for the fiscal year ended October  3, 2008 (Successor), the period from January 27, 2007 through September 28, 2007 (Successor), the period from September 30, 2006 through January 26, 2007 (Predecessor) and for the fiscal year ended September  29, 2006 (Predecessor)

S-7
Notes to Consolidated Financial Statements	S-9

Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal year ended October  3, 2008 (Successor), the period from January 27, 2007 through September 28, 2007 (Successor), the period from September 30, 2006 through January 26, 2007 (Predecessor) and for the fiscal year ended September  29, 2006 (Predecessor)

S-56

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 3, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ Joseph Neubauer
Joseph Neubauer
Chairman and Chief Executive Officer

/s/ L. Frederick Sutherland
L. Frederick Sutherland
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation and subsidiaries as of October 3, 2008 and September 28, 2007 (Successor Periods), and the related consolidated statements of income, cash flows and shareholder’s equity for the fiscal year ended October 3, 2008 (Successor Period), the period from January 27, 2007 through September 28, 2007 (Successor Period), the period from September 30, 2006 through January 26, 2007 (Predecessor Period) and for the fiscal year ended September 29, 2006 (Predecessor Period). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of October 3, 2008 and September 28, 2007 (Successor Periods), and the related consolidated statements of income, cash flows and shareholder’s equity for the fiscal year ended October 3, 2008 (Successor Period), the period from January 27, 2007 through September 28, 2007 (Successor Period), the period from September 30, 2006 through January 26, 2007 (Predecessor Period) and for the fiscal year ended September 29, 2006 (Predecessor Period), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 26, 2007, the Company was acquired through a merger transaction with RMK Acquisition Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable. Also, as discussed in Notes 8 and 9, effective January 26, 2007, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans; and, effective January 27, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/    KPMG LLP

Philadelphia, Pennsylvania

December 12, 2008

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 3, 2008 AND SEPTEMBER 28, 2007

(in thousands, except share amounts)

	October 3, 2008	September 28, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$148,919	$83,638
Receivables (less allowances: 2008—$42,528; 2007—$40,022)	949,638	908,742
Inventories	535,746	527,730
Prepayments and other current assets	164,017	123,791

Total current assets	1,798,320	1,643,901

Property and Equipment, at cost:
Land, buildings and improvements	543,156	518,870
Service equipment and fixtures	1,096,466	857,590

	1,639,622	1,376,460
Less-Accumulated depreciation	(416,526)	(171,339)

	1,223,096	1,205,121

Goodwill	4,512,133	4,629,505
Other Intangible Assets	2,215,321	2,400,073
Other Assets	774,533	715,098

	$10,523,403	$10,593,698

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$54,677	$51,443
Accounts payable	747,887	750,460
Accrued payroll and related expenses	390,324	393,203
Accrued expenses and other current liabilities	618,756	567,682

Total current liabilities	1,811,644	1,762,788

Long-term borrowings	5,859,557	5,890,566
Less-Current portion	(54,677)	(51,443)

Total long-term borrowings	5,804,880	5,839,123

Deferred Income Taxes and Other Noncurrent Liabilities	1,337,472	1,372,551
Common Stock Subject to Repurchase	229,628	179,677
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,391,550	1,435,769
Earnings retained for use in the business	55,519	16,059
Accumulated other comprehensive loss	(107,290)	(12,269)

Total shareholder’s equity	1,339,779	1,439,559

	$10,523,403	$10,593,698

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2008 (SUCCESSOR), THE

PERIOD FROM JANUARY 27, 2007 THROUGH SEPTEMBER 28, 2007 (SUCCESSOR), THE

PERIOD FROM SEPTEMBER 30, 2006 THROUGH JANUARY 26, 2007 (PREDECESSOR) AND FOR

THE FISCAL YEAR ENDED SEPTEMBER 29, 2006 (PREDECESSOR)

(in thousands)

	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
Sales	$13,470,152	$8,438,448	$3,945,868	$11,621,173

Costs and Expenses:
Cost of services provided	12,218,089	7,623,684	3,586,961	10,537,383
Depreciation and amortization	509,137	322,480	116,438	339,337
Selling and general corporate expenses	176,790	126,874	173,934	178,922
Goodwill impairment	—	—	—	35,000
Other (income) expense (Note 3)	—	(21,177)	—	—

	12,904,016	8,051,861	3,877,333	11,090,642

Operating Income	566,136	386,587	68,535	530,531
Interest and Other Financing Costs, net	514,690	365,887	48,672	139,945

Income from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	51,446	20,700	19,863	390,586
Provision for Income Taxes	11,986	4,641	5,063	129,230

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	39,460	16,059	14,800	261,356
Income from Discontinued Operations, net (Note 1)	—	—	—	3,093
Cumulative Effect of Change in Accounting Principle, net (Note 7)	—	—	—	(3,351)

Net income	$39,460	$16,059	$14,800	$261,098

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2008 (SUCCESSOR), THE

PERIOD FROM JANUARY 27, 2007 THROUGH SEPTEMBER 28, 2007 (SUCCESSOR), THE

PERIOD FROM SEPTEMBER 30, 2006 THROUGH JANUARY 26, 2007 (PREDECESSOR) AND FOR

THE FISCAL YEAR ENDED SEPTEMBER 29, 2006 (PREDECESSOR)

(in thousands)

	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
Cash flows from operating activities:
Net income	$39,460	$16,059	$14,800	$261,098
Less: Income from discontinued operations, net	—	—	—	(3,093)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	509,137	322,480	116,438	339,337
Income taxes deferred	(18,264)	(118,668)	(11,640)	(53,722)
Share-based compensation expense	11,760	27,518	84,059	22,000
Gain from sale of investment	—	(21,177)	—	—
Cumulative effect of change in accounting principle	—	—	—	3,351
Goodwill impairment	—	—	—	35,000
Changes in noncash working capital:
Receivables	(87,107)	(8,622)	(34,780)	(31,846)
Inventories	(10,805)	(29,443)	2,915	(9,200)
Prepayments	(8,325)	14,209	(25,989)	(7,992)
Accounts payable	9,930	172,786	(100,451)	29,494
Accrued expenses	10,139	153,792	(111,424)	27,533
Net proceeds from sale of receivables	17,000	22,000	—	—
Changes in other noncurrent liabilities	22,693	14,551	3,122	1,580
Changes in other assets	(3,896)	(14,515)	(13,491)	(28,947)
Other operating activities	4,560	9,427	290	1,204

Net cash provided by (used in) operating activities	496,282	560,397	(76,151)	585,797

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(364,229)	(248,943)	(81,534)	(319,854)
Disposals of property and equipment	13,832	13,152	20,055	49,120
Proceeds from sales and divestitures	—	285,982	—	—
Acquisition of certain businesses:
Working capital other than cash acquired	(1,014)	(2,395)	(5,494)	8,927
Property and equipment	(4,759)	(301)	(12,835)	(4,118)
Additions to goodwill, other intangible assets and other assets, net	(49,182)	(57,541)	(63,389)	(144,103)
Acquisition of ARAMARK Corporation	—	(6,100,687)	—	—
Other investing activities	163	5,153	3,245	13,511

Net cash used in investing activities	(405,189)	(6,105,580)	(139,952)	(396,517)

Cash flows from financing activities:
Proceeds from long-term borrowings	5,583	5,918,842	416,956	323,623
Payment of long-term borrowings	(26,173)	(2,131,503)	(130,986)	(404,410)
Proceeds from issuance of common stock	2,656	—	9,666	45,251
Capital contributions	4,900	1,844,136	—	—
Repurchase of common stock	(14,141)	(750)	—	(113,460)
Payment of dividends	—	—	(12,624)	(50,512)
Other financing activities	1,363	(138,508)	22,016	1,841

Net cash provided by (used in) financing activities	(25,812)	5,492,217	305,028	(197,667)

Increase (Decrease) in cash and cash equivalents	65,281	(52,966)	88,925	(8,387)
Cash and cash equivalents, beginning of period	83,638	136,604	47,679	56,066

Cash and cash equivalents, end of period	$148,919	$83,638	$136,604	$47,679

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2008 (SUCCESSOR), THE

PERIOD FROM JANUARY 27, 2007 THROUGH SEPTEMBER 28, 2007 (SUCCESSOR), THE PERIOD FROM SEPTEMBER 30, 2006 THROUGH JANUARY 26, 2007 (PREDECESSOR) AND FOR

THE FISCAL YEAR ENDED SEPTEMBER 29, 2006 (PREDECESSOR)

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

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2008 (SUCCESSOR), THE

PERIOD FROM JANUARY 27, 2007 THROUGH SEPTEMBER 28, 2007 (SUCCESSOR), THE PERIOD FROM SEPTEMBER 30, 2006 THROUGH JANUARY 26, 2007 (PREDECESSOR) AND FOR

THE FISCAL YEAR ENDED SEPTEMBER 29, 2006 (PREDECESSOR)

(in thousands)

	Common Stock	Class A Common Stock	Class B Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Income (Loss)	Total
Successor
Investment by Parent Company	$—	$—	$—	$1,848,527	$—	$—	$1,848,527
Deemed dividend to continuing shareholder				(408,000)			(408,000)
Comprehensive income:
Net income					16,059		16,059
Pension plan adjustments (net of tax)						2,131	2,131
Foreign currency translation adjustments (net of tax)						18,821	18,821
Change in fair value of cash flow hedges (net of tax)						(33,221)	(33,221)

Total comprehensive income							3,790

Compensation expense related to stock incentive plans				27,518			27,518
Tax benefits related to stock incentive plans				15			15
Increase in Parent Company common stock subject to repurchase obligation, net				(31,541)			(31,541)
Purchases of Parent Company common stock				(750)			(750)

Balance, September 28, 2007	$—	$—	$—	$1,435,769	$16,059	$(12,269)	$1,439,559

Comprehensive loss:
Net income					39,460		39,460
Pension plan adjustments (net of tax)						(13,370)	(13,370)
Foreign currency translation adjustments (net of tax)						(12,043)	(12,043)
Change in fair value of cash flow hedges (net of tax)						(69,608)	(69,608)

Total comprehensive loss							(55,561)

Capital contributions from issuance of Parent Company common stock				7,556			7,556
Compensation expense related to stock incentive plans				11,760			11,760
Tax benefits related to stock incentive plans				1,406			1,406
Increase in Parent Company common stock subject to repurchase obligation, net				(49,951)			(49,951)
Purchases of Parent Company common stock				(14,990)			(14,990)

Balance, October 3, 2008	$—	$—	$—	$1,391,550	$55,519	$(107,290)	$1,339,779

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 206.9 million issued and approximately 205.8 million outstanding as of October 3, 2008. Although ARAMARK Corporation continued as the same legal entity after the Transaction, the accompanying consolidated statements of income, cash flows and shareholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. As a result of the Transaction and the related purchase accounting described in Note 2, the Predecessor and Successor financial statements are not comparable. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods.

On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements exclude the accounts of ARAMARK Holdings Corporation and ARAMARK Intermediate Holdco Corporation, but do reflect the Sponsors’ investment cost basis allocated to the assets and liabilities acquired on January 26, 2007.

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal year ended October 3, 2008 was a fifty-three week period and the fiscal years ended September 28, 2007 and September 29, 2006 were each fifty-two week periods.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will enhance and expand the disclosures for derivative instruments and hedging activities. SFAS No. 161 is effective for ARAMARK beginning in the second quarter of fiscal 2009. The Company is currently evaluating this pronouncement.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which will significantly change the accounting for business combinations. SFAS No. 141R is effective for ARAMARK for business combinations finalized beginning in fiscal 2010. The Company is currently evaluating this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for ARAMARK beginning in fiscal 2010. The Company is currently evaluating this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected to be measured at fair value are recognized in earnings each reporting period. The Company will adopt SFAS No. 159 in fiscal 2009 with no effect on the Company’s consolidated financial statements as the Company will not use the fair-value measurement election for any eligible financial assets or financial liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for ARAMARK beginning in fiscal 2009 for financial assets and financial liabilities and fiscal 2010 for nonfinancial assets and nonfinancial liabilities. The Company will adopt SFAS No. 157 for financial assets and financial liabilities in fiscal 2009 with no expected material effect on the Company’s consolidated financial statements. The Company is still evaluating the impact SFAS No. 157 will have on nonfinancial assets and nonfinancial liabilities.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for ARAMARK beginning in fiscal 2010. The Company is currently evaluating this pronouncement.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. As of October 3, 2008 and September 28, 2007, “Accumulated other comprehensive loss” consisted of pension plan adjustments of ($11.3) million and $2.1 million, respectively, foreign currency translation adjustment of $6.8 million and $18.8 million, respectively, and fair value of cash flow hedges of ($102.8) million and ($33.2) million, respectively.

Currency Translation

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Currency transaction gains included in operating results for the Successor period from January 27, 2007 through September 28, 2007 were approximately $4.0 million. Transaction gains and losses included in operating results for fiscal 2008 and all Predecessor periods were immaterial.

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

The components of inventories are as follows:

	October 3, 2008	September 28, 2007
Food	33.6%	31.7%
Career apparel, safety equipment and linens	62.6%	64.4%
Parts, supplies and novelties	3.8%	3.9%

	100.0%	100.0%

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10 years for service equipment and fixtures. Depreciation expense during fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 was $262.7 million, $169.9 million, $82.1 million and $244.1 million, respectively.

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

The principal equity method investment (approximately $190.7 million and $174.9 million at October 3, 2008 and September 28, 2007, respectively) is the 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company. Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	October 3, 2008	September 28, 2007
Current assets	$255,836	$231,972
Noncurrent assets	171,844	167,089
Current liabilities	233,664	205,861
Noncurrent liabilities	51,386	63,875
Minority interest	396	325

	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007
Sales	$1,383,076	$796,948
Gross profit	164,207	98,899
Net income	23,401	15,099

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of allocated investment amortization, was $8.4 million and $4.9 million for fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007, respectively, and is recorded as a reduction of “Cost of services provided” in the Consolidated Statements of Income.

Other Accrued Expenses and Liabilities

Other accrued expenses and current liabilities consist principally of insurance accruals, advanced payments from clients, taxes, interest and accrued commissions. Noncurrent liabilities consist primarily of deferred compensation, insurance accruals, pension liabilities, fair value of interest rate swaps and other hedging agreements and asset retirement obligations.

The Company is self-insured for a limited portion of the risk retained under its general liability and workers’ compensation arrangements. Self-insurance reserves are recorded based on actuarial analyses.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Compensation

The Company follows SFAS No. 123R, “Share-Based Payment,” and related interpretations, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). See Note 11 for additional information on share-based compensation.

Supplemental Cash Flow Information

	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
(dollars in millions)
Interest paid	$479.0	$335.6	$52.9	$140.3
Income taxes paid	$60.7	$95.2	$50.0	$155.8

Cash from other financing activities during the Successor period from January 27, 2007 through September 28, 2007 includes a use of approximately $141.1 million for deferred financing costs.

Significant noncash activities follow:

•	During fiscal 2006, the Company contributed $4.3 million of stock units to its non-qualified retirement savings plan in satisfaction of its accrued obligations. See Note 8.

•

During fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $19.8 million, $23.5 million, $0.4 million and $18.2 million for the respective periods, which is included in property and equipment.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Purchase Price Allocation

Following business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on the estimated fair values as of January 26, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price to property and equipment, intangible assets and deferred income taxes was based upon valuation data and estimates.

(in millions)
Purchase consideration, including carryover basis of $146 million	$6,168
Direct acquisition costs	71
Deemed dividend adjustment	(408)

$5,831

Net current assets	$307
Property and equipment	1,197
Customer relationship assets	1,705
Trade name	764
Other assets	789
Goodwill	4,485
Debt assumed	(2,036)
Non-current liabilities and deferred taxes	(1,380)

$5,831

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain immaterial corrections have been made to the September 28, 2007 Consolidated Balance Sheet presentation related to the currency effects of purchase accounting. The corrections resulted in increases in Goodwill of approximately $1.8 million, Other Intangible Assets of approximately $24.5 million, Other Assets of approximately $4.9 million, Deferred Income Taxes and Other Noncurrent Liabilities of approximately $10.3 million and a decrease in Accumulated Other Comprehensive Loss of approximately $20.9 million. Although there was no effect on net income, comprehensive loss of $17.1 million previously presented in the Consolidated Statement of Shareholders’ Equity for the Successor period from January 27, 2007 through September 28, 2007 has been changed to comprehensive income of $3.8 million.

Pro Forma Financial Information

The following unaudited pro forma results of operations (in millions) assume that the Transaction occurred at the beginning of fiscal 2007, adjusted for the impact of certain acquisition related items, such as: additional amortization of identified intangible assets, additional depreciation expense of property and equipment, increased interest expense on acquisition debt, exclusion of Transaction-related charges and the related income tax effects. This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Transaction had actually occurred at the beginning of the fiscal period, nor of the results that may be reported in the future.

	Fiscal Year Ended September 28, 2007	Fiscal Year Ended September 29, 2006
Sales	$12,384.3	$11,621.2
Operating income	536.3	406.6
Interest and other financing costs, net	530.8	537.2
Net income	9.4	(58.9)

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

During the Successor period from January 27, 2007 through September 28, 2007, the Company also recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility, which is included in “Interest and Other Financing Costs, net.” The cost was expensed in the Successor period since the bridge financing facility was entered into as part of the Transaction in the event the Company was unable to borrow funds in a public offering or a Rule 144A or other private placement; however, no funds were ever borrowed under the bridge financing facility since the Company was able to borrow the required funds in a Rule 144A transaction, and the bridge financing facility ceased to be available after the closing of the Transaction.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. ACQUISITIONS AND DIVESTITURES:

Fiscal 2008

During fiscal 2008, the Company acquired various food, hospitality and facility services businesses, including a food and facility services company in India and several refreshment services businesses, as well as several regional uniform rental companies. The aggregate consideration for these acquisitions was approximately $55 million. The Company’s pro forma results of operations for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 would not have been materially different than reported, assuming that the acquisitions had occurred at the beginning of the respective periods.

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

Fiscal 2006

During fiscal 2006, the Company acquired the stock of an online catering company and several refreshment services companies for approximately $81 million in cash and future consideration of up to $85 million, which the Company accrued as part of the purchase price allocation for the Transaction. The Company also increased its ownership in its Chilean subsidiary from 51% to 80%, for approximately $40 million in cash, and acquired a food service company in China and a refreshment services company in Canada. Finally, the Company completed the acquisition of four regional uniform companies for $14 million in cash. Pro forma results of operations for fiscal 2006 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of fiscal 2006.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has completed the annual goodwill impairment tests required by SFAS No. 142, which, other than as described below, did not result in an impairment charge.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill, allocated by segment (see Note 15 for a description of segments), follows (in thousands):

	September 28, 2007	Adjustments to Purchase Price Allocation of the Transaction	Acquisitions	Translation	October 3, 2008
Food and Support Services—North America	$3,634,109	$(161,958)	$12,279	$(6,606)	$3,477,824
Food and Support Services—International	370,406	89,423	5,621	(27,326)	438,124
Uniform and Career Apparel	624,990	(37,350)	8,545	—	596,185

	$4,629,505	$(109,885)	$26,445	$(33,932)	$4,512,133

During fiscal 2008, the change in goodwill resulted principally from adjustments to the allocation of the Transaction purchase price (see Note 2). The reallocation of the Transaction purchase price resulted principally from finalized fair value estimates and income tax effects. The amounts for acquisitions during fiscal 2008 may be revised upon final determination of the purchase price allocation.

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

Other intangible assets consist of (in thousands):

	October 3, 2008			September 28, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,757,818	$(305,961)	$1,451,857	$1,747,374	$(118,041)	$1,629,333
Trade name	763,464	—	763,464	770,740	—	770,740

	$2,521,282	$(305,961)	$2,215,321	$2,518,114	$(118,041)	$2,400,073

Acquisition-related intangible assets consist of customer relationship assets and the ARAMARK trade name. Customer relationship assets are amortizable and are being amortized on a straight-line basis over the expected period of benefit, 2 to 15 years, with a weighted average life of about 11 years. The ARAMARK trade name is an indefinite lived intangible asset and is not amortizable but is evaluated for impairment at least annually.

Intangible assets of approximately $23 million were acquired through business combinations during fiscal 2008. Amortization of intangible assets for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 was approximately $188 million, $118 million, $18 million and $50 million, respectively.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated amortization expense of the amortizable intangible assets through 2013 reflects the Transaction and acquisitions since January 26, 2007. Based on the recorded balances at October 3, 2008, total estimated amortization of all acquisition-related intangible assets for fiscal years 2009 through 2013 follows (in thousands):

2009	$181,546
2010	$180,885
2011	$180,515
2012	$179,543
2013	$179,723

NOTE 5. BORROWINGS:

Long-term borrowings at October 3, 2008 and September 28, 2007 are summarized in the following table (in thousands):

	October 3, 2008	September 28, 2007
Senior secured revolving credit facility (A)	$2,771	$1,401
Senior secured term loan facility (A)	3,732,319	3,773,056
8.50% senior notes, due February 2015 (B)	1,280,000	1,280,000
Senior floating rate notes, due February 2015 (B)	500,000	500,000
5.00% senior notes, due June 2012 (C)	232,772	228,856
Capital leases	68,707	60,303
Other (D)	42,988	46,950

	5,859,557	5,890,566
Less—current portion	(54,677)	(51,443)

	$5,804,880	$5,839,123

In connection with the completion of the Transaction on January 26, 2007, the Company (i) entered into a new $4.15 billion senior secured term loan facility, (ii) issued $1.28 billion of 8.50% senior notes due 2015 and $500 million of senior floating rate notes due 2015, (iii) entered into a new $600 million senior secured revolving credit facility with a six-year maturity, and (iv) entered into a new synthetic letter of credit facility for up to $250 million (which was reduced to $200 million in January 2008).

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

The senior secured credit facilities provide that the Company has the right at any time to request up to $750 million of incremental commitments in the aggregate under one or more incremental term loan facilities and/or synthetic letter of credit facilities and/or revolving credit facilities and/or by increasing commitments under the revolving credit facility. The Company’s ability to obtain extensions of credit under these incremental facilities or commitments will be subject to the same conditions as extensions of credit under the existing credit facilities. However, the lenders under these facilities will not be under any obligation to provide any such incremental facilities or commitments, and any such addition of or increase in facilities or commitments will be subject to pro forma compliance with an incurrence-based financial covenant and customary conditions precedent.

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

The applicable margin spread for borrowings under the revolving credit facility are 1.25% to 2.00% (as of October 3, 2008—2.00%) with respect to LIBOR borrowings and 0.25% to 1.00% (as of October 3, 2008—1.00%) with respect to base-rate borrowings.

Prior to April 16, 2007, the applicable margin spreads for borrowings under the term loan facilities were 2.00% to 2.125% with respect to LIBOR borrowings and 1.00% to 1.125% with respect to base-rate borrowings. On March 28, 2007, the Company amended the senior secured credit agreement (i) to lower the interest rate spread on the U.S. dollar and Euro term loans, (ii) to reduce the fees that it pays on the synthetic letter of credit facility, (iii) to add a provision requiring payment of a prepayment fee upon certain repayments for the purpose of reducing the interest rate spread effected within one year of the date of the amendment and (iv) to make certain other modifications set forth in the amendment. Effective on April 16, 2007, the applicable margin spreads under the U.S. dollar and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (as of October 3, 2008—1.875%) with respect to LIBOR borrowings and 0.875% to 1.125% (as of October 3, 2008—0.875%) with respect to base-rate borrowings. The applicable margin spreads under the yen and sterling term loan facilities are 2.00% to 2.125% (as of October 3, 2008—2.125%) with respect to LIBOR borrowings and 1.00% to 1.125% (as of October 3, 2008—1.125%) with respect to base-rate borrowings.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of October 3, 2008—0.50%).

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to April 16, 2007, fees on the $250 million synthetic letter of credit facility ranged from 2.00% to 2.125%. Effective on April 16, 2007, fees on the synthetic letter of credit facilities are 1.875% to 2.125% (as of October 3, 2008—1.875%).

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

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s outstanding notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. In addition, the senior secured revolving credit facility requires the Company to maintain a maximum senior secured leverage ratio and imposes limitations on capital expenditures. The senior secured credit agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At October 3, 2008, the Company was in compliance with all of these covenants.

Beginning with the twelve months ended March 30, 2007, the senior secured credit agreement requires the Company to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013 (as of

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2008—5.75x). Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s lenders failed to waive any such default, would also constitute a default under the indenture. The actual ratio at October 3, 2008 was 3.60x.

The senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for the Company to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. If the Company does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and the Company’s estimated share of interest expense from one equity method investee. The actual ratio was 2.23x for the twelve months ended October 3, 2008.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 restricts the Company’s ability to, among other things, incur additional indebtedness, pay dividends and make certain other distributions, investments and other restricted payments. As of October 3, 2008, the Company was in compliance with the covenants of the indenture.

(C) 5.00% Senior Notes due 2012

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% senior unsecured notes due 2012. The notes are recorded at $232.8 million as October 3, 2008 as a result of the fair value accounting adjustments made in connection with the Transaction. The discount of $17.2 million will be accreted as interest expense over the remaining period to maturity.

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

At October 3, 2008, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $17.2 million discount on the 5.00% senior notes due 2012) are as follows (in thousands):

2009	$54,677
2010	$31,281
2011	$23,457
2012	$261,973
2013	$10,998
Thereafter	$5,494,399

The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
Interest expense	$505,661	$365,551	$45,300	$130,318
Interest income	(2,644)	(9,491)	(763)	(1,595)
Other financing costs	11,673	9,827	4,135	11,222

Total	$514,690	$365,887	$48,672	$139,945

The fair value of the Company’s long-term debt at October 3, 2008 and September 28, 2007 was $5,050.8 million and $5,813.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Successor

The Company entered into $3.58 billion, £75 million and ¥5.0 billion of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. The Company entered into $300 million of these interest rate swap agreements during fiscal 2008, which are effective November 1, 2009. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007, net losses of approximately $60.0 million, net of tax, and $30.0 million, net of tax, related to these interest rate swaps were recorded in other comprehensive income (loss), respectively. As of October 3, 2008 and September 28, 2007, approximately $90.0 million and $30.0 million of unrealized net losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. At October 3, 2008 and September 28, 2007, the fair value of the interest rate swap agreements was approximately $152.8 million and $53.8 million, of which $153.4 million and $53.8 million are included in “Other Noncurrent Liabilities” offset by $0.6 million and $0 included in “Other Assets” in the Consolidated Balance Sheets, respectively. There was no hedge ineffectiveness for these cash flow hedging instruments during fiscal 2008 or the Successor period from January 27, 2007 through September 28, 2007. Subsequent to October 3, 2008, the Company entered into $200 million of interest rate swap agreements that are effective January 1, 2009. These swaps have also been designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement, which is designated as a cash flow hedging instrument, fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the cross currency swap agreement are included in interest expense. During fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007, approximately ($4.4) million of unrealized gain, net of tax, and $19.7 million of unrealized loss, net of tax, related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $9.2 million and ($16.7) million were reclassified to offset net translation losses (gains) on the foreign currency denominated debt during fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007, respectively. As of October 3, 2008 and September 28, 2007, unrealized losses of approximately $7.8 million, net of tax, and $3.0 million, net of tax, related to the cross currency swap was included in “Accumulated other comprehensive loss,” respectively. At October 3, 2008 and September 28, 2007, the fair value of the cross currency swap was approximately $23.0 million and $32.5 million, respectively, which

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is included in “Other Noncurrent Liabilities” in the Consolidated Balance Sheets. The hedge ineffectiveness for this cash flow hedging instrument during fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007 was immaterial.

As of October 3, 2008, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €8.4 million, £5.0 million and CAD 23.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of October 3, 2008, the fair value of these foreign exchange contracts was a gain of $0.9 million.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of October 3, 2008, the Company has contracts for approximately 1,180,000 MMBtu’s outstanding for fiscal 2009 that are designated as cash flow hedging instruments. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the natural gas hedge agreements are included in “Cost of services provided.” As of October 3, 2008 and September 28, 2007, unrecognized net of tax losses of approximately $1.8 million and $0.2 million, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for fiscal 2008 or the Successor period from January 27, 2007 through September 28, 2007. As of October 3, 2008 and September 28, 2007, the fair value of the Company’s natural gas hedge agreements was $2.7 million and $0.3 million, which are included in “Accounts Payable” in the Consolidated Balance Sheet. The total realized net gain or loss on settled contracts in fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007 was immaterial.

In fiscal 2008, the Company entered into a series of gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. The Company has contracts for approximately 6.6 million gallons outstanding for fiscal 2009 and 2010 that are designated as cash flow hedging instruments. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the gasoline and diesel fuel hedge agreements are included in “Cost of services provided” and were immaterial during fiscal 2008. As of October 3, 2008, an unrealized loss, net of tax, of approximately $3.3 million was recorded in “Accumulated other comprehensive loss” for these contracts. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments during fiscal 2008 was immaterial. As of October 3, 2008, the fair value of the Company’s gasoline and diesel fuel hedge agreements was $5.5 million, which is included in “Accounts Payable” in the Consolidated Balance Sheet. Subsequent to October 3, 2008, the Company entered into additional gasoline and diesel fuel hedge agreements for approximately 7.5 million gallons.

As part of the Transaction, the Company entered into a Japanese yen denominated term loan in the amount of ¥5,422 million (see Note 5). The term loan was designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.

Predecessor

The Company had $300 million and £93 million of interest rate swap agreements, which were designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings, and $100 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. The hedge ineffectiveness for the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 was not material.

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

As of January 26, 2007, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €7.1 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. The fair value of these foreign exchange contracts was immaterial. Net foreign currency transaction gains and losses were not material during the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006. The Successor assumed the contracts as part of the Transaction.

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

Beginning in November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. The Company had contracts for approximately 707,000 MMBtu’s outstanding on January 26, 2007 for the remainder of fiscal 2007 and fiscal 2008. The contracts, designated as cash flow hedging instruments, were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affected earnings. Amounts reclassified into earnings related to the natural gas swap agreements were included in “Cost of services provided.” The total realized loss reclassified into earnings during the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 was approximately $1.2 million and $1.4 million, respectively. As of January 26, 2007, hedge accounting was discontinued and the Successor assumed the contracts at fair value. There was no hedge ineffectiveness for the Predecessor period from September 30, 2006 through January 26, 2007 or fiscal 2006.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The changes in the carrying amounts of the Company’s asset retirement obligations for fiscal 2008 are as follows (in thousands):

Asset retirement obligations, September 28, 2007	$6,985
Asset retirement obligations incurred	—
Asset retirement obligations settled	—
Accretion expense	364
Revisions in estimated cash flows	—
Foreign currency translation	(202)

Asset retirement obligations, October 3, 2008	$7,147

NOTE 8. EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 was $28.5 million, $18.9 million, $8.8 million and $25.6 million, respectively. During fiscal 2006, the Company contributed to the non-qualified retirement savings plan 128,374 stock units, which were convertible into Class A or Class B common stock, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension and employee welfare plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $34.0 million, $22.2 million, $9.4 million and $30.2 million for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006, respectively. Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the components of net periodic pension cost for the Company’s single-employer defined benefit pension plans for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 (in thousands):

	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
Service cost	$8,175	$6,222	$2,604	$7,415
Interest cost	11,216	6,590	3,023	8,313
Expected return on plan assets	(12,529)	(7,806)	(3,285)	(8,417)
Settlements	960	—	—	—
Amortization of prior service cost	6	—	25	243
Recognized net (gain) loss	(119)	—	1,081	2,571

Net periodic pension cost	$7,709	$5,006	$3,448	$10,125

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended October 3, 2008 (in thousands):

Benefit obligation, beginning	$198,539
Foreign currency translation	(21,092)
Service cost	8,175
Interest cost	11,216
Employee contributions	3,548
Actuarial loss (gain)	(13,647)
Benefits paid	(9,492)
Settlement	(2,858)
Plan amendment	(36)

Benefit obligation, end	$174,353

Amounts recognized in the balance sheet: Noncurrent benefit asset (included in Other Assets)	$204
Current benefit liability (included in Other accrued expenses and current liabilities)	(296)
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(43,730)

Net amount recognized	$(43,822)

Fair value of plan assets, beginning	$165,477
Foreign currency translation	(16,280)
Employer contributions	14,650
Employee contributions	3,548
Actual return on plan assets	(24,458)
Settlement	(2,914)
Benefits paid	(9,492)

Fair value of plan assets, end	$130,531

Amounts recognized in the Accumulated other comprehensive (income) loss (before taxes): Net actuarial loss (gain)	$17,278
Prior service cost	78

Net amount recognized	$17,356

The settlement in fiscal 2008 relates to payments made to employees in the Company’s Korean pension plan. Since all benefit payments to employees in this plan are required to be lump sum payments under the terms of the plan, they are classified as settlements under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

The assumptions utilized in the determination of pension expense and the funded status information include a weighted average discount rate of 5.6% for pension expense, a weighted average discount rate of 6.2% for the funded status, a weighted average rate of compensation increase of 3.6% and a weighted average long-term rate of return on assets of 7.6%. Assumptions are adjusted annually, as necessary, based on prevailing market conditions and actual experience.

The accumulated benefit obligation as of October 3, 2008 was $157.6 million. During fiscal 2008, actuarial losses of approximately $20.1 million and net prior service cost of approximately $0.1 million were recognized in other comprehensive loss (before taxes); however, an immaterial amount was recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive income (loss) as of October 3, 2008 expected to be recognized in net periodic pension cost during fiscal 2009 is approximately $0.7 million (before taxes).

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended September 28, 2007 (in thousands):

Benefit obligation, beginning	$173,242
Foreign currency translation	18,524
Service cost	8,826
Interest cost	9,613
Employee contributions	3,110
Actuarial loss (gain)	(3,061)
Benefits paid	(11,796)
Plan amendment	81

Benefit obligation, end	$198,539

Amounts recognized in the balance sheet: Noncurrent benefit asset (included in Other Assets)	$961
Current benefit liability (included in Other accrued expenses and current liabilities)	(316)
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(33,707)

Net amount recognized	$(33,062)

Fair value of plan assets, beginning	$127,086
Foreign currency translation	14,719
Employer contributions	13,119
Employee contributions	3,110
Actual return on plan assets	19,239
Benefits paid	(11,796)

Fair value of plan assets, end	$165,477

Amounts recognized in the Accumulated other comprehensive (income) loss (before taxes): Net actuarial loss (gain)	$(3,368)
Prior service cost	91

Net amount recognized	$(3,277)

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

The following table sets forth information for the Company’s single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of October 3, 2008 and September 28, 2007 (in thousands):

	October 3, 2008	September 28, 2007
Projected benefit obligation	$150,406	$104,127
Accumulated benefit obligation	136,235	101,950
Fair value of plan assets	108,687	86,139

Assets of the plans are invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The current overall capital structure and targeted ranges for asset classes are 50-70% invested in equity securities and 30-50% invested in

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt securities. As of October 3, 2008, the overall portfolio mix consisted of 60% equity securities, 31% debt securities and 9% cash and cash equivalents. As of September 28, 2007, the overall portfolio mix consisted of 65% equity securities, 30% debt securities and 5% cash and cash equivalents. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.

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

It is the Company’s policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company’s defined benefit pension plans (in thousands):

Fiscal 2009	$10,078
Fiscal 2010	$9,494
Fiscal 2011	$10,193
Fiscal 2012	$10,438
Fiscal 2013	$10,833
Fiscal 2014 - 2018	$61,381

The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

The expected contributions to be paid to the Company’s defined benefit pension plans during fiscal 2009 are approximately $12.9 million.

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

The components of income from continuing operations before income taxes by source of income are as follows (in thousands):

	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
United States	$(30,792)	$(25,341)	$1,033	$321,336
Non-U.S.	82,238	46,041	18,830	69,250

	$51,446	$20,700	$19,863	$390,586

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of (in thousands):

	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
Current:
Federal	$(3,315)	$84,762	$8,756	$128,774
State and local	3,424	21,167	2,151	26,032
Non-U.S.	30,141	17,380	5,796	28,146

	$30,250	$123,309	$16,703	$182,952

Deferred:
Federal	$(9,670)	$(94,548)	$(8,482)	$(40,167)
State and local	(424)	(20,391)	(1,544)	(6,969)
Non-U.S.	(8,170)	(3,729)	(1,614)	(6,586)

	(18,264)	(118,668)	(11,640)	(53,722)

	$11,986	$4,641	$5,063	$129,230

Current taxes receivable of $16.1 million and current taxes payable of $30.1 million at October 3, 2008 and September 28, 2007 are included in “Prepayments and other current assets” and “Accrued expenses and other current liabilities,” respectively. During the first quarter of fiscal 2006, the Company reduced the provision for income taxes by approximately $14.9 million, based upon the settlement of certain open tax years.

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following (all percentages are as a percentage of pre-tax income):

	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 Through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
United States statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	2.0	2.4	2.0	3.2
Foreign tax benefits	(9.1)	(8.3)	(5.1)	(0.3)
Permanent book/tax differences	9.3	13.3	13.4	1.0
Tax credits & other	(13.9)	(20.0)	(19.8)	(2.0)
Adjustment based on settlement of certain open tax years	—	—	—	(3.8)

Effective income tax rate	23.3%	22.4%	25.5%	33.1%

The effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when,

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A number of years may elapse before a particular tax reporting year is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. In the United States, the statutes for state income taxes for 1998 and forward remain open and the Internal Revenue Service has settled the examination of the Company’s tax returns for 2004 through 2006. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its income tax accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of the Company’s cash.

Certain subsidiaries have accumulated state and foreign net operating loss carryforwards for which no tax benefit have been recorded as the Company considers it more likely than not that they will not be recognized based upon the uncertainty of the generation of future income in those jurisdictions to utilize those net operating losses prior to their expiration. At October 3, 2008, the amount of the potential future tax benefit was approximately $3.3 million, of which, if realized, $3.3 million will be recorded as a decrease in goodwill. In addition, certain subsidiaries have accumulated state net operating loss carryforwards for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of October 3, 2008, attributable to these net operating losses was approximately $17.6 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of October 3, 2008. Any benefit from realization of these net operating losses will result in a credit to goodwill. The state and foreign net operating loss carryforwards will expire from 2009 through 2029.

As of October 3, 2008 and September 28, 2007, the components of deferred taxes are as follows (in thousands):

	October 3, 2008	September 28, 2007
Deferred tax liabilities:
Property and equipment	$92,517	$82,184
Investments	73,493	73,352
Other intangible assets, including goodwill	806,956	978,681
Other	10,618	10,168

Gross deferred tax liability	983,584	1,144,385

Deferred tax assets:
Insurance	22,890	10,110
Employee compensation and benefits	160,624	166,214
Accruals and allowances	36,559	9,764
Derivatives	60,715	22,029
Net operating loss carryforwards	3,257	5,660

Gross deferred tax asset, before valuation allowances	284,045	213,777

Valuation allowances	(3,257)	(5,660)

Net deferred tax liability	$702,796	$936,268

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Company adopted the Interpretation on January 27, 2007. The transition adjustment, although not material, was recorded as an adjustment to goodwill in the Successor period from January 27, 2007 through September 28, 2007.

ARAMARK had approximately $45.6 million of total gross unrecognized tax benefits as of October 3, 2008, approximately $38.8 million of which, if recognized, would be reversed through an adjustment to goodwill and approximately $6.8 million of which would impact the effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

October 3, 2008
Gross unrecognized tax benefits at September 28, 2007	$39,699
Additions based on tax positions taken in the current year, primarily charged to goodwill	15,103
Additions for tax positions taken in prior years	2,983
Reductions for settlements and payments	(11,257)
Reductions due to statute expiration	(959)

Gross unrecognized tax benefits at October 3, 2008	$45,569

September 28, 2007
Gross unrecognized tax benefits upon adoption on January 27, 2007	$39,787
Additions based on tax positions related to the current year	1,076
Additions for tax provisions of prior years	1,791
Reductions for settlements and payments	(2,475)
Reductions due to statute expiration	(480)

Gross unrecognized tax benefits at September 28, 2007	$39,699

ARAMARK is continuing its prior practice of accounting for interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $11.1 million and $11.8 million accrued for interest and penalties as of October 3, 2008 and September 28, 2007, respectively, and recorded approximately $2.2 million and $2.4 million in interest and penalties during fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007, respectively.

ARAMARK and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2006, with the exception of certain Work Opportunity Tax Credits and Welfare to Work Tax Credits which are pending the outcome of Protective Refund Claims filed for 1998 through 2006.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The Stockholders’ Agreement imposes limits on the amounts of such share repurchases. The amount of this potential repurchase obligation has been classified outside of shareholders’ equity as part of the Transaction accounting which reflects the Parent Company’s investment basis and capital structure in the Company’s financial statements. The amount as of October 3, 2008 and September 28, 2007 was $229.6 million and $179.7 million, respectively, which is based on approximately 15.2 million and 14.7 million shares of common stock of the Parent Company valued at $15.15 per share and $12.22 per share, respectively. During fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007, approximately $15.0 million and $0.8 million of common stock of the Parent Company was repurchased, respectively. As described in Note 5, the senior secured credit agreement and the indenture also contain limitations on the amount the Company can expend for share repurchases.

Predecessor

During the Predecessor period from September 30, 2006 through January 26, 2007, the Company paid cash dividends totaling $12.6 million ($0.07/share in the first quarter of fiscal 2007). During fiscal 2006, the Company paid cash dividends totaling $50.5 million ($0.07/share in each of the four quarters of fiscal 2006).

NOTE 11. SHARE-BASED COMPENSATION:

Successor

In connection with the Transaction, the Parent Company established the ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (2007 MSIP). Incentive awards under the 2007 MSIP may be granted to employees or directors of, or consultants to, the Parent Company or one of its affiliates, including the Company, in the form of non-qualified stock options, unvested shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, the fair market value of the Parent Company’s shares. The 2007 MSIP permits the granting of awards of up to 38.0 million shares of common stock of the Parent Company. As of October 3, 2008, there were 10.4 million shares available for grant. Under the 2007 MSIP, the terms of the awards are fixed at the grant date.

Compensation expense charged to expense by the Successor for fiscal 2008 and the period from January 27, 2007 through September 28, 2007 for share-based compensation programs was approximately $11.8 million,

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before taxes of approximately $4.6 million, and $27.5 million, before taxes of approximately $10.8 million, respectively. The compensation expense recognized is classified as “Selling and general corporate expenses” in the Consolidated Statements of Income. No compensation expense was capitalized.

Cash received from option exercises during fiscal 2008 and the period from January 27, 2007 through September 28, 2007 was $2.7 million and $0, respectively. For fiscal 2008 and the period from January 27, 2007 through September 28, 2007, the amount of tax benefits included in “Other financing activities” in the Consolidated Statement of Cash Flows was $1.4 million and $0, respectively.

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

Time-Based Options

The fair value of the Time-Based Options granted was estimated using the Black-Scholes option pricing model and the weighted-average assumptions noted in the table below. Since the Company’s stock is not publicly traded, the expected volatility is based on an average of the historical volatility of the Company’s competitors’ stocks over the expected term of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method prescribed by SEC Staff Accounting Bulletin No. 110. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected life of the option as of the grant date.

	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007
Expected volatility	21%	20%
Expected dividend yield	0%	0%
Expected life (in years)	6.25	6.25
Risk-free interest rate	2.78% -3.81%	4.32% -5.09%

The weighted-average grant-date fair value of Time-Based Options granted during fiscal 2008 and the period from January 27, 2007 through September 28, 2007 was $4.18 and $3.33 per option, respectively.

Compensation expense for Time-Based Options is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $11.2 million and $6.9 million was charged to expense during fiscal 2008 and the period from January 27, 2007 through September 28, 2007 for Time-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of October 3, 2008, there was approximately $25.5 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 28, 2007	13,146	$10.13
Granted	1,561	$14.33
Exercised	(133)	$10.01
Forfeited	(760)	$10.40

Outstanding at October 3, 2008 (weighted-average remaining term of 8.5 years)	13,814	$10.59	$63,040

Exercisable at October 3, 2008	3,072	$10.13	$15,426

Expected to vest at October 3, 2008 (weighted-average remaining term of 8.4 years)	9,164	$10.71	$40,698

The total intrinsic value of Time-Based Options exercised during fiscal 2008 and the period from January 27, 2007 through September 28, 2007 was $0.6 million and $0, respectively. The total fair value of Time-Based Options that vested during fiscal 2008 and the period from January 27, 2007 through September 28, 2007 was $10.7 million and $0, respectively.

Performance-Based Options

The fair value of the Performance-Based Options was estimated using the Black-Scholes option pricing model and the weighted-average assumptions noted in the table below. Since the Company’s stock is not publicly traded, the expected volatility is based on an average of the historical volatility of the Company’s competitors’ stocks over the expected term of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method prescribed by SEC Staff Accounting Bulletin No. 110. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected life of the option as of the grant date.

	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007
Expected volatility	21%	20%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 -7.0	5.5 -7.0
Risk-free interest rate	2.36% -3.81%	4.20% -5.09%

The weighted-average grant-date fair value of the Performance-Based Options granted during fiscal 2008 and the period from January 27, 2007 through September 28, 2007 was $4.10 and $3.33 per option, respectively.

Compensation expense for Performance-Based Options is recognized on an accelerated basis over the requisite performance and service periods. The Company recognized a credit to expense of approximately ($2.9) million in fiscal 2008 and a charge to expense of approximately $13.4 million during the period from January 27, 2007 through September 28, 2007 for Performance-Based Options. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense. During the fourth quarter of fiscal 2008, the Company reversed approximately $13.3 million of compensation expense related to expense previously recognized for the Performance-Based Options tied to fiscal 2008 through fiscal 2011. On December 10, 2008,

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Parent Company Board waived the EBIT target for fiscal 2008 with respect to approximately 2.6 million options representing 75% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2008 EBIT target. Accordingly, such portion of the Performance-Based Options will vest when the time-based vesting requirement of such options is satisfied. In addition on December 10, 2008, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2009 that were revised to recognize the effects of the current economic environment on the Company’s business and correspondingly reduced the cumulative targets for fiscal 2010 and beyond. The accounting for these modifications will be reflected beginning in the first quarter of fiscal 2009.

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 28, 2007	13,146	$10.13
Granted	1,561	$14.33
Exercised	(133)	$10.01
Forfeited/Cancelled	(746)	$10.40

Outstanding at October 3, 2008 (weighted-average remaining term of 8.5 years)	13,828	$10.59	$63,115

Exercisable at October 3, 2008	3,014	$10.09	$15,240

Expected to vest at October 3, 2008	—	$—	$—

The total intrinsic value of Performance-Based Options exercised during fiscal 2008 and the period from January 27, 2007 through September 28, 2007 was $0.6 million and $0, respectively. The total fair value of Performance-Based Options that vested during fiscal 2008 and the period from January 27, 2007 through September 28, 2007 was $9.6 million and $0, respectively.

Nonvested Shares

The grant-date fair value of nonvested shares is based on the fair value of the Parent Company’s common stock, and compensation expense is amortized to expense on a straight-line basis over the vesting period during which employees perform related services, generally one year. The Company applied a forfeiture assumption of 0.0% per annum in the calculation of such expense as all shares were due to vest over one year and the Company expected all grantees to be employed through the vesting period.

Nonvested Shares	Shares (000s)	Weighted-Average Grant-Date Fair Value
Nonvested at September 28, 2007	997	$10.00
Granted	—	$—
Vested	(975)	$10.00
Forfeited	(22)	$10.00

Nonvested at October 3, 2008	—	$—

The compensation expense charged to expense during fiscal 2008 and the period from January 27, 2007 through September 28, 2007 for nonvested share awards was approximately $3.1 million and $6.9 million, respectively.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stock Units

Deferred stock units are issued only to non-employee members of the Board of Directors who are not representatives of one of the Sponsors and represent the right to receive shares of the Parent Company’s common stock in the future. Each deferred stock unit will be converted to one share of the Parent Company’s common stock six months and one day after the date on which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Parent Company’s common stock. Since the deferred stock units are fully vested upon grant, compensation expense for the entire award is recognized immediately upon grant. The Company granted 27,850 and 31,250 deferred stock units during fiscal 2008 and the Successor period from January 27, 2007 through September 28, 2007, respectively. The compensation expense during fiscal 2008 and the period from January 27, 2007 through September 28, 2007 for deferred stock units was approximately $0.4 million and $0.3 million, respectively.

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

Compensation expense in the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 for share-based compensation programs was approximately $84.1 million, before taxes of $31.9 million, and $22.0 million, before taxes of $8.3 million, respectively. The compensation expense recognized is classified as “Selling and general corporate expenses” in the Consolidated Statements of Income. No cost was capitalized.

Stock Options

Beginning October 1, 2005 upon the adoption of SFAS No. 123R, compensation expense was recognized on a straight-line basis over the vesting period during which employees performed the related services. Approximately $51.4 million and $16.0 million was charged to expense during the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006, respectively. Using the Black-Scholes option pricing model, the weighted-average grant-date fair value of options granted during the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006 was $8.46 and $6.96, respectively. The Company applied a forfeiture assumption of 8.7% per annum in the calculation of expense for the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006.

Pursuant to the Transaction, all nonvested stock options vested immediately, which resulted in a charge of approximately $21.1 million during the Predecessor period from September 30, 2006 through January 26, 2007 for the recognition of all unrecognized compensation expense. In addition, due to provisions included in the 2001

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EIP that allowed for the cash settlement of stock options upon a change in control, the Predecessor period from September 30, 2006 through January 26, 2007 also include a charge of approximately $26.1 million for the reclassification of stock options from equity awards to liability awards.

Restricted Stock Units

Compensation expense was recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $32.7 million and $6.0 million was charged to expense during the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006, respectively. The Company applied a forfeiture assumption of 8.7% per annum in the calculation of such expense Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006.

Pursuant to the Transaction, all nonvested restricted stock units vested immediately, which resulted in a charge of approximately $21.1 million during the Predecessor period from September 30, 2006 through January 26, 2007 for the recognition of all unrecognized compensation expense. In addition, due to provisions included in the 2001 EIP that allowed for the cash settlement of restricted stock units upon a change in control, the Predecessor period from September 30, 2006 through January 26, 2007 also include a charge of approximately $8.8 million for the reclassification of restricted stock units from equity awards to liability awards.

NOTE 12. ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. As part of the Transaction, the Company amended and restated the Receivables Facility, increasing the maximum sales amount from $225 million to $250 million. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As collections reduce previously sold interests, interests in new, eligible receivables can be sold, subject to meeting certain conditions. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.”

The Company has retained an undivided interest in the transferred receivables of approximately $296.2 million and $289.0 million at October 3, 2008 and September 28, 2007, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both October 3, 2008 and September 28, 2007. At October 3, 2008 and September 28, 2007, approximately $250.0 million and $234.6 million of accounts receivable were sold and removed from the Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During fiscal 2008, the Company sold approximately $2.96 billion of trade account receivables and remitted to bank conduits, pursuant to the servicing agreement, approximately $2.95 billion in collections on trade account receivables previously sold. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was approximately $11.7 million, $9.9 million, $4.1 million and $11.2 million for fiscal 2008, the Successor period from January 27, 2007 through

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006, respectively, and is included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Income.

NOTE 13. COMMITMENTS AND CONTINGENCIES:

The Company has capital and other purchase commitments of approximately $366.1 million at October 3, 2008, primarily in connection with commitments for capital projects, client contract investments and business acquisitions. At October 3, 2008, the Company also has letters of credit outstanding in the amount of $192.6 million.

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $85.3 million at October 3, 2008 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at October 3, 2008.

Rental expense for all operating leases was $179.8 million, $110.8 million, $55.0 million and $157.5 million for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007, the Predecessor period from September 30, 2006 through January 26, 2007 and fiscal 2006, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of October 3, 2008 (in thousands):

Fiscal Year
2009	$183,826
2010	81,337
2011	70,169
2012	56,041
2013	37,373
Subsequent years	142,048

Total minimum rental obligations	$570,794

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

From time to time, the Company is a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees and third parties, including under federal and state employment laws, wage and hour laws and customs, import and export control laws, environmental laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 3, 2008, the Company and a subsidiary was served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. The Company intends to vigorously oppose the claims.

NOTE 14. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 2008, the Successor period from January 27, 2007 through September 28, 2007 and the Predecessor period from September 30, 2006 through January 26, 2007 (in thousands):

2008	Quarter Ended December 28, 2007	Quarter Ended March 28, 2008	Quarter Ended June 27, 2008	Quarter Ended October 3, 2008	Year Ended October 3, 2008
Sales	$3,350,620	$3,173,177	$3,380,078	$3,566,277	$13,470,152
Cost of services provided	3,015,337	2,891,566	3,087,803	3,223,383	12,218,089
Net income (loss)	26,083	(16,608)	(3,639)	33,624	39,460

	Predecessor		Successor
2007	Quarter Ended December 29, 2006	Period from December 30, 2006 through January 26, 2007	Period from January 27, 2007 through March 30, 2007	Quarter Ended June 29, 2007	Quarter Ended September 28, 2007
Sales	$3,110,546	$835,322	$2,145,620	$3,144,104	$3,148,724
Cost of services provided	2,804,467	782,494	1,932,480	2,858,884	2,832,320
Net income (loss)	87,731	(72,931)	4,513	(727)	12,273

In the first and second fiscal quarters, within the “Food and Support Services—North America” segment, historically there has been a lower level of activity at the higher margin sports, entertainment and recreational food service operations that is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts that is partially offset by the effect of summer recess on the educational accounts. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first fiscal quarter.

See Note 15 for a description of Transaction-related items and other events that had an effect on interim operating results.

NOTE 15. BUSINESS SEGMENTS:

The Company provides or manages services in two strategic areas: Food and Support Services and Uniform and Career Apparel, which are organized and managed in the following reportable business segments:

Food and Support Services—North America (formerly known as Food and Support Services—Domestic)—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public in the United States and Canada. Food and Support Services—North America operating income for fiscal 2007 includes approximately $2.9 million of insurance proceeds related to business

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disruptions in the Gulf Coast region caused by Hurricane Katrina. Fiscal 2006 includes approximately $7.5 million of insurance proceeds related to business disruptions in the Gulf Coast region caused by Hurricane Katrina and approximately $5.7 million of costs related to the termination of two unprofitable client contracts.

Food and Support Services—International—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. Operations are conducted in 20 countries, including the U.K., Germany, Chile, Ireland, Spain, Korea, Belgium, Mexico, Japan, China and the Czech Republic.

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

In the fourth quarter of fiscal 2007, management modified the segment reporting structure to align the segment reporting more closely with ARAMARK’s management and internal reporting structure. Specifically, the Canadian food and support services operations are now reported together with the United States food and support services operations and the segment has been renamed Food and Support Services—North America. Previously, the Canadian operations were included in the Food and Support Services—International segment.

The former Uniform and Career Apparel—Direct Marketing segment has been combined with the Uniform and Career Apparel—Rental segment in response to the continuing integration of these two business areas, the common management team and the continuing emphasis on approaching the industry as a single uniform solution provider.

All prior period segment information was restated in fiscal 2007 to reflect the new reporting structure. Management believes this new presentation enhances the utility of the segment information, as it reflects the current ARAMARK management structure and operating organization.

Corporate—Corporate includes general corporate expenses not specifically allocated to an individual segment. During fiscal 2008, the Company recorded share-based compensation expense of $11.8 million, which included a reversal of approximately $13.3 million of share-based compensation expense during the fourth quarter of fiscal 2008 related to expense previously recognized for Performance-Based Options (see Note 11). During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded share-based compensation expense of approximately $27.5 million, approximately $5.7 million of costs related to the Transaction and a currency transaction gain of approximately $3.8 million. During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded costs of approximately $112.1 million related to the Transaction, which included approximately $11.2 million of accounting, investment banking, legal

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives. During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded share-based compensation expense of approximately $84.1 million, which includes the approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units. Fiscal 2006 Corporate expense includes share-based compensation expense of approximately $22.0 million and costs related to the Transaction of approximately $6.4 million.

During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded a charge of approximately $12.8 million for the cost of obtaining a bridge financing facility for the Transaction, which is included in “Interest and other financing costs, net.”

Financial information by segment follows (in millions):

	Sales
	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
Food and Support Services—North America	$8,924.9	$5,759.0	$2,674.4	$8,001.9
Food and Support Services—International	2,783.0	1,561.5	714.6	1,999.1
Uniform and Career Apparel	1,762.3	1,117.9	556.9	1,620.2

	$13,470.2	$8,438.4	$3,945.9	$11,621.2

	Operating Income
	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
Food and Support Services—North America	$386.8	$267.5	$130.7	$433.9
Food and Support Services—International	97.2	64.7	22.6	73.4
Uniform and Career Apparel	126.6	82.0	51.2	89.7

	610.6	414.2	204.5	597.0
Corporate	(44.5)	(48.8)	(136.0)	(66.5)
Other income (expense) (Note 3)	—	21.2	—	—

Operating income	566.1	386.6	68.5	530.5
Interest and other financing costs, net	(514.7)	(365.9)	(48.7)	(139.9)

Income before income taxes	$51.4	$20.7	$19.8	$390.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Depreciation and Amortization
	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
Food and Support Services—North America	$329.0	$210.7	$72.6	$214.6
Food and Support Services—International	61.4	36.4	15.5	43.8
Uniform and Career Apparel	118.1	74.6	27.6	79.5
Corporate	0.6	0.8	0.7	1.4

	$509.1	$322.5	$116.4	$339.3

Depreciation and amortization increased significantly in the Successor periods compared to the Predecessor periods as a result of purchase accounting for the Transaction, which resulted in the allocation of approximately $1.7 billion of purchase consideration to amortizable customer relationship intangible assets and fair value adjustments to property and equipment.

	Capital Expenditures and Client Contract Investments *
	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
Food and Support Services—North America	$258.8	$161.9	$59.0	$207.4
Food and Support Services—International	47.9	35.7	11.3	42.3
Uniform and Career Apparel	62.3	51.6	24.0	72.4
Corporate	—	—	0.1	1.9

	$369.0	$249.2	$94.4	$324.0

*	Includes amounts acquired in business combinations

	Identifiable Assets
	October 3, 2008	September 28, 2007
Food and Support Services—North America	$6,872.6	$7,070.5
Food and Support Services—International	1,463.1	1,301.4
Uniform and Career Apparel	2,072.3	2,087.4
Corporate	115.4	134.4

	$10,523.4	$10,593.7

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales and net property & equipment classified as domestic or foreign operations follow (in millions):

	Sales
	Successor		Predecessor
	Fiscal Year Ended October 3, 2008	Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended September 29, 2006
United States	$9,998.0	$6,488.9	$3,034.5	$9,074.6
Foreign	3,472.2	1,949.5	911.4	2,546.6

	$13,470.2	$8,438.4	$3,945.9	$11,621.2

	Net Property & Equipment
	October 3, 2008	September 28, 2007
United States	$1,053.3	$1,047.0
Foreign	169.8	158.1

	$1,223.1	$1,205.1

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

October 3, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$78.4	$31.7	$38.8	$—	$148.9
Receivables	—	230.9	718.8	—	949.7
Inventories, at lower of cost or market	18.3	446.2	71.3	—	535.8
Prepayments and other current assets	32.3	111.8	19.9	—	164.0

Total current assets	129.0	820.6	848.8	—	1,798.4

Property and Equipment, net	47.1	972.1	203.9	—	1,223.1
Goodwill	173.1	3,900.9	438.1	—	4,512.1
Investment in and Advances to Subsidiaries	6,929.4	186.3	235.1	(7,350.8)	—
Other Intangible Assets	79.6	1,895.4	240.3	—	2,215.3
Other Assets	124.2	399.1	253.2	(2.0)	774.5

	$7,482.4	$8,174.4	$2,219.4	$(7,352.8)	$10,523.4

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.2	$16.2	$36.3	$—	$54.7
Accounts payable	135.1	356.6	256.2	—	747.9
Accrued expenses and other liabilities	172.5	668.0	168.5	—	1,009.0

Total current liabilities	309.8	1,040.8	461.0	—	1,811.6

Long-Term Borrowings	5,217.9	44.3	542.7	—	5,804.9
Deferred Income Taxes and Other Noncurrent Liabilities	385.2	817.7	134.5	—	1,337.4
Intercompany Payable	—	6,099.8	966.9	(7,066.7)	—
Common Stock Subject to Repurchase	229.6	—	—	—	229.6
Shareholder’s Equity	1,339.9	171.8	114.3	(286.1)	1,339.9

	$7,482.4	$8,174.4	$2,219.4	$(7,352.8)	$10,523.4

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 28, 2007 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$34.4	$28.5	$20.7	$—	$83.6
Receivables	4.3	214.3	690.1	—	908.7
Inventories, at lower of cost or market	18.0	442.7	67.0	—	527.7
Prepayments and other current assets	24.6	82.7	16.6	—	123.9

Total current assets	81.3	768.2	794.4	—	1,643.9

Property and Equipment, net	53.4	958.5	193.2	—	1,205.1
Goodwill	177.2	3,928.9	523.4	—	4,629.5
Investment in and Advances to Subsidiaries	6,840.7	188.4	277.7	(7,306.8)	—
Other Intangible Assets	89.0	1,994.1	317.0	—	2,400.1
Other Assets	141.6	334.7	240.8	(2.0)	715.1

	$7,383.2	$8,172.8	$2,346.5	$(7,308.8)	$10,593.7

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.1	$12.7	$36.6	$—	$51.4
Accounts payable	142.3	368.4	239.8	—	750.5
Accrued expenses and other liabilities	165.7	642.2	153.0	—	960.9

Total current liabilities	310.1	1,023.3	429.4	—	1,762.8

Long-Term Borrowings	5,211.9	37.9	589.3	—	5,839.1
Deferred Income Taxes and Other Noncurrent Liabilities	241.9	924.1	206.5	—	1,372.5
Intercompany Payable	—	5,995.0	953.7	(6,948.7)	—
Common Stock Subject to Repurchase	179.7	—	—	—	179.7
Shareholder’s Equity	1,439.6	192.5	167.6	(360.1)	1,439.6

	$7,383.2	$8,172.8	$2,346.5	$(7,308.8)	$10,593.7

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the year ended October 3, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$1,108.6	$8,577.9	$3,783.7	$—	$13,470.2

Costs and Expenses:
Cost of services provided	1,038.9	7,680.4	3,498.8	—	12,218.1
Depreciation and amortization	25.8	387.8	95.5	—	509.1
Selling and general corporate expenses	52.3	98.2	26.3	—	176.8
Interest and other financing costs	449.8	2.9	62.0	—	514.7
Expense allocations	(413.9)	401.3	12.6	—	—

	1,152.9	8,570.6	3,695.2	—	13,418.7

Income (Loss) before income taxes	(44.3)	7.3	88.5	—	51.5
Provision (Benefit) for Income Taxes	(15.3)	5.0	22.3	—	12.0
Equity in Net Income of Subsidiaries	68.5	—	—	(68.5)	—

Net income	$39.5	$2.3	$66.2	$(68.5)	$39.5

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended October 3, 2008 (Successor)

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5.8)	$378.3	$150.2	$(26.4)	$496.3
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(8.1)	(268.1)	(88.0)	—	(364.2)
Disposals of property and equipment	1.5	7.4	5.0	—	13.9
Acquisitions of certain businesses	—	(39.9)	(15.1)	—	(55.0)
Other investing activities	0.3	(8.0)	7.8	—	0.1

Net cash used in investing activities	(6.3)	(308.6)	(90.3)	—	(405.2)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	—	5.5	—	5.5
Payment of long-term borrowings	(2.1)	(10.0)	(14.1)	—	(26.2)
Proceeds from issuance of common stock	2.7	—	—	—	2.7
Capital contributions	4.9	—	—	—	4.9
Repurchase of common stock	(14.1)	—	—	—	(14.1)
Other financing activities	1.4	—	—	—	1.4
Change in intercompany, net	63.3	(56.5)	(33.2)	26.4	—

Net cash provided by (used in) financing activities	56.1	(66.5)	(41.8)	26.4	(25.8)

Increase in cash and cash equivalents	44.0	3.2	18.1	—	65.3
Cash and cash equivalents, beginning of period	34.4	28.5	20.7	—	83.6

Cash and cash equivalents, end of period	$78.4	$31.7	$38.8	$—	$148.9

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Year Ended October 3, 2008 (Successor), the Period from January 27, 2007 through September 28, 2007 (Successor), the Period from September 30, 2006 through January 26, 2007 (Predecessor) and for the Fiscal Year Ended September 29, 2006 (Predecessor)

		Additions		Reductions
	Balance, Beginning of Period	Acquisition of Businesses	Charged to Income	Divestiture of Businesses	Deductions from Reserves(1)	Balance, End of Period
	(in thousands)
Description
Fiscal Year 2008 (Successor)
Reserve for doubtful accounts, advances & current notes receivable	$40,022	$25	$22,895	$—	$20,414	$42,528

For the Period from January 27, 2007 through September 28, 2007 (Successor)
Reserve for doubtful accounts, advances & current notes receivable	$40,899	$94	$11,683	$—	$12,654	$40,022

For the Period from September 30, 2006 through January 26, 2007 (Predecessor)
Reserve for doubtful accounts, advances & current notes receivable	$37,222	$138	$7,562	$—	$4,023	$40,899

Fiscal Year 2006 (Predecessor)
Reserve for doubtful accounts, advances & current notes receivable	$42,645	$180	$14,788	$—	$20,391	$37,222

(1)	Allowances granted, amounts determined not to be collectible and translation.

EXHIBIT INDEX

Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

2.1	Agreement and Plan of Merger dated as of August 8, 2006 between ARAMARK Corporation, RMK Acquisition Corporation and RMK Finance LLC (incorporated by reference to exhibit 2.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on August 8, 2006, pursuant to the Exchange Act (file number 001-16807)).

2.2	Certificate of Ownership and Merger (merging ARAMARK Corporation into ARAMARK Services, Inc.) (incorporated by reference to Exhibit 99.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.1	Form of Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

4.2	Indenture, dated as of January 26, 2007, among the Company, RMK Acquisition Corporation, the Guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.3	Registration Rights Agreement, dated as of January 26, 2007, among RMK Acquisition Corporation, the Company, the Guarantors party thereto, and JP Morgan Securities, Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.4	Supplemental Indenture, dated as of March 30, 2007, to the Indenture dated as of January 26, 2007 among ARAMARK Corporation, the Guarantors listed on the signature page thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 8, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.2	Amendment, effective as of January 26, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.3	Amendment, effective as of November 15, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.4	Letter relating to Joseph Neubauer’s Employment Agreement dated November 14, 2008.** *

10.5	Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.6	Agreement Relating to Employment and Post-Employment Competition dated November 14, 2007 between ARAMARK Corporation and Joseph Munnelly (incorporated by reference to exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.7	Agreement Relating to Employment and Post-Employment Competition dated November 12, 2003 between ARAMARK Corporation and Christopher Holland (incorporated by reference to exhibit 10.14 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.8	Form of Amendment to Agreement Relating to Employment and Post-Employment Competition.** *

10.9	Form of Indemnification Agreement and attached schedule (incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.10	ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.11	First Amendment to ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.12	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.13	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.14	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.15	Form of Restricted Stock Award Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.7 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.16	Schedule 1 to Outstanding Non-Qualified Stock Option Agreements.** *

10.17	Form of Schedule 1 to Form of Non-Qualified Stock Option Agreement.** *

10.18	Amended and Restated ARAMARK 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (File No. 001-16807)).**

10.19

ARAMARK Savings Incentive Retirement Plan (A Successor Plan to the “ARAMARK 2005 Stock Unit Retirement Plan”) (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 9, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.20	Amended and Restated Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762).**

10.21	ARAMARK 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89120)).**

10.22	Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.23	Senior Executive Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.24	Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.25	Credit Agreement, dated as of January 26, 2007, among the financial institutions parties thereto, as the lenders, Citibank, N.A., as Administrative Agent and Collateral Agent, and RMK Acquisition Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co. KG and ARAMARK GmbH, as borrowers, and the guarantors from time to time party thereto, and Goldman Sachs Credit Partners L.P. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Joint Bookrunners and Co-Syndication Agents, and Barclays Bank PLC and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.26	U.S. Pledge and Security Agreement, dated as of January 26, 2007, among ARAMARK Intermediate Holdco Corporation, RMK Acquisition Corporation, the Company, the Subsidiary Parties from time to time party thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.27	Amendment No. 1, dated as of March 28, 2007 to the Credit Agreement, dated as of January 26, 2007, among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & CO. KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Subsidiary Guarantors (as defined therein), the Lenders (as defined therein), Citibank, N.A., as administrative agent and collateral agent for the Lenders and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 2, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.28	Assumption Agreement, dated as of March 30, 2007, relating to the Credit Agreement dated as of January 26, 2007 among ARAMARK Corporation, the other Borrowers and Loan Guarantors party thereto, the Lenders party thereto, Citibank, N.A., as administrative agent and collateral agent for the Lenders, and the other parties thereto from time to time (incorporated by reference to Exhibit 99.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.29	Master Distribution Agreement effective as of November 25, 2006, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2007, pursuant to the Exchange Act (File No. 001-16807)).†

10.30	Purchase Agreement between The ServiceMaster Company and ARAMARK Corporation, dated as of October 3, 2001, (incorporated by reference to Exhibit 10.11 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.31	Stock Purchase Agreement dated March 3, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.32	First Amendment to Stock Purchase Agreement dated March 14, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.33	Second Amendment to Stock Purchase Agreement, dated May 9, 2003, among Knowledge Schools, Inc., Knowledge Learning Corporation formerly known as Children’s Discovery Centers of America, Inc., ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).

12	Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of ARAMARK Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.*

23.2	Consent of Independent Auditors – Deloitte Touche Tohmatsu.*

24	Power of Attorney (included on the signature page hereto).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Reconciliation of non-GAAP financial measures.*

99.2	Audited Financial Statements of AIM SERVICES Co., Ltd.*

†	Portions omitted pursuant to a request for confidential treatment.
*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.