Form 10-Q
period 2009-01-02
ARAMARK CORP
filed 2009-02-10
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2009

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

Common stock outstanding at January 30, 2009: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	January 2, 2009	October 3, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$81,863	$148,919
Receivables	860,470	949,638
Inventories, at lower of cost or market	527,864	535,746
Prepayments and other current assets	184,550	164,017

Total current assets	1,654,747	1,798,320

Property and Equipment, net	1,195,632	1,223,096
Goodwill	4,490,428	4,512,133
Other Intangible Assets	2,165,427	2,215,321
Other Assets	806,206	774,533

	$10,312,440	$10,523,403

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$59,749	$54,677
Accounts payable	612,064	747,887
Accrued expenses and other current liabilities	873,182	1,009,080

Total current liabilities	1,544,995	1,811,644

Long-Term Borrowings	5,892,905	5,804,880
Deferred Income Taxes and Other Noncurrent Liabilities	1,364,684	1,337,472
Common Stock Subject to Repurchase	199,757	229,628
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,425,263	1,391,550
Earnings retained for use in the business	63,690	55,519
Accumulated other comprehensive loss	(178,854)	(107,290)

Total shareholders’ equity	1,310,099	1,339,779

	$10,312,440	$10,523,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands)

	Three Months Ended January 2, 2009	Three Months Ended December 28, 2007
Sales	$3,173,957	$3,350,620

Costs and Expenses:
Cost of services provided	2,863,198	3,015,337
Depreciation and amortization	124,012	122,984
Selling and general corporate expenses	51,169	46,766

	3,038,379	3,185,087

Operating income	135,578	165,533
Interest and Other Financing Costs, net	125,197	128,996

Income before income taxes	10,381	36,537
Provision for Income Taxes	2,210	10,454

Net income	$8,171	$26,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended January 2, 2009	Three Months Ended December 28, 2007
Cash flows from operating activities:
Net income	$8,171	$26,083
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	124,012	122,984
Income taxes deferred	(13,558)	(5,081)
Share-based compensation expense	9,785	9,033
Changes in noncash working capital	(238,115)	(208,312)
Net proceeds from sale of receivables	—	17,000
Other operating activities	16,577	6,437

Net cash used in operating activities	(93,128)	(31,856)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(77,651)	(69,941)
Disposals of property and equipment	2,634	2,703
Acquisition of certain businesses, net of cash acquired	(18,556)	(9,737)
Other investing activities	1,290	(5,914)

Net cash used in investing activities	(92,283)	(82,889)

Cash flows from financing activities:
Proceeds from long-term borrowings	138,918	110,835
Payment of long-term borrowings	(15,822)	(4,423)
Proceeds from issuance of common stock	808	—
Capital contributions	117	1,994
Repurchase of stock	(5,758)	(269)
Other financing activities	92	935

Net cash provided by financing activities	118,355	109,072

Decrease in cash and cash equivalents	(67,056)	(5,673)
Cash and cash equivalents, beginning of period	148,919	83,638

Cash and cash equivalents, end of period	$81,863	$77,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 206.9 million common shares issued and approximately 205.4 million common shares outstanding as of January 2, 2009.

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

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008. The condensed consolidated balance sheet as of October 3, 2008 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which, other than the effects of the Transaction, include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.

Certain immaterial corrections have been made to the Condensed Consolidated Balance Sheet as of December 28, 2007 related to the currency effects of purchase accounting (See Note 4).

(2)	ACQUISITION OF ARAMARK CORPORATION:

As discussed in Note 1, the Transaction was completed on January 26, 2007 and was financed by a combination of borrowings under a new senior secured credit agreement, the issuance of 8.50% senior notes due 2015 and senior floating rate notes due 2015, and equity investments of the Sponsors and certain members of ARAMARK’s management. See Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 for a description of the Company’s indebtedness.

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

(3)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of approximately $89.6 million and $34.0 million and income tax payments of approximately $19.1 million and $29.4 million during the three months ended January 2, 2009 and December 28, 2007, respectively. Pension expense related to defined benefit plans for the three months ended January 2, 2009 and December 28, 2007 was approximately $1.9 million and $1.8 million, respectively.

(4)	COMPREHENSIVE INCOME (LOSS):

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income (loss) was approximately ($63.4) million and ($8.8) million for the three months ended January 2, 2009 and December 28, 2007, respectively. As of January 2, 2009 and October 3, 2008, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($9.6) million and ($11.3) million, respectively, foreign currency translation adjustment (net of tax) of approximately $4.5 million and $6.8 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($173.8) million and ($102.8) million, respectively.

Certain immaterial corrections have been made to the Condensed Consolidated Balance Sheet as of December 28, 2007 related to the currency effects of purchase accounting. The corrections resulted in a decrease in Goodwill of approximately $1.2 million, increases in Other Intangible Assets of approximately $27.4 million, Other Assets of approximately $6.2 million and Deferred Income Taxes and Other Noncurrent Liabilities of approximately $11.7 million and a decrease in Accumulated Other Comprehensive Loss of approximately $20.7 million. Although there was no effect on net income, comprehensive loss of $8.6 million previously presented in the Form 10-Q for the quarterly period ended December 28, 2007 has been changed to comprehensive loss of $8.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Changes in total goodwill during the three months ended January 2, 2009 follow (in thousands):

Segment	October 3, 2008	Acquisitions	Translation	January 2, 2009
Food and Support Services – North America	$3,477,824	$7,390	$—	$3,485,214
Food and Support Services – International	438,124	—	(29,936)	408,188
Uniform and Career Apparel	596,185	841	—	597,026

	$4,512,133	$8,231	$(29,936)	$4,490,428

The amounts for fiscal 2009 acquisitions may be revised upon final determination of the purchase price allocation.

Other intangible assets consist of (in thousands):

	January 2, 2009			October 3, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,758,323	$(351,021)	$1,407,302	$1,757,818	$(305,961)	$1,451,857
Tradename	758,125	—	758,125	763,464	—	763,464

	$2,516,448	$(351,021)	$2,165,427	$2,521,282	$(305,961)	$2,215,321

Acquisition-related intangible assets consist of customer relationship assets and the ARAMARK tradename. Customer relationship assets are amortizable and are being amortized on a straight-line basis over the expected period of benefit, 2 to 15 years, with a weighted average life of about 11 years. The ARAMARK tradename is an indefinite lived intangible asset and is not amortizable but is evaluated for impairment at least annually.

Amortization of intangible assets for the three months ended January 2, 2009 and December 28, 2007 was approximately $45.1 million and $44.8 million, respectively.

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

The Company entered into $3.78 billion, £75 million and ¥5.0 billion of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. The Company entered into $200 million of these interest rate swap agreements during fiscal 2009, which were effective January 1, 2009. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the three months ended January 2, 2009 and December 28, 2007, net losses of approximately $60.8 million, net of tax, and $41.0 million, net of tax, related to these interest rate swaps were recorded in other comprehensive income (loss), respectively. As of January 2, 2009 and October 3, 2008, approximately $150.8 million and $90.0 million of unrealized net losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. At January 2, 2009 and October 3, 2008, the fair value of the interest rate swap agreements was approximately $253.1 million and $152.8 million, of which $17.2 million and $0 are included in “Accrued expenses and other current liabilities” and $235.9 million and $153.4 million are included in “Other Noncurrent Liabilities,” offset by $0 and $0.6 million included in “Other Assets” in the Condensed Consolidated Balance Sheets, respectively. There was no hedge ineffectiveness for these cash flow hedging instruments during the three months ended January 2, 2009 and December 28, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement, which is designated as a cash flow hedging instrument, fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the cross currency swap agreement are included in interest expense. During the three months ended January 2, 2009 and December 28, 2007, approximately $6.5 million of unrealized gain, net of tax, and $2.3 million of unrealized loss, net of tax, related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $10.9 million and $1.6 million were reclassified to offset net translation losses (gains) on the foreign currency denominated debt during the three months ended January 2, 2009 and December 28, 2007, respectively. As of January 2, 2009 and October 3, 2008, unrealized losses of approximately $12.2 million, net of tax, and $7.8 million, net of tax, related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. At January 2, 2009 and October 3, 2008, the fair value of the cross currency swap was approximately $11.7 million and $23.0 million, respectively, which is included in “Other Noncurrent Liabilities” in the Condensed Consolidated Balance Sheets. The hedge ineffectiveness for this cash flow hedging instrument during the three months ended January 2, 2009 and December 28, 2007 was immaterial.

As of January 2, 2009, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €5.4 million, £4.5 million and CAD 6.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans. As of January 2, 2009, the fair value of these foreign exchange contracts was a loss of $0.1 million.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of January 2, 2009, the Company has contracts for approximately 880,000 MMBtu’s outstanding for fiscal 2009 and 2010 that are designated as cash flow hedging instruments. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the natural gas hedge agreements are included in “Cost of services provided.” As of January 2, 2009 and October 3, 2008, unrecognized net of tax losses of approximately $2.2 million and $1.8 million, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for the three months ended January 2, 2009 and December 28, 2007. As of January 2, 2009 and October 3, 2008, the fair value of the Company’s natural gas hedge agreements was $3.6 million and $2.7 million, which are included in “Accounts Payable” in the Condensed Consolidated Balance Sheets. The total realized loss on settled contracts in the three months ended January 2, 2009 and December 28, 2007 was $1.0 million and $0.3 million, respectively.

The Company entered into a series of gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. The Company has contracts for approximately 13.0 million gallons outstanding for fiscal 2009 and 2010 that are designated as cash flow hedging instruments. During the first three months of fiscal 2009, the Company entered into contracts totaling approximately 7.5 million. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the gasoline and diesel fuel hedge agreements are included in “Cost of services provided.” As of January 2, 2009 and October 3, 2008, an unrealized loss, net of tax, of approximately $8.6 million and $3.3 million was recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments during the three months ended January 2, 2009 was immaterial. As of January 2, 2009 and October 3, 2008, the fair value of the Company’s gasoline and diesel fuel hedge agreements was $14.1 million and $5.5 million, respectively, of which $12.6 million and $5.5 million are included in “Accounts Payable” and $1.5 million and $0 are included in “Other Noncurrent Liabilities” in the Condensed Consolidated Balance Sheets, respectively. The total realized loss on settled contracts in the three months ended January 2, 2009 was $1.4 million.

(7)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of January 2, 2009 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 3, 2008 was $199.8 million and $229.6 million, respectively, which is based on approximately 14.8 million and 15.2 million shares of common stock of the Parent Company valued at $13.54 per share and $15.15 per share, respectively. During the three months ended January 2, 2009 and December 28, 2007, approximately $7.0 million and $0.3 million of common stock of the Parent Company was repurchased, respectively. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

(8)	SHARE-BASED COMPENSATION:

During the three months ended January 2, 2009 and December 28, 2007, share-based compensation expense was approximately $9.8 million, before taxes of $3.8 million, and approximately $9.0 million, before taxes of $3.5 million, respectively.

Time-Based Options

Approximately $2.6 million and $2.3 million was charged to expense during the three months ended January 2, 2009 and December 28, 2007 for Time-Based Options, respectively.

Performance-Based Options

On December 10, 2008, the Parent Company Board waived the EBIT target for fiscal 2008 with respect to approximately 2.6 million options representing 75% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2008 EBIT target. Accordingly, such portion of the Performance-Based Options will vest when the time-based vesting requirement of such options is satisfied. In addition on December 10, 2008, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2009 that were revised to recognize the effects of the economic environment at the time on the Company’s business and correspondingly reduced the cumulative targets for fiscal 2010 and beyond. Approximately 3.4 million options were affected by the new annual and cumulative EBIT targets for fiscal 2009. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, the fair value of these Performance-Based Options were revalued at the award modification date. The fair value of the Performance-Based Options was estimated using the Black-Scholes option pricing model and the weighted-average assumptions noted in the table below.

Three Months Ended January 2, 2009
Expected volatility	35%
Expected dividend yield	0%
Expected life (in years)	4.10-5.80
Risk-free interest rate	1.62%

The weighted-average fair value of the Performance-Based Options modified on December 10, 2008 was $5.54 per option.

Approximately $7.2 million and $4.4 million was charged to expense during the three months ended January 2, 2009 and December 28, 2007 for Performance-Based Options, respectively. As of January 2, 2009, there was approximately $6.5 million of unrecognized compensation expense related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 0.13 years.

Nonvested Shares

The compensation cost charged to expense during the three months ended January 2, 2009 and December 28, 2007 for nonvested share awards was $0 and $2.3 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has retained an undivided interest in the transferred receivables of approximately $234.1 million and $296.2 million at January 2, 2009 and October 3, 2008, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both January 2, 2009 and October 3, 2008. At January 2, 2009 and October 3, 2008, $250.0 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the three months ended January 2, 2009 and December 28, 2007, the Company and certain of its subsidiaries sold trade account receivables totaling approximately $1.2 billion and $1.3 billion, respectively, to ARAMARK Receivables, LLC. During the three months ended January 2, 2009 and December 28, 2007, ARAMARK Receivables, LLC sold an undivided interest in approximately $750 million and $750 million of trade account receivables and remitted to bank conduits, pursuant to the servicing agreement, approximately $750 million and $733 million in collections on trade account receivables previously sold, respectively. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was approximately $2.3 million and $3.8 million for the three months ended January 2, 2009 and December 28, 2007, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income.

(10)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $220.0 million and $190.7 million at January 2, 2009 and October 3, 2008, respectively which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended January 2, 2009	Three Months Ended December 28, 2007
Sales	$371,229	$330,008
Gross profit	47,559	41,560
Net income	8,938	7,256

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization of allocated purchase consideration (see Note 2), was $3.4 million and $3.1 million for the three months ended January 2, 2009 and December 28, 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	BUSINESS SEGMENTS:

Sales and operating income by reportable segment follow (in thousands):

Sales	Three Months Ended January 2, 2009	Three Months Ended December 28, 2007
Food and Support Services—North America	$2,142,759	$2,245,360
Food and Support Services—International	601,464	658,288
Uniform and Career Apparel	429,734	446,972

	$3,173,957	$3,350,620

Operating Income	Three Months Ended January 2, 2009	Three Months Ended December 28, 2007
Food and Support Services—North America	$104,631	$121,848
Food and Support Services—International	19,599	24,948
Uniform and Career Apparel	29,735	34,851

	153,965	181,647
Corporate	(18,387)	(16,114)

Operating Income	135,578	165,533
Interest, net	(125,197)	(128,996)

Income Before Income Taxes	$10,381	$36,537

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

(12)	NEW ACCOUNTING PRONOUNCEMENTS:

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP is effective for ARAMARK beginning in fiscal 2010. The Company is currently evaluating this pronouncement.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for ARAMARK beginning in fiscal 2010. The Company is currently evaluating this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will enhance and expand the disclosures for derivative instruments and hedging activities. SFAS No. 161 is effective for ARAMARK beginning in the second quarter of fiscal 2009. The Company is currently evaluating this pronouncement.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which will significantly change the accounting for business combinations. SFAS No. 141R is effective for ARAMARK for business combinations finalized beginning in fiscal 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected to be measured at fair value are recognized in earnings each reporting period. The Company adopted SFAS No. 159 in fiscal 2009 with no effect on the Company’s consolidated financial statements as the Company did not use the fair-value measurement election for any eligible financial assets or financial liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for ARAMARK beginning in fiscal 2009 for financial assets and financial liabilities and fiscal 2010 for nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS No. 157 for financial assets and financial liabilities in fiscal 2009 (see Note 14). The Company is still evaluating the impact SFAS No. 157 will have on nonfinancial assets and nonfinancial liabilities.

(13)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $85 million at January 2, 2009 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at January 2, 2009.

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

From time to time, the Company is a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws and customs, import and export control laws, environmental laws, false claims statutes and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14)	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. The cumulative effect of adoption resulted in a reduction to Accumulated other comprehensive loss of approximately $7.5 million, net of tax, related to considering both the Company’s and the counterparties’ credit risk in the fair value measurement of our interest rate swaps. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

•

Level 2- inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•	Level 3- inputs to the valuation methodology are unobservable and significant to the fair value measurement

At January 2, 2009, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	January 2, 2009	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Undivided retained interest in trade receivables sold under the Company’s Receivable Facility	$234,142	$—	$—	$234,142
Foreign currency forward exchange contracts	52	—	52	—

Total assets measured at fair value on a recurring basis	$234,194	$—	$52	$234,142

Liabilities:
Interest rate swap agreements	$264,749	$—	$264,749	$—
Natural gas, gasoline and diesel fuel hedge agreements	17,751	—	17,751	—
Foreign currency forward exchange contracts	142	—	142	—

Total liabilities measured at fair value on a recurring basis	$282,642	$—	$282,642	$—

Common Stock Subject to Repurchase	$199,757	$—	$—	$199,757

The following table presents the changes in financial assets for which Level 3 inputs were significant to their valuation for the three months ended January 2, 2009 (in thousands):

	Undivided retained interest in trade receivables	Common Stock Subject to Repurchase
Balance at October 3, 2008	$296,200	$229,628
Net realized gains/losses included in earnings	(1,750)	—
Net purchases, issuances and settlements	(60,308)	(5,792)
Change in fair market value of common stock	—	(24,079)

Balance at January 2, 2009	$234,142	$199,757

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(15)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

January 2, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$11.1	$26.3	$44.5	$—	$81.9
Receivables	0.4	224.0	636.1	—	860.5
Inventories, at lower of cost or market	17.4	443.1	67.4	—	527.9
Prepayments and other current assets	62.0	106.9	15.6	—	184.5

Total current assets	90.9	800.3	763.6	—	1,654.8

Property and Equipment, net	45.5	947.9	202.2	—	1,195.6
Goodwill	173.1	3,901.7	415.6	—	4,490.4
Investment in and Advances to Subsidiaries	7,110.4	189.2	224.1	(7,523.7)	—
Other Intangible Assets	77.3	1,860.9	227.2	—	2,165.4
Other Assets	118.2	407.9	282.1	(2.0)	806.2

	$7,615.4	$8,107.9	$2,114.8	$(7,525.7)	$10,312.4

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.2	$14.0	$43.5	$—	$59.7
Accounts payable	144.2	220.3	247.6	—	612.1
Accrued expenses and other liabilities	230.3	508.8	134.1	—	873.2

Total current liabilities	376.7	743.1	425.2	—	1,545.0

Long-Term Borrowings	5,301.7	43.1	548.1	—	5,892.9
Deferred Income Taxes and Other Noncurrent Liabilities	427.2	822.5	115.0	—	1,364.7
Intercompany Payable	—	6,311.6	893.1	(7,204.7)	—
Common Stock Subject to Repurchase	199.8	—	—	—	199.8
Shareholder’s Equity	1,310.0	187.6	133.4	(321.0)	1,310.0

	$7,615.4	$8,107.9	$2,114.8	$(7,525.7)	$10,312.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

October 3, 2008

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended January 2, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$254.1	$2,090.1	$829.8	$—	$3,174.0

Costs and Expenses:
Cost of services provided	240.6	1,856.4	766.2	—	2,863.2
Depreciation and amortization	6.3	95.2	22.5	—	124.0
Selling and general corporate expenses	20.5	25.4	5.3	—	51.2
Interest and other financing costs	111.5	0.6	13.1	—	125.2
Expense allocation	(103.0)	98.2	4.8	—	—

	275.9	2,075.8	811.9	—	3,163.6

Income (Loss) before income taxes	(21.8)	14.3	17.9	—	10.4
Provision (Benefit) for Income Taxes	(4.2)	2.0	4.4	—	2.2
Equity in Net Income of Subsidiaries	25.8	—	—	(25.8)	—

Net income	$8.2	$12.3	$13.5	$(25.8)	$8.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended December 28, 2007

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended January 2, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$8.6	$(164.9)	$64.7	$(1.5)	$(93.1)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(2.2)	(51.2)	(24.3)	—	(77.7)
Disposals of property and equipment	0.4	1.2	1.0	—	2.6
Acquisitions of businesses, net of cash acquired	—	(1.9)	(16.6)	—	(18.5)
Other investing activities	0.2	1.2	(0.1)	—	1.3

Net cash used in investing activities	(1.6)	(50.7)	(40.0)	—	(92.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	76.0	—	62.9	—	138.9
Payment of long-term borrowings	(0.6)	(3.4)	(11.8)	—	(15.8)
Proceeds from issuance of common stock	0.8	—	—	—	0.8
Capital contributions	0.1	—	—	—	0.1
Repurchase of stock	(5.7)	—	—	—	(5.7)
Other financing activities	0.1	—	—	—	0.1
Change in intercompany, net	(145.0)	213.6	(70.1)	1.5	—

Net cash provided by (used in) financing activities	(74.3)	210.2	(19.0)	1.5	118.4

Increase (Decrease) in cash and cash equivalents	(67.3)	(5.4)	5.7	—	(67.0)
Cash and cash equivalents, beginning of period	78.4	31.7	38.8	—	148.9

Cash and cash equivalents, end of period	$11.1	$26.3	$44.5	$—	$81.9

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

The following discussion and analysis of our results of operations and financial condition for the three months ended January 2, 2009 and December 28, 2007 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008.

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

Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this Quarterly Report on Form 10-Q. In the following discussion and analysis of results of operations and financial conditions, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our fiscal 2008 Annual Report on Form 10-K filed with the SEC. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

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

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. We are involved in legal proceedings under state, federal and local environmental laws in connection with operations of our uniform rental business or businesses conducted by our predecessors or companies that we have acquired. The calculation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and credit worthiness of other responsible parties and insurers.

Litigation and Claims

The Company is a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, including import and export controls and customs laws, federal and state employment laws, including wage and hour laws, human health and safety laws, dram shop laws, environmental laws, false claim statutes, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers, employees and third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

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

Share-Based Compensation

As discussed in Note 11 to our consolidated financial statements in our fiscal 2008 Annual Report on Form 10-K, we value our employee stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of the expected volatility of our stock, the expected dividend yield of our stock, the expected term of the options and the risk free interest rate. Since our stock is not publicly traded, the expected volatility is based on an average of the historical volatility of our competitors’ stocks over the expected term of the stock options. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term was calculated using the simplified method permitted under SEC Staff Accounting Bulletin No. 110. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date. The dividend yield assumption is based on our history and expected future of dividend payouts.

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

For the Performance-Based Options, management must assess the probability of the achievement of the earnings before interest and taxes (“EBIT”) targets. If the probability of achievement of the EBIT targets change, changes in the recognition of share-based compensation expense may occur. Management makes its probability assessments based on the Company’s actual and projected results of operations.

Management believes that the accounting estimate related to the expense of stock options is a critical accounting estimate because the underlying assumptions can change from time to time and, as a result, the compensation expense that we record in future periods under SFAS No. 123R may differ significantly from what we have recorded in the current period with respect to similar instruments.

Fair Value of Financial Assets and Financial Liabilities

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

•

Level 2- inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•	Level 3- inputs to the valuation methodology are unobservable and significant to the fair value measurement

We disclosed the fair values of our financial instruments in Note 14 of our condensed consolidated financial statements. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our undivided retained interest in trade receivables and common stock subject to repurchase are derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages, attributable to each operating segment, for the three months ended January 2, 2009 and December 28, 2007 (dollars in millions).

	Three Months Ended January 2, 2009		Three Months Ended December 28, 2007
Sales by Segment	$	%	$	%
Food and Support Services—North America	$2,142.8	67%	$2,245.3	67%
Food and Support Services—International	601.5	19%	658.3	20%
Uniform and Career Apparel	429.7	14%	447.0	13%

	$3,174.0	100%	$3,350.6	100%

	Three Months Ended January 2, 2009		Three Months Ended December 28, 2007
Operating Income by Segment	$	%	$	%
Food and Support Services—North America	$104.7	77%	$121.8	74%
Food and Support Services—International	19.6	14%	24.9	15%
Uniform and Career Apparel	29.7	22%	34.9	21%

	154.0	113%	181.6	110%
Corporate	(18.4)	-13%	(16.1)	-10%

	$135.6	100%	$165.5	100%

Consolidated Overview

Sales of $3.2 billion for the first quarter of fiscal 2009 represented a decrease of 5% over the prior year period. This decrease is primarily attributable to the impact of foreign currency translation (approximately -4%), partially offset by the increase from acquisitions (less than 1%). In addition, fiscal 2008’s 53rd week caused a calendar shift in the first quarter, reducing the number of service days in the Education sector, and the number of major league sports events in the Sports and Entertainment sector, causing a revenue reduction in the Food and Support Services—North America segment of approximately $75.0 million from the first quarter of fiscal 2008.

Operating income was $135.6 million for the first quarter of fiscal 2009 compared to $165.5 million in the prior year period. Operating income in the quarter was negatively impacted by foreign currency translation, the calendar shift in our Food and Support Services—North America segment and weakness in the direct marketing business in our Uniform and Career Apparel segment.

Interest and other financing costs, net, for the first quarter of fiscal 2009 decreased approximately $3.8 million from the prior year period primarily due to lower interest rates. The effective income tax rate for the first quarter of fiscal 2009 was 21.3% compared to 28.6% in the prior year period. We anticipate that our effective tax rate may be volatile in future periods due to the effect that tax credits and other items have on our reduced pretax income as a result of the Transaction.

Net income for the first quarter of fiscal 2009 was $8.2 million compared to $26.1 million in the prior year period.

Segment Results

The following tables present a fiscal 2009/2008 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended January 2, 2009	Three Months Ended December 28, 2007	Change
Sales by Segment	$	$	$	%
Food and Support Services—North America	$2,142.8	$2,245.3	$(102.5)	-5%
Food and Support Services—International	601.5	658.3	(56.8)	-9%
Uniform and Career Apparel	429.7	447.0	(17.3)	-4%

	$3,174.0	$3,350.6	$(176.6)	-5%

	Three Months Ended January 2, 2009	Three Months Ended December 28, 2007	Change
Operating Income by Segment	$	$	$	%
Food and Support Services—North America	$104.7	$121.8	$(17.1)	-14%
Food and Support Services—International	19.6	24.9	(5.3)	-21%
Uniform and Career Apparel	29.7	34.9	(5.2)	-15%
Corporate	(18.4)	(16.1)	(2.3)	14%

	$135.6	$165.5	$(29.9)	-18%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for the first quarter of fiscal 2009 decreased 5% over the prior year period, with growth in Higher Education being more than offset by declines in the Business & Industry and Sports & Entertainment sectors, as well as the negative impact of foreign currency translation (approximately -2%). The Business & Industry sector had a mid-single digit sales decline as our business clients reduced employment levels as well as their discretionary spending on services such as catering. The Education sector had a low-single digit sales decline with growth in Higher Education being more than offset by a decline in K-12 due primarily to the impact of lost business during fiscal 2008. The sector was also negatively impacted by the fewer number of service days in the quarter as compared to the prior year quarter. The Healthcare sector had a low-single digit sales decline primarily due to the impact of lost business in the previous year. The Sports & Entertainment sector had a low-double digit sales decline primarily due to softness in convention centers, cultural attractions and national parks as well as the impact of fewer major league sports games in the quarter as compared to the prior year period.

Operating income for the first quarter of fiscal 2009 was $104.7 million compared to $121.8 million in the prior year period. The effects of foreign currency translation, fewer service days in the quarter, reduced employment levels at our clients and lost business negatively impacted operating income as compared to the prior year period.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the first quarter of fiscal 2009 decreased 9% compared to the prior year period as a result of foreign currency translation (approximately -18%). The impact of foreign currency translation was partially offset by an increase in net new business (approximately 5%) and base business growth (approximately 4%), primarily in the U.K., Chile, Spain and China.

Operating income for the first quarter of fiscal 2009 was $19.6 million compared to $24.9 million in the prior year period. In addition to the negative impact of foreign currency translation, segment profit performance was constrained by restructuring costs associated with streamlining our management structure in the U.K.

Uniform and Career Apparel Segment

Uniform and Career Apparel segment sales decreased 4% for the first quarter of fiscal 2009 compared to the prior year period, as positive growth of 2% in uniform rental was more than offset by double-digit sales declines in our direct marketing business. Organic sales, which excludes the effects of acquisitions, declined by 4% although the uniform rental business experienced a positive 1% organic sales growth. The uniform rental business, which is also sensitive to employment levels, is facing increasing softness in customer demand due to the rise in unemployment.

Segment operating income for the first quarter of fiscal 2009 was $29.7 million compared to $34.9 million in the prior year period. The direct marketing business was particularly weak in the quarter due to a significant decline in demand across most market segments.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $18.4 million for the first quarter of fiscal 2009 compared to $16.1 million for the prior year period reflecting somewhat higher staff spending and other administrative costs.

OUTLOOK

We anticipate that the current economic environment, including reduced consumer and client spending, reduced headcount at our clients, an increase in bankruptcies and companies going out of business and the variability of food and fuel costs, will likely continue to have an impact on our operations, particularly at our business, sports and entertainment and uniform client locations. In response to the lower levels of demand across our food and facility services businesses, our teams are very focused on managing costs and we will continue to respond accordingly as conditions warrant. Our uniform rental team is focused on managing the business through this environment with a particular focus on appropriately reducing the cost structure, while maintaining high levels of customer service and continued efforts to acquire new customers. The uniform direct sale environment is particularly challenging and we anticipate demand softness for the direct marketing business throughout at least the remainder of fiscal 2009. Management is continuing to evaluate improvement initiatives related to the direct marketing business. While no decisions have been finalized, future changes in this business could involve changes in product offering, alternative sourcing arrangements and other cost reductions. Such actions, if initiated, could result in future adjustments to asset carrying amounts or other charges. Finally, as we experienced in the first quarter of fiscal 2009, to the extent the U.S. dollar strengthens against other currencies, it could continue to negatively affect the reported results of our international operations.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the Condensed Consolidated Statement of Cash Flows will facilitate understanding of the discussion that follows.

Cash used in operating activities was $93.1 million in the fiscal 2009 three-month period compared to $31.9 million in the comparable three-month period of fiscal 2008. The principal components (in millions) of the net change of $61.2 million were:

• Decrease in the total of net income and noncash charges	$(24.6)
• Decrease in accounts receivable sale proceeds	(17.0)
• Increased working capital requirements	(29.8)
• Other, net	10.2

$(61.2)

The decrease in the total of net income and noncash charges results mainly from the lower operating results of the Company, as discussed above. The accounts receivable proceeds decreased as a result of the timing of funding under the facility in fiscal 2008 whereas the funding was unchanged in fiscal 2009. As expected and consistent with historical patterns, working capital was a use of cash for us during the first quarter. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $105.8 million), primarily due to lower sales and improved collections in fiscal 2009, being more than offset by the timing of disbursements from Accounts Payable (approximately $44.1 million) and Accrued Expenses (approximately $87.2 million) as compared to the prior year, primarily due to the timing of interest payments at the end of the current quarter. The “Other, net” caption increased primarily due to increases in certain noncurrent liabilities (retirement plans and insurance).

While the global capital markets are experiencing historic adverse conditions, management continues to believe that the Company’s cash flows provided by operating activities and the unused committed credit availability under our senior secured revolving credit facility (approximately $519.7 million and $455.9 million at January 30, 2009 and January 2, 2009, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending and other cash needs. The Company will continue to demonstrate discipline in our deployment of capital to grow the business organically and to make appropriate acquisitions. Over time, the Company has consistently repositioned its service portfolio so that today a significant portion of the Food and Support Services operating income in North America comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets and cannot predict with any certainty the impact on the Company of further disruption in these markets.

As of January 2, 2009, there was approximately $482.3 million outstanding in foreign currency borrowings. The Company entered into $200 million of interest rate swap agreements during fiscal 2009, which were effective January 1, 2009. These swaps have been designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of January 2, 2009, we are in compliance with these covenants.

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

(in millions)	Three Months Ended January 2, 2009	Three Months Ended October 3, 2008	Three Months Ended June 27, 2008	Three Months Ended March 28, 2008	Twelve Months Ended January 2, 2009
Net income (loss)	$8.2	$33.6	$(3.6)	$(16.6)	$21.6
Interest and other financing costs, net	125.2	132.4	123.9	129.4	510.9
Provision (benefit) for income taxes	2.2	8.9	(1.4)	(5.9)	3.8
Depreciation and amortization	124.0	134.9	126.1	125.1	510.1

EBITDA	259.6	309.8	245.0	232.0	1,046.4
Share-based compensation expense (1)	9.8	(10.3)	5.6	7.5	12.6
Pro forma EBITDA for equity method investees (2)	6.0	2.8	4.2	5.6	18.6
Pro forma EBITDA for certain transactions (3)	0.4	1.3	1.7	1.7	5.1
Other (4)	(0.4)	0.2	0.6	0.3	0.7

Adjusted EBITDA	$275.4	$303.8	$257.1	$247.1	$1,083.4

(1)	Represents share-based compensation expense resulting from the application of SFAS No. 123R for stock options, restricted stock and deferred stock unit awards (see Note 8 to the condensed consolidated financial statements).
(2)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(3)	Represents the annualizing of estimated EBITDA from acquisitions made during the period.
(4)	Other includes certain other miscellaneous items.

Our covenant requirements and actual ratios for the twelve months ended January 2, 2009 are as follows:

	Covenant Requirements		Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.50	x	3.77	x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00	x	2.20	x

(1)	Beginning with the twelve months ended June 29, 2007, our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.
(2)	Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of January 2, 2009 was $199.8 million, which is based on approximately 14.8 million shares of common stock of the Parent Company valued at $13.54 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

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

The Company has retained an undivided interest in the transferred receivables of approximately $234.1 million and $296.2 million at January 2, 2009 and October 3, 2008, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both January 2, 2009 and October 3, 2008. At January 2, 2009 and October 3, 2008, $250.0 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the three months ended January 2, 2009 and December 28, 2007, the Company and certain of its subsidiaries sold trade account receivables totaling approximately $1.2 billion and $1.3 billion, respectively, to ARAMARK Receivables, LLC. During the three months ended January 2, 2009 and December 28, 2007, ARAMARK Receivables, LLC sold an undivided interest in approximately $750 million and $750 million of trade account receivables and remitted to bank conduits, pursuant to the servicing agreement, approximately $750 million and $733 million in collections on trade account receivables previously sold, respectively. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was approximately $2.3 million and $3.8 million for the three months ended January 2, 2009 and December 28, 2007, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income.

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

LEGAL PROCEEDINGS

From time to time, we are a party to various legal actions and investigations involving claims incidental to the conduct of our business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws, customs, import and export control laws, environmental laws, false claims statutes and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such current actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of January 2, 2009 has not materially changed from October 3, 2008 (See Item 7A of our Annual Report on Form 10-K for the year ended October 3, 2008). During the first quarter of fiscal 2009, the Company entered into $200 million of interest rate swap agreements, which are designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings. See Note 6 of the condensed consolidated financial statements for a discussion of the Company’s derivative instruments.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 2, “Legal Proceedings” for a description of the Company’s legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On December 4, 2008, ARAMARK Intermediate Holdco Corporation, the sole stockholder of ARAMARK Corporation, acted by written consent to re-elect Joseph Neubauer, L. Frederick Sutherland and Christopher S. Holland as directors of ARAMARK Corporation. Messrs. Neubauer, Sutherland and Holland will serve as directors of ARAMARK Corporation until their successors are duly elected and qualified.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Schedule 1 to Outstanding Non-Qualified Stock Option Agreements. (incorporated by reference to Exhibit 10.16 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.2	Form of Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.3	Letter relating to Joseph Neubauer’s Employment Agreement dated November 14, 2008 (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.4	Form of Amendment to Agreement Relating to Employment and Post-Employment Competition (incorporated by reference to Exhibit 10.8 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 10, 2009	/s/ JOSEPH MUNNELLY
JOSEPH MUNNELLY
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Schedule 1 to Outstanding Non-Qualified Stock Option Agreements. (incorporated by reference to Exhibit 10.16 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.2	Form of Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.3	Letter relating to Joseph Neubauer’s Employment Agreement dated November 14, 2008 (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.4	Form of Amendment to Agreement Relating to Employment and Post-Employment Competition (incorporated by reference to Exhibit 10.8 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.