Form 10-Q
period 2009-04-03
ARAMARK CORP
filed 2009-05-13
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock outstanding at May 1, 2009: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	April 3, 2009	October 3, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$107,539	$148,919
Receivables	827,755	949,638
Inventories, at lower of cost or market	495,082	535,746
Prepayments and other current assets	212,955	164,017

Total current assets	1,643,331	1,798,320

Property and Equipment, net	1,177,817	1,223,096
Goodwill	4,483,435	4,512,133
Other Intangible Assets	2,131,051	2,215,321
Other Assets	802,296	774,533

	$10,237,930	$10,523,403

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$37,632	$54,677
Accounts payable	608,335	747,887
Accrued expenses and other current liabilities	966,994	1,009,080

Total current liabilities	1,612,961	1,811,644

Long-Term Borrowings	5,814,899	5,804,880
Deferred Income Taxes and Other Noncurrent Liabilities	1,320,658	1,337,472
Common Stock Subject to Repurchase	180,328	229,628
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,448,555	1,391,550
Earnings retained for use in the business	38,336	55,519
Accumulated other comprehensive loss	(177,807)	(107,290)

Total shareholder’s equity	1,309,084	1,339,779

	$10,237,930	$10,523,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended April 3, 2009	Three Months Ended March 28, 2008
Sales	$3,029,301	$3,173,177

Costs and Expenses:
Cost of services provided	2,782,289	2,891,566
Depreciation and amortization	123,571	125,110
Selling and general corporate expenses	51,994	49,594

	2,957,854	3,066,270

Operating income	71,447	106,907
Interest and Other Financing Costs, net	119,214	129,406

Loss before income taxes	(47,767)	(22,499)
Benefit for Income Taxes	(22,413)	(5,891)

Net loss	$(25,354)	$(16,608)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Six Months Ended April 3, 2009	Six Months Ended March 28, 2008
Sales	$6,203,258	$6,523,797

Costs and Expenses:
Cost of services provided	5,645,487	5,906,903
Depreciation and amortization	247,583	248,094
Selling and general corporate expenses	103,163	96,360

	5,996,233	6,251,357

Operating income	207,025	272,440
Interest and Other Financing Costs, net	244,411	258,402

Income (Loss) before income taxes	(37,386)	14,038
Provision (Benefit) for Income Taxes	(20,203)	4,563

Net income (loss)	$(17,183)	$9,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended April 3, 2009	Six Months Ended March 28, 2008
Cash flows from operating activities:
Net income (loss)	$(17,183)	$9,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	247,583	248,094
Income taxes deferred	(25,931)	1,473
Share-based compensation expense	19,380	16,509
Changes in noncash working capital	(103,529)	(207,059)
Net change in proceeds from sale of receivables	(11,820)	14,600
Other operating activities	27,756	11,567

Net cash provided by operating activities	136,256	94,659

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(166,337)	(147,415)
Disposals of property and equipment	16,414	7,242
Acquisition of certain businesses, net of cash acquired	(49,364)	(15,722)
Other investing activities	4,215	(3,497)

Net cash used in investing activities	(195,072)	(159,392)

Cash flows from financing activities:
Proceeds from long-term borrowings	52,711	65,898
Payment of long-term borrowings	(25,049)	(14,899)
Proceeds from issuance of common stock	4,615	3,599
Repurchase of stock	(14,943)	(4,011)
Other financing activities	102	3,196

Net cash provided by financing activities	17,436	53,783

Decrease in cash and cash equivalents	(41,380)	(10,950)
Cash and cash equivalents, beginning of period	148,919	83,638

Cash and cash equivalents, end of period	$107,539	$72,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 207.3 million issued and approximately 205.0 million outstanding as of April 3, 2009.

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

Certain immaterial corrections have been made to the Condensed Consolidated Balance Sheet and Comprehensive Income (Loss) as of March 28, 2008 related to the currency effects of purchase accounting (See Note 5). The Company calculated the benefit for income taxes for the second quarter and six months of fiscal 2009 based on actual year-to-date results. The Company applied an estimated annual effective tax rate to the year-to-date income (loss) before income taxes to derive the provision (benefit) for income taxes for the second quarter and six months of fiscal 2008.

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

(3)	ACQUISITIONS

During the second quarter of fiscal 2009, the Company paid approximately $24.5 million towards the acquisition of the remaining 20% of its Chilean subsidiary. The Company’s pro forma results of operations for the first six months of fiscal 2009 and 2008 would not have been materially different than reported, assuming the acquisition had occurred at the beginning of the respective fiscal periods.

(4)	SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER:

The Company made interest payments of approximately $221.4 million and $183.0 million and income tax payments of approximately $22.6 million and $46.6 million during the six months ended April 3, 2009 and March 28, 2008, respectively.

Pension expense related to defined benefit plans for the six months ended April 3, 2009 and March 28, 2008 was approximately $3.7 million and $3.5 million, respectively.

(5)	COMPREHENSIVE INCOME (LOSS):

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive loss for the three and six months ended April 3, 2009 was approximately ($24.3) million and ($87.7) million, respectively. For the three and six months ended March 28, 2008, total comprehensive loss was approximately ($68.0) million and ($76.8) million, respectively. As of April 3, 2009 and October 3, 2008, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($9.7) million and ($11.3) million, respectively, foreign currency translation adjustment (net of tax) of approximately ($6.7) million and $6.8 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($161.4) million and ($102.8) million, respectively.

Certain immaterial corrections have been made to the Condensed Consolidated Balance Sheet as of March 28, 2008 related to the currency effects of purchase accounting. The corrections resulted in a decrease in Goodwill of approximately $3.2 million, increases in Other Intangible Assets of approximately $29.5 million, Other Assets of approximately $18.9 million and Deferred Income Taxes and Other Noncurrent Liabilities of approximately $16.9 million and a decrease in Accumulated Other Comprehensive Loss of approximately $28.3 million. Although there was no effect on net income, comprehensive loss of ($75.6) million and ($84.2) million previously presented in the Form 10-Q for the three and six months ended March 28, 2008, respectively, has been changed to comprehensive loss of ($68.0) million and ($76.8) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Changes in total goodwill during the six months ended April 3, 2009 follow (in thousands):

Segment	October 3, 2008	Acquisitions	Translation	April 3, 2009
Food and Support Services – North America	$3,477,824	$2,289	$—	$3,480,113
Food and Support Services – International	438,124	5,766	(37,888)	406,002
Uniform and Career Apparel	596,185	1,135	—	597,320

	$4,512,133	$9,190	$(37,888)	$4,483,435

The amounts for fiscal 2009 acquisitions may be revised upon final determination of the purchase price allocation.

Other intangible assets consist of (in thousands):

	April 3, 2009			October 3, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,769,516	$(396,488)	$1,373,028	$1,757,818	$(305,961)	$1,451,857
Tradename	758,023	—	758,023	763,464	—	763,464

	$2,527,539	$(396,488)	$2,131,051	$2,521,282	$(305,961)	$2,215,321

Acquisition-related intangible assets consist of customer relationship assets and the ARAMARK tradename. Customer relationship assets are amortizable and are being amortized on a straight-line basis over the expected period of benefit, 2 to 15 years, with a weighted average life of approximately 11 years. The ARAMARK tradename is an indefinite lived intangible asset and is not amortizable.

Amortization of intangible assets for the six months ended April 3, 2009 and March 28, 2008 was approximately $90.5 million and $90.6 million, respectively.

(7)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company enters into derivative contractual arrangements to manage changes in market conditions related to debt obligations, foreign currency exposures and exposure to fluctuating natural gas, gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts, and natural gas, gasoline and diesel fuel hedge agreements. The Company follows the provisions of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. In the second quarter of fiscal 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” for derivative instruments and hedging activities. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

Cash Flow Hedges

The Company has entered into $3.78 billion, £75 million and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. The Company entered into $200 million of these interest rate swap agreements during the six months ended April 3, 2009, which were effective January 1, 2009. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of April 3, 2009 and October 3, 2008, approximately ($141.3) million and ($90.0) million of unrealized net losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the six months ended April 3, 2009 and March 28, 2008 was immaterial.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended April 3, 2009 and March 28, 2008, approximately $9.7 million of unrealized gain, net of tax, and ($1.7) million of unrealized loss, net of tax, related to the swap were recorded in “Accumulated other comprehensive loss,” respectively. Approximately ($13.8) million and ($3.3) million were reclassified to offset net translation losses on the foreign currency denominated debt during the six months ended April 3, 2009 and March 28, 2008, respectively. As of April 3, 2009 and October 3, 2008, unrealized losses of approximately ($11.9) million, net of tax, and ($7.8) million, net of tax, related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the six months ended April 3, 2009 and March 28, 2008 was immaterial.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of April 3, 2009, the Company has contracts for approximately 825,000 MMBtu’s outstanding for fiscal 2009 and 2010 that are designated as cash flow hedging instruments. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of April 3, 2009 and October 3, 2008, unrecognized net of tax losses of approximately ($1.9) million and ($1.7) million, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for the six months ended April 3, 2009 and March 28, 2008.

The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. The Company has contracts for approximately 10.7 million gallons outstanding for fiscal 2009 and 2010 that are designated as cash flow hedging instruments. During the six months ended April 3, 2009, the Company entered into contracts totaling approximately 7.5 million gallons. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of April 3, 2009 and October 3, 2008, an unrealized loss, net of tax, of approximately ($6.3) million and ($3.3) million was recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments during the six months ended April 3, 2009 was immaterial.

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments under SFAS 133 on Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended April 3, 2009	Three Months Ended March 28, 2008
Interest rate swap agreements	$9,559	$(62,918)
Cross currency swap agreements	276	(4,204)
Natural gas hedge agreements	104	277
Gasoline and diesel fuel hedge agreements	2,251	(70)

	$12,190	$(66,915)

	Six Months Ended April 3, 2009	Six Months Ended March 28, 2008

Interest rate swap agreements	$(51,234)	$(103,968)
Cross currency swap agreements	(4,075)	(4,929)
Natural gas hedge agreements	(309)	293
Gasoline and diesel fuel hedge agreements	(2,972)	77

	$(58,590)	$(108,527)

Derivatives not Designated in Hedging Relationships

As of April 3, 2009, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €11.6 million, £8.2 million and CAD 25.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value of our derivatives designated and not designated as hedging instruments under SFAS 133 in our Condensed Consolidating Balance Sheets (in thousands):

	Balance Sheet Location	April 3, 2009	October 3, 2008
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Other Assets	$—	$589
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	—	926

Total derivatives		$—	$1,515

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$3,188	$2,679
Gasoline and diesel fuel hedge agreements	Accounts Payable	9,617	5,503
Interest rate swap agreements	Accrued Expenses	41,840	—
Interest rate swap agreements	Other Noncurrent Liabilities	195,462	153,383
Cross currency swap agreements	Other Noncurrent Liabilities	8,062	23,025
Gasoline and diesel fuel hedge agreements	Other Noncurrent Liabilities	798	—

		258,967	184,590

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	258	—

Total derivatives		$259,225	$184,590

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for our derivatives designated as hedging instruments under SFAS 133 in our Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended April 3, 2009	Three Months Ended March 28, 2008
Interest rate swap agreements	Interest Expense	$31,158	$3,503
Cross currency swap agreements	Interest Expense	1,131	335
Natural gas hedge agreements	Cost of services provided	1,755	38
Gasoline and diesel fuel hedge agreements	Cost of services provided	4,103	280

		$38,147	$4,156

	Account	Six Months Ended April 3, 2009	Six Months Ended March 28, 2008
Interest rate swap agreements	Interest Expense	$43,598	$2,954
Cross currency swap agreements	Interest Expense	1,373	590
Natural gas hedge agreements	Cost of services provided	2,769	344
Gasoline and diesel fuel hedge agreements	Cost of services provided	5,472	280

		$53,212	$4,168

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments under SFAS 133 in our Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended April 3, 2009	Three Months Ended March 28, 2008
Foreign currency forward exchange contracts	Interest Expense	$111	$123

	Account	Six Months Ended April 3, 2009	Six Months Ended March 28, 2008
Foreign currency forward exchange contracts	Interest Expense	$188	$7

Subsequent to April 3, 2009, the Company entered into $500 million of interest rate swap agreements that are effective beginning in fiscal 2010. These swaps have been designated as cash flow hedging instruments and fix the rate on a like amount of variable rate borrowings.

(8)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of April 3, 2009 and October 3, 2008 was $180.3 million and $229.6 million, respectively, which is based on approximately 14.4 million and 15.2 million shares of common stock of the Parent Company valued at $12.53 per share and $15.15 per share, respectively. The fair value of our common stock subject to repurchase is calculated using discounted cash flow techniques, comparable public company trading multiples and transaction multiples. During the six months ended April 3, 2009 and March 28, 2008, approximately $16.4 million and $4.0 million of common stock of the Parent Company was repurchased, respectively. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

(9)	SHARE-BASED COMPENSATION:

During the three and six months ended April 3, 2009, share-based compensation expense was approximately $9.6 million, before taxes of $3.8 million, and approximately $19.4 million, before taxes of $7.6 million, respectively. During the three and six months ended March 28, 2008, share-based compensation expense was approximately $7.5 million, before taxes of $2.9 million, and approximately $16.5 million, before taxes of $6.4 million, respectively.

Stock Options

Time-Based Options

The compensation cost charged to expense during the three and six months ended April 3, 2009 for Time-Based Options was approximately $3.0 million and $5.6 million, respectively. The compensation cost charged to expense during the three and six months ended March 28, 2008 for Time-Based Options was approximately $3.0 million and $5.3 million, respectively.

Performance-Based Options

On December 10, 2008, the Parent Company Board waived the EBIT target for fiscal 2008 with respect to approximately 2.6 million options representing 75% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2008 EBIT target. Accordingly, such portion of the Performance-Based Options vest when the time-based vesting requirement of such options is satisfied. In addition on December 10, 2008, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2009 that were revised to recognize the effects of the economic environment at the time on the Company’s business and correspondingly reduced the cumulative targets for fiscal 2010 and beyond. Approximately 3.4 million options were affected by the new annual and cumulative EBIT targets for fiscal 2009. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” the fair value of these Performance-Based Options were revalued at the award modification date. The fair value of the Performance-Based Options was estimated using the Black-Scholes option pricing model and the weighted-average assumptions noted in the table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended April 3, 2009
Expected volatility	35%
Expected dividend yield	0%
Expected life (in years)	4.10-5.80
Risk-free interest rate	1.62%

The weighted-average fair value of the Performance-Based Options modified on December 10, 2008 was $5.54 per option.

The compensation cost charged to expense during the three and six months ended April 3, 2009 for Performance-Based Options was approximately $6.2 million and $13.4 million, respectively. The compensation cost charged to expense during the three and six months ended March 28, 2008 for Performance-Based Options was approximately $3.4 million and $7.8 million, respectively. As of April 3, 2009, there was approximately $0.4 million of unrecognized compensation expense related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 0.26 years.

Nonvested Shares

The compensation cost charged to expense during the three and six months ended April 3, 2009 for nonvested share awards was $0. The compensation cost charged to expense during the three and six months ended March 28, 2008 for nonvested shares was approximately $0.8 million and $3.1 million, respectively.

Deferred Stock Units

The Company granted 31,920 deferred stock units during the six months ended April 3, 2009. The compensation cost charged to expense during the three and six months ended April 3, 2009 for deferred stock units was approximately $0.4 million in each period. The Company granted 21,850 deferred stock units during the six months ended March 28, 2008. The compensation cost charged to expense during the three and six months ended March 28, 2008 for deferred stock units was approximately $0.3 million in each period.

(10)	ACCOUNTS RECEIVABLE SECURITIZATION:

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

The Company has retained an undivided interest in the transferred receivables of approximately $236.8 million and $296.2 million at April 3, 2009 and October 3, 2008, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both April 3, 2009 and October 3, 2008. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At April 3, 2009 and October 3, 2008, $238.2 million and $250.0 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the six months ended April 3, 2009 and March 28, 2008, ARAMARK Receivables, LLC sold an undivided

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

interest in approximately $1.5 billion of trade account receivables in both periods and remitted to bank conduits, pursuant to the servicing agreement, approximately $1.5 billion in collections on trade account receivables previously sold in both periods. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $3.4 million and $6.9 million for the six months ended April 3, 2009 and March 28, 2008, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

(11)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $211.9 million and $190.7 million at April 3, 2009 and October 3, 2008, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended April 3, 2009	Six Months Ended April 3, 2009
Sales	$391,166	$762,394
Gross profit	46,090	93,649
Net income	9,463	18,401

	Three Months Ended March 28, 2008	Six Months Ended March 28, 2008
Sales	$335,714	$665,722
Gross profit	39,083	80,643
Net income	4,949	12,205

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization of allocated purchase consideration (see Note 2), was $3.8 million and $7.3 million for the three and six months ended April 3, 2009, respectively. For the three and six months ended March 28, 2008, ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization of allocated purchase consideration, was $1.5 million and $4.6 million, respectively.

(12)	DEVELOPMENTS IN THE UNIFORM AND CAREER APPAREL SEGMENT

During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company will be exiting a portion of its direct marketing business directed at consumers and very small businesses by the end of the first quarter of fiscal 2010 and migrating its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company is reducing its headcount in all the businesses in the Uniform and Career Apparel segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 for severance and other related costs (approximately $8.5 million, which is included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet), inventory write-downs (approximately $18.5 million primarily as a result of the exit from a portion of its direct marketing business and approximately $2.2 million at other businesses within the segment in response to demand softness) and other asset write-downs (approximately $5.0 million, of which $2.0 million related to additional reserves for receivables and $3.0 million related to facility and equipment write-downs), which is included in “Cost of services provided” in the Condensed Consolidated Statements of Operations. The Company expects to incur additional costs of approximately $4.0 million in association with the repositioning efforts over the next four fiscal quarters as the relocation of the WearGuard distribution and operations functions are completed.

(13)	BUSINESS SEGMENTS:

Sales and operating income (loss) by reportable segment follow (in thousands):

Sales	Three Months Ended April 3, 2009	Three Months Ended March 28, 2008
Food and Support Services—North America	$2,070,074	$2,084,943
Food and Support Services—International	560,282	661,314
Uniform and Career Apparel	398,945	426,920

	$3,029,301	$3,173,177

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating Income (Loss)	Three Months Ended April 3, 2009	Three Months Ended March 28, 2008
Food and Support Services—North America	$84,424	$74,583
Food and Support Services—International	19,629	21,117
Uniform and Career Apparel	(13,854)	27,975

	90,199	123,675
Corporate	(18,752)	(16,768)

Operating Income	71,447	106,907
Interest, net	(119,214)	(129,406)

Loss Before Taxes	$(47,767)	$(22,499)

Sales	Six Months Ended April 3, 2009	Six Months Ended March 28, 2008
Food and Support Services—North America	$4,212,833	$4,330,303
Food and Support Services—International	1,161,746	1,319,602
Uniform and Career Apparel	828,679	873,892

	$6,203,258	$6,523,797

Operating Income	Six Months Ended April 3, 2009	Six Months Ended March 28, 2008
Food and Support Services—North America	$189,055	$196,431
Food and Support Services—International	39,228	46,065
Uniform and Career Apparel	15,881	62,826

	244,164	305,322
Corporate	(37,139)	(32,882)

Operating Income	207,025	272,440
Interest, net	(244,411)	(258,402)

Income (Loss) Before Taxes	$(37,386)	$14,038

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

During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. In addition, the Company is reducing its headcount in all the businesses in the Uniform and Career Apparel segment. The Company recorded a charge of approximately $34.2 million in the second quarter of fiscal 2009 related to these actions (see Note 12).

Corporate expenses include share-based compensation expense (see Note 9).

(14)	NEW ACCOUNTING PRONOUNCEMENTS:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which enhances and expands the disclosures for derivative instruments and hedging activities. SFAS No. 161 is effective for ARAMARK in the second quarter of fiscal 2009. The Company adopted SFAS No. 161 in the second quarter of fiscal 2009 (see Note 7).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for ARAMARK beginning in fiscal 2009 for financial assets and financial liabilities and fiscal 2010 for nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS No. 157 for financial assets and financial liabilities in fiscal 2009 (see Note 16). The Company is currently evaluating the impact SFAS No. 157 will have on nonfinancial assets and nonfinancial liabilities.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which expands the fair value disclosures required for all financial instruments within the scope of SFAS Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods for publicly traded entities. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. FSP No. 107-1 and APB 28-1 is effective for ARAMARK beginning in the third quarter of fiscal 2009. The Company is currently evaluating the disclosures under this FSP.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.“ This FSP amends SFAS Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,“ to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP is effective for ARAMARK beginning in fiscal 2010. The Company is currently evaluating this pronouncement.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which will significantly change the accounting for business combinations. SFAS 141R will impact financial statement both on the acquisition date and in subsequent periods. Under SFAS 141R, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement periods impact income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is effective for ARAMARK for business combinations finalized beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other matters, it also requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated statement of income. SFAS No. 160 is effective for ARAMARK beginning in fiscal 2010. The Company is currently evaluating this pronouncement.

(15)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $88.9 million at April 3, 2009 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at April 3, 2009.

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

On October 3, 2008, the Company and a subsidiary were served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. On March 6, 2009, in response to motions by all defendants, the Court dismissed this action with prejudice. On April 3, 2009, Relator filed notice of an appeal to the United States Court of Appeals for the Third Circuit, which appeal is still pending. The Company intends to continue to vigorously defend against these claims.

(16)	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157, “Fair Value Measurements,“ for financial assets and financial liabilities. The cumulative effect of adoption resulted in a reduction to “Accumulated other comprehensive loss” of approximately $7.5 million, net of tax, related to considering both the Company’s and the counterparties’ credit risk in the fair value measurement of our interest rate swaps. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At April 3, 2009, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	April 3, 2009	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Undivided retained interest in trade receivables sold under the Company’s Receivable Facility	$236,828	$—	$—	$236,828

	April 3, 2009	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest rate swap agreements	$237,302	$—	$237,302	$—
Cross currency swap agreements	8,062	—	8,062	—
Natural gas hedge agreements	3,188	—	3,188	—
Gasoline and diesel fuel hedge agreements	10,415	—	10,415	—
Foreign currency forward exchange contracts	258	—	258	—

Total liabilities measured at fair value on a recurring basis	$259,225	$—	$259,225	$—

Common Stock Subject to Repurchase	$180,328	$—	$—	$180,328

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for the six months ended April 3, 2009 (in thousands):

	Undivided retained interest in trade receivables	Common Stock Subject to Repurchase
Balance at October 3, 2008	$296,200	$229,628
Net realized gains/(losses) included in earnings	(2,257)	—
Net purchases, issuances and settlements	(57,115)	(10,745)
Change in fair market value of common stock of the Parent Company	—	(38,555)

Balance at April 3, 2009	$236,828	$180,328

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(17)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

April 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$42.9	$26.1	$38.5	$—	$107.5
Receivables	0.7	189.6	637.5	—	827.8
Inventories, at lower of cost or market	17.3	411.3	66.5	—	495.1
Prepayments and other current assets	90.8	117.2	5.0	—	213.0

Total current assets	151.7	744.2	747.5	—	1,643.4

Property and Equipment, net	42.8	929.1	205.9	—	1,177.8
Goodwill	173.1	3,899.4	410.9	—	4,483.4
Investment in and Advances to Subsidiaries	6,935.9	205.0	242.5	(7,383.4)	—
Other Intangible Assets	74.9	1,820.1	236.0	—	2,131.0
Other Assets	114.4	417.9	272.0	(2.0)	802.3

	$7,492.8	$8,015.7	$2,114.8	$(7,385.4)	$10,237.9

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.3	$11.7	$23.6	$—	$37.6
Accounts payable	118.5	262.1	227.7	—	608.3
Accrued expenses and other liabilities	248.0	569.4	149.6	—	967.0

Total current liabilities	368.8	843.2	400.9	—	1,612.9

Long-Term Borrowings	5,221.4	41.5	552.1	—	5,815.0
Deferred Income Taxes and Other Noncurrent Liabilities	413.3	810.8	96.6	—	1,320.7
Intercompany Payable	—	6,169.0	937.0	(7,106.0)	—
Common Stock Subject to Repurchase	180.3	—	—	—	180.3
Shareholder’s Equity	1,309.0	151.2	128.2	(279.4)	1,309.0

	$7,492.8	$8,015.7	$2,114.8	$(7,385.4)	$10,237.9

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended April 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$245.5	$1,989.4	$794.4	$—	$3,029.3

Costs and Expenses:
Cost of services provided	230.4	1,819.8	732.0	—	2,782.2
Depreciation and amortization	5.3	98.9	19.4	—	123.6
Selling and general corporate expenses	21.9	25.1	5.0	—	52.0
Interest and other financing costs	109.6	0.3	9.4	—	119.3
Expense allocation	(124.5)	122.1	2.4	—	—

	242.7	2,066.2	768.2	—	3,077.1

Income (Loss) before income taxes	2.8	(76.8)	26.2	—	(47.8)
Provision (Benefit) for Income Taxes	(6.0)	(22.4)	6.0	—	(22.4)
Equity in Net Income of Subsidiaries	(34.2)	—	—	34.2	—

Net income (loss)	$(25.4)	$(54.4)	$20.2	$34.2	$(25.4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the six months ended April 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$499.6	$4,079.5	$1,624.2	$—	$6,203.3

Costs and Expenses:
Cost of services provided	471.1	3,676.3	1,498.1	—	5,645.5
Depreciation and amortization	11.6	194.1	41.9	—	247.6
Selling and general corporate expenses	42.4	50.5	10.3	—	103.2
Interest and other financing costs	221.0	0.9	22.5	—	244.4
Expense allocation	(227.6)	220.3	7.3	—	—

	518.5	4,142.1	1,580.1	—	6,240.7

Income (Loss) before income taxes	(18.9)	(62.6)	44.1	—	(37.4)
Provision (Benefit) for Income Taxes	(10.2)	(20.3)	10.3	—	(20.2)
Equity in Net Income of Subsidiaries	(8.5)	—	—	8.5	—

Net income (loss)	$(17.2)	$(42.3)	$33.8	$8.5	$(17.2)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended April 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11.0	$23.7	$105.4	$(3.9)	$136.2

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(2.4)	(118.3)	(45.7)	—	(166.4)
Disposals of property and equipment	0.6	13.8	2.0	—	16.4
Acquisitions of businesses, net of cash acquired	—	(5.3)	(44.0)	—	(49.3)
Other investing activities	(1.4)	4.5	1.1	—	4.2

Net cash used in investing activities	(3.2)	(105.3)	(86.6)	—	(195.1)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	—	52.7	—	52.7
Payment of long-term borrowings	(1.1)	(7.4)	(16.5)	—	(25.0)
Proceeds from issuance of common stock	4.6	—	—	—	4.6
Repurchase of stock	(14.9)	—	—	—	(14.9)
Other financing activities	0.1	—	—	—	0.1
Change in intercompany, net	(32.0)	83.4	(55.3)	3.9	—

Net cash provided by (used in) financing activities	(43.3)	76.0	(19.1)	3.9	17.5

Decrease in cash and cash equivalents	(35.5)	(5.6)	(0.3)	—	(41.4)
Cash and cash equivalents, beginning of period	78.4	31.7	38.8	—	148.9

Cash and cash equivalents, end of period	$42.9	$26.1	$38.5	$—	$107.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended March 28, 2008

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7.1)	$9.1	$59.4	$33.2	$94.6

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(7.0)	(99.4)	(41.0)	—	(147.4)
Disposals of property and equipment	0.2	3.6	3.5	—	7.3
Acquisitions of businesses, net of cash acquired	—	(8.6)	(7.1)	—	(15.7)
Other investing activities	0.3	(4.8)	1.0	—	(3.5)

Net cash used in investing activities	(6.5)	(109.2)	(43.6)	—	(159.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	39.6	—	26.3	—	65.9
Payment of long-term borrowings	(0.9)	(3.0)	(11.0)	—	(14.9)
Proceeds from issuance of common stock	3.6	—	—	—	3.6
Repurchase of stock	(4.0)	—	—	—	(4.0)
Other financing activities	3.2	—	—	—	3.2
Change in intercompany, net	(51.9)	103.5	(18.4)	(33.2)	—

Net cash provided by (used in) financing activities	(10.4)	100.5	(3.1)	(33.2)	53.8

Increase (Decrease) in cash and cash equivalents	(24.0)	0.4	12.7	—	(10.9)
Cash and cash equivalents, beginning of period	34.4	28.5	20.7	—	83.6

Cash and cash equivalents, end of period	$10.4	$28.9	$33.4	$—	$72.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three and six months ended April 3, 2009 and March 28, 2008 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008.

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

Asset Impairment Determinations

As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and tradename are no longer amortized. Under this accounting standard, goodwill and tradename are subject to an impairment test that we conduct at least annually, using a discounted cash flow technique. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

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

Allowance for Doubtful Accounts

We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, management analyzes the creditworthiness of specific customers and the aging of customer balances. Management also considers general and specific industry economic conditions, industry concentrations, such as exposure to small and medium-sized businesses, the non-profit healthcare sector and the automotive, airline and financial services industries, and contractual rights and obligations.

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

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. In fiscal 2008, the Company applied an estimated annual effective tax rate to the interim period income (loss) before income taxes to derive the provision (benefit) for income taxes for each quarter. FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” allows an alternative method when, in certain situations, the actual interim period effective tax rate may be used if it provides the best estimate of the annual effective tax rate. The Company applied this alternative method and computed the discrete benefit for income taxes for interim periods in fiscal 2009 based on actual year-to-date results.

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

Fair Value of Financial Assets and Financial Liabilities

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157, “Fair Value Measurements,“ for financial assets and financial liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

We disclosed the fair values of our financial instruments in Note 16 of our condensed consolidated financial statements. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our undivided retained interest in trade receivables and common stock subject to repurchase are derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

The following tables present our sales and operating income (loss), and related percentages, attributable to each operating segment, for the three and six months ended April 3, 2009 and March 28, 2008 (dollars in millions).

	Three Months Ended				Six Months Ended
	April 3, 2009		March 28, 2008		April 3, 2009		March 28, 2008
Sales by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$2,070.1	68%	$2,085.0	66%	$4,212.8	68%	$4,330.3	66%
Food and Support Services – International	560.3	19%	661.3	21%	1,161.8	19%	1,319.6	20%
Uniform and Career Apparel	398.9	13%	426.9	13%	828.7	13%	873.9	14%

	$3,029.3	100%	$3,173.2	100%	$6,203.3	100%	$6,523.8	100%

	Three Months Ended				Six Months Ended
	April 3, 2009		March 28, 2008		April 3, 2009		March 28, 2008
Operating Income (Loss) by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$84.4	118%	$74.6	70%	$189.0	91%	$196.4	72%
Food and Support Services – International	19.6	27%	21.1	20%	39.2	19%	46.1	17%
Uniform and Career Apparel	(13.8)	-19%	28.0	26%	15.9	8%	62.8	23%

	90.2	126%	123.7	116%	244.1	118%	305.3	112%
Corporate	(18.8)	-26%	(16.8)	-16%	(37.1)	-18%	(32.9)	-12%

	$71.4	100%	$106.9	100%	$207.0	100%	$272.4	100%

Consolidated Overview

Sales of $3.0 billion for the fiscal 2009 second quarter and $6.2 billion for the six month period represented a decrease of 5% over both the prior year periods. This decrease is primarily attributable to the impact of foreign currency translation (approximately -5%) in the three and six month periods.

Operating income was $71.4 million for the fiscal 2009 second quarter compared to $106.9 million for the prior year period. The decline in operating income in the second quarter of fiscal 2009 was caused by the negative impact of foreign currency translation (approximately -7%) and a charge of approximately $34.2 million recorded during the second quarter of fiscal 2009 related to the repositioning of our Uniform and Career Apparel segment (see Note 12), which more than offset our cost mitigation and cost control efforts throughout the Company and the positive impact from additional service days in the quarter. Operating income was $207.0 million for the six month period of fiscal 2009 compared to $272.4 million for the prior year period. The decline in operating income in the six month period of fiscal 2009 was caused by the negative impact of foreign currency translation (approximately -5%) and the approximately $34.2 million charge recorded during the second quarter of fiscal 2009 related to the repositioning of our Uniform and Career Apparel segment that more than offset our cost mitigation and cost control efforts throughout the Company.

Interest and other financing costs, net, for the three and six months of fiscal 2009 decreased approximately $10.2 million and $14.0 million from the prior year periods, respectively, primarily due to lower interest rates. The effective tax rate for the second quarter and six months of fiscal 2009 was 46.9% and 54.0%, respectively. The effective tax rate for the second quarter and six months of fiscal 2008 was 26.2% and 32.5%, respectively. The Company calculated the benefit for income taxes for the second quarter and six months of fiscal 2009 based on actual year-to-date results. The Company applied an estimated annual effective tax rate to the year-to-date income (loss) before income taxes to derive the provision (benefit) for income taxes for the second quarter and six months of fiscal 2008. We anticipate that our effective tax rate may be volatile in future periods due to the effect that tax credits and other items have on our reduced pretax income as a result of the Transaction.

Net income (loss) for the three and six months of fiscal 2009 was ($25.4) million and ($17.2) million, compared to ($16.6) million and $9.5 million in the prior year periods, respectively.

Segment Results

The following tables present a fiscal 2009/2008 comparison of segment sales and operating income (loss) together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Six Months Ended
Sales by Segment	April 3, 2009	March 28, 2008	Change		April 3, 2009	March 28, 2008	Change
			$	%			$	%
Food and Support Services – North America	$2,070.1	$2,085.0	$(14.9)	-1%	$4,212.8	$4,330.3	$(117.5)	-3%
Food and Support Services – International	560.3	661.3	(101.0)	-15%	1,161.8	1,319.6	(157.8)	-12%
Uniform and Career Apparel	398.9	426.9	(28.0)	-7%	828.7	873.9	(45.2)	-5%

	$3,029.3	$3,173.2	$(143.9)	-5%	$6,203.3	$6,523.8	$(320.5)	-5%

	Three Months Ended				Six Months Ended
	April 3, 2009	March 28, 2008	Change		April 3, 2009	March 28, 2008	Change
Operating Income (Loss) by Segment			$	%			$	%
Food and Support Services – North America	$84.4	$74.6	$9.8	13%	$189.0	$196.4	$(7.4)	-4%
Food and Support Services – International	19.6	21.1	(1.5)	-7%	39.2	46.1	(6.9)	-15%
Uniform and Career Apparel	(13.8)	28.0	(41.8)	-149%	15.9	62.8	(46.9)	-75%
Corporate	(18.8)	(16.8)	(2.0)	12%	(37.1)	(32.9)	(4.2)	13%

	$71.4	$106.9	$(35.5)	-33%	$207.0	$272.4	$(65.4)	-24%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for the three and six month periods of fiscal 2009 decreased 1% and 3% over the prior year periods, respectively, with growth in Higher Education being more than offset by declines in the Business & Industry and Sports & Entertainment sectors, as well as the negative impact of foreign currency translation (approximately -2% in both periods). The Business & Industry sector had a mid-single digit sales decline for the three and six month periods of 2009, with higher sales in Facility Services and our remote services business in Canada as well as the impact of several small acquisitions in our Refreshment Services business being offset by a decline in business food services and Refreshment Services due to lower populations and reduced discretionary spending across our account portfolio. The Education sector had high-single digit sales growth for the second quarter and low-single digit sales growth for the six month period of 2009, with base business growth in our Higher Education food business offset somewhat by the impact of prior year lost business in K-12. The sector did benefit somewhat in the second quarter from additional service days. In our Healthcare sector, we realized a low-single digit sales decline for the three and six month periods of 2009, with base business growth being offset by the impact from certain lost business in the prior year as well as the weakness of the Canadian dollar. Our Sports & Entertainment sector had a mid-teens sales decline for the second quarter and low-double digit sales decline for the six month period of 2009, reflecting particular weakness in both our Convention Centers and Parks businesses, in addition to some softness in Arenas due to lower attendance at NBA and NHL events.

Operating income in the Food and Support Services—North America segment was $84.4 million for the second quarter of fiscal 2009 compared to $74.6 million in the prior year period, led in particular by the effect of increased profit performance in the Education and Healthcare sectors driven by base business growth and effective control of costs. In addition, segment results did benefit somewhat from additional service days in the quarter, while being negatively affected by currency translation related to the Canadian dollar. Our cost mitigation and cost control efforts across the segment had a positive impact and contributed to the segment’s margin performance in the quarter. Operating income in the Food and Support Services—North America segment was $189.0 million for the six month period of fiscal 2009 compared to $196.4 million in the prior year period, with increased profit performance in the Education and Healthcare sectors being more than offset by the negative effect of currency translation related to the Canadian dollar.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the second quarter of fiscal 2009 were $560.3 million, a decrease of 15% compared to the prior year period as a result of foreign currency translation (approximately -20%). The impact of foreign currency translation was partially offset by the addition of new contracts in the U.K., Chile and Spain as well as the timing of the Easter holiday, which fell during the fiscal second quarter in 2008. For the six month period of fiscal 2009, sales decreased 12% to $1.2 billion compared to the prior year period as a result of foreign currency translation (approximately -19%). The impact of foreign currency translation was partially offset by an increase in base and net new business growth, primarily in the U.K., Chile, Spain, Germany and Belgium.

Operating income for the second quarter of fiscal 2009 was $19.6 million, down 7% from the prior year quarter, as currency translation negatively impacted the quarter by approximately 20%. The results in the quarter benefited from additional service days primarily due to the timing of the Easter holiday. For the six month period of fiscal 2009, operating income was $39.2 million, down 15% over the prior year period due to the negative impact of foreign currency translation (approximately -15%).

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, second quarter sales of $398.9 million were down 7% from the prior year period, as our uniform rental business declined slightly and our direct marketing business experienced a double-digit sales decline. Excluding the impact of acquisitions, sales during the second quarter were also down 7%, with the rental business down slightly. For the six month period of fiscal 2009, sales were $828.7 million, down 5% from the prior year period, with our uniform rental business flat. Excluding the impact of acquisitions, sales during the six month period were down in the mid-single digits, with the rental business down slightly.

Operating income (loss) for the second quarter of fiscal 2009 was ($13.8) million compared to $28.0 million in the prior year period. For the six month period of fiscal 2009, operating income was $15.9 million compared to $62.8 million in the prior year period. During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company will be exiting a portion of its direct marketing business by the end of the first quarter of fiscal 2010 and migrating its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company is reducing its headcount in all the businesses in this segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 related to severance and other related costs, inventory write-downs and other asset write-downs, which is included in “Cost of services provided” in the Condensed Consolidated Statements of Operations. The Company expects to incur additional costs of approximately $4.0 million in association with these repositioning efforts over the next four fiscal quarters as the relocation of the WearGuard distribution and operations functions are completed.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $18.8 million and $37.1 million for the three and six month periods of fiscal 2009, compared to $16.8 million and $32.9 million for the prior year periods, respectively, reflecting higher share-based compensation expense partially offset by reduced staff spending.

OUTLOOK

We anticipate that the current economic environment, including reduced consumer and client spending, reduced headcount at our clients, an increase in bankruptcies and companies going out of business and the variability of food and fuel costs, will likely continue to have an impact on our operations, particularly at our business, sports and entertainment and uniform client locations. In response to the lower levels of demand across our more economically sensitive food and facility services businesses, our teams will continue to pursue both revenue enhancements and appropriate cost controls. Our uniform rental team is focused on managing the business through this environment with a particular focus on appropriately reducing the cost structure, while maintaining high levels of customer service and continued efforts to acquire new customers. The repositioning of our Uniform and Career Apparel segment should enable us to operate more efficiently while allowing us to continue to provide our uniform customers with a broad set of both rental and direct sale options. Finally, as we experienced in the first half of fiscal 2009, to the extent the U.S. dollar strengthens against other currencies, it could continue to negatively affect the reported results for our international operations.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities was $136.3 million in the fiscal 2009 six month period compared to $94.7 million in the comparable six month period of fiscal 2008. The principal components (in millions) of the net change of $41.6 million were:

• Decrease in the total of net income and noncash charges	$(51.7)
• Decrease in accounts receivable sale proceeds	(26.4)
• Reduced working capital requirements	103.5
• Other, net	16.2

$41.6

The decrease in the total of net income and noncash charges results mainly from the lower operating results of the Company, as discussed above. The accounts receivable proceeds decreased as a result of the timing of funding under the facility in fiscal 2009 and fiscal 2008. As expected and consistent with historical patterns, working capital was a use of cash for us during the first half of our fiscal year. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $156.8 million), primarily due to lower sales and improved collections in fiscal 2009, and Inventory (approximately $41.9 million), primarily due to the inventory reserves established in the Uniform and Career Apparel segment repositioning and other Company-wide inventory control measures, offset by the timing of disbursements from Accounts Payable (approximately $58.5 million) and Accrued Expenses (approximately $28.9 million) as compared to the prior year, primarily due to the timing of interest payments at the end of the current quarter. The “Other, net” caption increased primarily due to increases in certain noncurrent liabilities (retirement plans and insurance).

While the global capital markets are experiencing historic adverse conditions, management continues to believe that the Company’s cash and cash equivalents, cash flows provided by operating activities and the unused committed credit availability under our senior secured revolving credit facility (approximately $518.0 million and $531.3 million at May 1, 2009 and April 3, 2009, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt repayments and other cash needs. While we believe we enjoy a strong liquidity position overall, the Company will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the Food and Support Services operating income in North America comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets and cannot predict with any certainty the impact on the Company of further disruption in these markets.

As of April 3, 2009, there was approximately $461.9 million outstanding in foreign currency borrowings. The Company entered into $200 million of interest rate swap agreements during fiscal 2009, which were effective January 1, 2009. These swaps have been designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings. Subsequent to April 3, 2009, the Company entered into $500 million of interest rate swap agreements that are effective in fiscal 2010. These swaps have been designated as cash flow hedging instruments and fix the rate on a like amount of variable rate borrowings.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of April 3, 2009, we are in compliance with these covenants.

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

EBITDA is defined as net income (loss) plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our senior secured credit agreement and the indenture. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

(in millions)	Three Months Ended April 3, 2009	Three Months Ended January 2, 2009	Three Months Ended October 3, 2008	Three Months Ended June 27, 2008	Twelve Months Ended April 3, 2009
Net income (loss)	$(25.4)	$8.2	$33.6	$(3.6)	$12.8
Interest and other financing costs, net	119.2	125.2	132.4	123.9	500.7
Provision (benefit) for income taxes	(22.4)	2.2	8.9	(1.4)	(12.7)
Depreciation and amortization	123.6	124.0	134.9	126.1	508.6

EBITDA	195.0	259.6	309.8	245.0	1,009.4
Stock-based compensation expense (1)	9.6	9.8	(10.3)	5.6	14.7
Unusual or non-recurring losses (2)	34.2	—	—	—	34.2
Pro forma EBITDA for equity method investees (3)	8.0	6.0	2.8	4.2	21.0
Pro forma EBITDA for certain transactions (4)	—	0.4	1.3	1.7	3.4
Other (5)	3.7	(0.4)	0.2	0.6	4.1

Adjusted EBITDA	$250.5	$275.4	$303.8	$257.1	$1,086.8

(1)	Represents share-based compensation expense resulting from the application of SFAS No. 123R for stock options and deferred stock unit awards (see Note 9 to the condensed consolidated financial statements).

(2)	Represents the charge for the repositioning of the Uniform and Career Apparel segment (see Note 12 to the condensed consolidated financial statements).

(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.

(4)	Represents the annualizing of estimated EBITDA from acquisitions made during the period.

(5)	Other includes certain other miscellaneous items.

Our covenant requirements and actual ratios for the twelve months ended April 3, 2009 are as follows:

	Covenant Requirements		Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.50	x	3.65	x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00	x	2.26	x

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

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of April 3, 2009 was $180.3 million, which is based on approximately 14.4 million shares of common stock of the Parent Company valued at $12.53 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

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

The Company has retained an undivided interest in the transferred receivables of approximately $236.8 million and $296.2 million at April 3, 2009 and October 3, 2008, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both April 3, 2009 and October 3, 2008. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At April 3, 2009 and October 3, 2008, $238.2 million and $250.0 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the six months ended April 3, 2009 and March 28, 2008, ARAMARK Receivables, LLC sold an undivided interest in approximately $1.5 billion of trade account receivables in both periods and remitted to bank conduits, pursuant to the servicing agreement, approximately $1.5 billion in collections on trade account receivables previously sold in both periods. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $3.4 million and $6.9 million for the six months ended April 3, 2009 and March 28, 2008, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

The Company’s business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements. The Company is self-insured for a portion of the risk retained under its general liability and workers’ compensation arrangements. Self-insurance reserves are recorded based on actuarial analyses.

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

On October 3, 2008, the Company and a subsidiary were served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. On March 6, 2009, in response to motions by all defendants, the Court dismissed this action with prejudice. On April 3, 2009, Relator filed notice of an appeal to the United States Court of Appeals for the Third Circuit, which appeal is still pending. The Company intends to continue to vigorously defend against these claims.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 14 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including increased food costs, labor-related, energy or product sourcing and distribution costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of further unionization of our workforce; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; a decline in attendance at client facilities; the unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters on our sales and operating results; the risk that clients have or may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws, human health and safety laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; a determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; our competitor’s activities or announced planned activities; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if we are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; our potential inability to repurchase our notes upon a change of control; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Results of Operations and Financial Condition” sections and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of April 3, 2009 has not materially changed from October 3, 2008 (See Item 7A of our Annual Report on Form 10-K for the year ended October 3, 2008). During the six months ended April 3, 2009, the Company entered into $200 million of interest rate swap agreements, which are designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings. Subsequent to April 3, 2009, the Company entered into $500 million of interest rate swap agreements, which are designated as cash flow hedging instruments and fix the rate on a like amount of variable rate borrowings. See Note 7 of the condensed consolidated financial statements for a discussion of the Company’s derivative instruments.

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

See Part 1, Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition- Legal Proceedings” for a description of the Company’s legal proceedings.

ITEM 5.	OTHER INFORMATION

On May 12, 2009, the Company entered into a Letter Agreement (the “Agreement”) with Bart J. Colli, the Company’s Executive Vice President, General Counsel and Secretary, who will retire on May 15, 2009, pursuant to which Mr. Colli will provide consulting services to the Company until May 16, 2010 (the “Consulting Period”) and will receive $500,000 for that year unless the Company terminates him for cause or he terminates for any reason. Mr. Colli will also be provided continued health insurance coverage under the terms of the Company’s welfare benefits program for executive officers of the Company until he and his wife attain the age of 65, a portion of the premiums for which will be reimbursed by the Company and a portion of which will be paid by Mr. Colli.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Letter agreement dated May 12, 2009 between ARAMARK Corporation and Bart J. Colli.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

May 13, 2009	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller
and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Letter agreement dated May 12, 2009 between ARAMARK Corporation and Bart J. Colli.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.