Form 10-Q
period 2009-07-03
ARAMARK CORP
filed 2009-08-11
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 3, 2009

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

Common stock outstanding at July 31, 2009: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	July 3, 2009	October 3, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$167,837	$148,919
Receivables	778,439	949,638
Inventories, at lower of cost or market	474,955	535,746
Prepayments and other current assets	235,632	164,017

Total current assets	1,656,863	1,798,320

Property and Equipment, net	1,172,417	1,223,096
Goodwill	4,506,077	4,512,133
Other Intangible Assets	2,101,275	2,215,321
Other Assets	837,027	774,533

	$10,273,659	$10,523,403

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Current maturities of long-term borrowings	$38,209	$54,677
Accounts payable	578,608	747,887
Accrued expenses and other current liabilities	940,699	1,009,080

Total current liabilities	1,557,516	1,811,644

Long-Term Borrowings	5,846,622	5,804,880
Deferred Income Taxes and Other Noncurrent Liabilities	1,346,337	1,337,472
Common Stock Subject to Repurchase	180,357	229,628
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,446,070	1,391,550
Earnings retained for use in the business	32,177	55,519
Accumulated other comprehensive loss	(135,420)	(107,290)

Total shareholder’s equity	1,342,827	1,339,779

	$10,273,659	$10,523,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended July 3, 2009	Three Months Ended June 27, 2008
Sales	$3,022,067	$3,380,078

Costs and Expenses:
Cost of services provided	2,754,385	3,087,803
Depreciation and amortization	127,965	126,089
Selling and general corporate expenses	40,213	47,265

	2,922,563	3,261,157

Operating income	99,504	118,921
Interest and Other Financing Costs, net	119,432	123,940

Loss before income taxes	(19,928)	(5,019)
Benefit for Income Taxes	(13,769)	(1,380)

Net loss	$(6,159)	$(3,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Nine Months Ended July 3, 2009	Nine Months Ended June 27, 2008
Sales	$9,225,325	$9,903,875

Costs and Expenses:
Cost of services provided	8,399,872	8,994,706
Depreciation and amortization	375,548	374,183
Selling and general corporate expenses	143,376	143,625

	8,918,796	9,512,514

Operating income	306,529	391,361
Interest and Other Financing Costs, net	363,843	382,342

Income (Loss) before income taxes	(57,314)	9,019
Provision (Benefit) for Income Taxes	(33,972)	3,183

Net income (loss)	$(23,342)	$5,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended July 3, 2009	Nine Months Ended June 27, 2008
Cash flows from operating activities:
Net income (loss)	$(23,342)	$5,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	375,548	374,183
Income taxes deferred	(29,304)	(8,282)
Share-based compensation expense	22,348	22,146
Changes in noncash working capital	(2,541)	(178,002)
Net change in proceeds from sale of receivables	(17,120)	17,000
Other operating activities	65,169	13,927

Net cash provided by operating activities	390,758	246,808

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(267,269)	(228,403)
Disposals of property and equipment	20,275	10,145
Acquisition of certain businesses, net of cash acquired	(135,314)	(34,358)
Other investing activities	934	(2,615)

Net cash used in investing activities	(381,374)	(255,231)

Cash flows from financing activities:
Proceeds from long-term borrowings	56,400	32,616
Payment of long-term borrowings	(33,110)	(23,653)
Proceeds from issuance of common stock	6,506	5,093
Repurchase of stock	(20,333)	(8,729)
Other financing activities	71	4,156

Net cash provided by financing activities	9,534	9,483

Increase in cash and cash equivalents	18,918	1,060
Cash and cash equivalents, beginning of period	148,919	83,638

Cash and cash equivalents, end of period	$167,837	$84,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 207.5 million issued and approximately 204.6 million outstanding as of July 3, 2009.

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

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008. The condensed consolidated balance sheet as of October 3, 2008 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which, other than the effects of the Transaction, include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.

The Company has evaluated the impact of subsequent events from July 4, 2009 through August 11, 2009, the date the condensed consolidated financial statements herein were issued.

Certain immaterial corrections have been made to the Condensed Consolidated Balance Sheet and Comprehensive Income (Loss) as of June 27, 2008 related to the currency effects of purchase accounting (See Note 5).

The Company calculated the benefit for income taxes for the third quarter and nine months of fiscal 2009 based on actual year-to-date results. During the third quarter of fiscal 2009, the Company recorded a tax benefit of $4.2 million on cash distributions received from our 50% ownership interest in AIM Services Co., Ltd. The benefit is attributable to the recovery of foreign taxes paid by AIM Services, Co., Ltd. in excess of the U.S. statutory rate. The Company applied an estimated annual effective tax rate to the year-to-date income (loss) before income taxes to derive the provision (benefit) for income taxes for the third quarter and nine months of fiscal 2008.

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

During the second quarter of fiscal 2009, the Company paid approximately $24.5 million towards the acquisition of the remaining 20% of its Chilean subsidiary. The Company’s pro forma results of operations for the first nine months of fiscal 2009 and 2008 would not have been materially different than reported, assuming the acquisition had occurred at the beginning of the respective fiscal periods.

During the third quarter of fiscal 2009, the Company paid $85.0 million as additional consideration related to the fiscal 2006 acquisition of an online catering company per the terms of the acquisition agreement which was accrued as part of the purchase price allocation for the Transaction.

(4)	SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER:

The Company made interest payments of approximately $304.6 million and $271.9 million and income tax payments of approximately $34.6 million and $52.9 million during the nine months ended July 3, 2009 and June 27, 2008, respectively.

Pension expense related to defined benefit plans for the nine months ended July 3, 2009 and June 27, 2008 was approximately $5.6 million and $5.4 million, respectively.

(5)	COMPREHENSIVE INCOME (LOSS):

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income (loss) for the three and nine months ended July 3, 2009 was approximately $36.2 million and ($51.5) million, respectively. For the three and nine months ended June 27, 2008, total comprehensive income (loss) was approximately $69.3 million and ($7.5) million, respectively. As of July 3, 2009 and October 3, 2008, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($10.5) million and ($11.3) million, respectively, foreign currency translation adjustment (net of tax) of approximately $18.6 million and $6.8 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($143.5) million and ($102.8) million, respectively.

Certain immaterial corrections have been made to the Condensed Consolidated Balance Sheet as of June 27, 2008 related to the currency effects of purchase accounting. The corrections resulted in increases in Goodwill of approximately $9.6 million, Other Intangible Assets of approximately $25.3 million, Other Assets of approximately $12.2 million and Deferred Income Taxes and Other Noncurrent Liabilities of approximately $13.1 million and a decrease in Accumulated Other Comprehensive Loss of approximately $34.0 million. Although there was no effect on net income (loss), comprehensive income (loss) of $63.6 million and ($20.6) million previously presented in the Form 10-Q for the three and nine months ended June 27, 2008, respectively, has been changed to comprehensive income (loss) of $69.3 million and ($7.5) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Changes in total goodwill during the nine months ended July 3, 2009 follow (in thousands):

Segment	October 3, 2008	Acquisitions	Translation	July 3, 2009
Food and Support Services—North America	$3,477,824	$1,053	$—	$3,478,877
Food and Support Services—International	438,124	5,767	(13,998)	429,893
Uniform and Career Apparel	596,185	1,122	—	597,307

	$4,512,133	$7,942	$(13,998)	$4,506,077

The amounts for fiscal 2009 acquisitions may be revised upon final determination of the purchase price allocation.

Other intangible assets consist of (in thousands):

	July 3, 2009			October 3, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,781,041	$(442,364)	$1,338,677	$1,757,818	$(305,961)	$1,451,857
Tradename	762,598	—	762,598	763,464	—	763,464

	$2,543,639	$(442,364)	$2,101,275	$2,521,282	$(305,961)	$2,215,321

Acquisition-related intangible assets consist of customer relationship assets and the ARAMARK tradename. Customer relationship assets are amortizable and are being amortized on a straight-line basis over the expected period of benefit, 2 to 15 years, with a weighted average life of approximately 11 years. The ARAMARK tradename is an indefinite lived intangible asset and is not amortizable.

Amortization of intangible assets for the nine months ended July 3, 2009 and June 27, 2008 was approximately $136.4 million and $135.6 million, respectively.

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

Cash Flow Hedges

The Company has entered into $4.28 billion, £75 million and ¥5 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. The Company entered into $700 million of these interest rate swap agreements during the nine months ended July 3, 2009, of which $500 million will be effective beginning in fiscal 2010. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of July 3, 2009 and October 3, 2008, approximately ($130.1) million and ($90.0) million of unrealized net losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the nine months ended July 3, 2009 and June 27, 2008 was immaterial.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During the nine months ended July 3, 2009 and June 27, 2008, approximately $7.1 million of net unrealized gain, net of tax, and ($2.0) million of net unrealized loss, net of tax, related to the swap were recorded in “Accumulated other comprehensive loss,” respectively. Approximately ($7.9) million and ($2.1) million were reclassified to offset net translation losses on the foreign currency denominated debt during the nine months ended July 3, 2009 and June 27, 2008, respectively. As of July 3, 2009 and October 3, 2008, unrealized losses of approximately ($8.6) million, net of tax, and ($7.8) million, net of tax, related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the nine months ended July 3, 2009 and June 27, 2008 was immaterial.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of July 3, 2009, the Company has contracts for approximately 813,000 MMBtu’s outstanding for fiscal 2009 and 2010 that are designated as cash flow hedging instruments. During the nine months ended July 3, 2009, the Company entered into contracts totaling approximately 478,000 MMBtu’s. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of July 3, 2009 and October 3, 2008, unrecognized net of tax losses of approximately ($1.2) million and ($1.7) million, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for the nine months ended July 3, 2009 and June 27, 2008.

The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. The Company has contracts for approximately 10.6 million gallons outstanding for fiscal 2009 and 2010 that are designated as cash flow hedging instruments. During the nine months ended July 3, 2009, the Company entered into contracts totaling approximately 9.5 million gallons. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of July 3, 2009 and October 3, 2008, an unrealized loss, net of tax, of approximately ($3.6) million and ($3.3) million was recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments during the nine months ended July 3, 2009 was immaterial.

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments under SFAS 133 on Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended July 3, 2009	Three Months Ended June 27, 2008
Interest rate swap agreements	$11,120	$68,085
Cross currency swap agreements	3,375	854
Natural gas hedge agreements	690	386
Gasoline and diesel fuel hedge agreements	2,696	1,495

	$17,881	$70,820

	Nine Months Ended July 3, 2009	Nine Months Ended June 27, 2008
Interest rate swap agreements	$(40,114)	$(35,883)
Cross currency swap agreements	(700)	(4,075)
Natural gas hedge agreements	381	679
Gasoline and diesel fuel hedge agreements	(276)	1,572

	$(40,709)	$(37,707)

Derivatives not Designated in Hedging Relationships

As of July 3, 2009, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €11.0 million and £11.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value of our derivatives designated and not designated as hedging instruments under SFAS 133 in our Condensed Consolidating Balance Sheets (in thousands):

	Balance Sheet Location	July 3, 2009	October 3, 2008
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Other Assets	$1,943	$589

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	—	926

Total derivatives		$1,943	$1,515

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$2,049	$2,679
Gasoline and diesel fuel hedge agreements	Accounts Payable	5,958	5,503
Interest rate swap agreements	Accrued Expenses	33,480	—
Interest rate swap agreements	Other Noncurrent Liabilities	187,424	153,383
Cross currency swap agreements	Other Noncurrent Liabilities	12,138	23,025

		241,049	184,590

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	318	—

Total derivatives		$241,367	$184,590

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for our derivatives designated as hedging instruments under SFAS 133 in our Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended July 3, 2009	Three Months Ended June 27, 2008
Interest rate swap agreements	Interest Expense	$34,480	$19,050
Cross currency swap agreements	Interest Expense	1,370	1,470
Natural gas hedge agreements	Cost of services provided	1,453	(190)
Gasoline and diesel fuel hedge agreements	Cost of services provided	4,130	(385)

		$41,433	$19,945

	Account	Nine Months Ended July 3, 2009	Nine Months Ended June 27, 2008
Interest rate swap agreements	Interest Expense	$78,078	$22,004
Cross currency swap agreements	Interest Expense	2,744	2,060
Natural gas hedge agreements	Cost of services provided	4,222	154
Gasoline and diesel fuel hedge agreements	Cost of services provided	9,601	(105)

		$94,645	$24,113

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments under SFAS 133 in our Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended July 3, 2009	Three Months Ended June 27, 2008
Foreign currency forward exchange contracts	Interest Expense	$347	$(270)

	Account	Nine Months Ended July 3, 2009	Nine Months Ended June 27, 2008
Foreign currency forward exchange contracts	Interest Expense	$535	$(263)

(8)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of July 3, 2009 and October 3, 2008 was $180.4 million and $229.6 million, which is based on approximately 14.0 million and 15.2 million shares of common stock of the Parent Company valued at $12.89 and $15.15 per share, respectively. The fair value of our common stock subject to repurchase is calculated using discounted cash flow techniques, comparable public company trading multiples and transaction multiples. During the nine months ended July 3, 2009 and June 27, 2008, approximately $23.7 million and $8.7 million of common stock of the Parent Company was repurchased, respectively. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

(9)	SHARE-BASED COMPENSATION:

During the three and nine months ended July 3, 2009, share-based compensation expense was approximately $3.0 million, before taxes of $1.2 million, and approximately $22.3 million, before taxes of $8.8 million, respectively. During the three and nine months ended June 27, 2008, share-based compensation expense was approximately $5.6 million, before taxes of $2.2 million, and approximately $22.1 million, before taxes of $8.6 million, respectively. For the nine months ended July 3, 2009 and June 27, 2008, the amount of excess tax benefits included in “Other financing activities” in the Condensed Consolidated Statements of Cash Flows was approximately $0.1 million and approximately $1.3 million, respectively.

Stock Options

Time-Based Options

The compensation cost charged to expense during the three and nine months ended July 3, 2009 for Time-Based Options was approximately $2.7 million and $8.2 million, respectively. The compensation cost charged to expense during the three and nine months ended June 27, 2008 for Time-Based Options was approximately $2.9 million and $8.2 million, respectively.

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

Nine Months Ended July 3, 2009
Expected volatility	35%
Expected dividend yield	0%
Expected life (in years)	4.10-5.80
Risk-free interest rate	1.62%

The weighted-average fair value of the Performance-Based Options modified on December 10, 2008 was $5.54 per option.

The compensation cost charged to expense during the three and nine months ended July 3, 2009 for Performance-Based Options was approximately $0.3 million and $13.7 million, respectively. The compensation cost charged to expense during the three and nine months ended June 27, 2008 for Performance-Based Options was approximately $2.6 million and $10.4 million, respectively. As of July 3, 2009, there was approximately $0.1 million of unrecognized compensation expense related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 0.23 years.

Nonvested Shares

The compensation cost charged to expense during the three and nine months ended July 3, 2009 for nonvested share awards was $0. The compensation cost charged to expense during the three and nine months ended June 27, 2008 for nonvested share awards was approximately $0 and $3.1 million, respectively.

Deferred Stock Units

The Company granted 31,920 deferred stock units during the nine months ended July 3, 2009. The compensation cost charged to expense during the three and nine months ended July 3, 2009 was approximately $0 and $0.4 million, respectively. The Company granted 27,850 deferred stock units during the nine months ended June 27, 2008. The compensation cost charged to expense during the three and nine months ended June 27, 2008 for deferred stock units was approximately $0.1 million and $0.4 million, respectively.

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

The Company has retained an undivided interest in the transferred receivables of approximately $148.4 million and $296.2 million at July 3, 2009 and October 3, 2008, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both July 3, 2009 and October 3, 2008. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At July 3, 2009 and October 3, 2008, $232.9 million and $250.0 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the nine months ended July 3, 2009 and June 27, 2008, ARAMARK Receivables, LLC sold an undivided interest in approximately $2.2 billion of trade account receivables in both periods and remitted to bank conduits, pursuant to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

servicing agreement, approximately $2.2 billion in collections on trade account receivables previously sold in both periods. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $4.3 million and $9.3 million for the nine months ended July 3, 2009 and June 27, 2008, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

(11)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $201.4 million and $190.7 million at July 3, 2009 and October 3, 2008, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended July 3, 2009	Nine Months Ended July 3, 2009
Sales	$366,834	$1,129,228
Gross profit	45,210	138,858
Net income	6,948	25,349

	Three Months Ended June 27, 2008	Nine Months Ended June 27, 2008
Sales	$365,603	$1,031,325
Gross profit	42,739	123,383
Net income	4,921	17,126

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization of allocated purchase consideration (see Note 2), was $2.6 million and $9.8 million for the three and nine months ended July 3, 2009, respectively. For the three and nine months ended June 27, 2008, ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization of allocated purchase consideration, was $1.7 million and $6.3 million, respectively. During the nine months ended July 3, 2009, the Company received $24.2 million of cash distributions from AIM Services Co., Ltd.

(12)	DEVELOPMENTS IN THE UNIFORM AND CAREER APPAREL SEGMENT

During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company will be exiting a portion of its direct marketing business directed at consumers and very small businesses by the end of the first quarter of fiscal 2010 and migrating its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company is reducing its headcount in all the businesses in the Uniform and Career Apparel segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 for severance and other related costs (approximately $8.5 million), inventory write-downs (approximately $18.5 million primarily as a result of the exit from a portion of its direct marketing business and approximately $2.2 million at other businesses within the segment in response to demand softness) and other asset write-downs (approximately $5.0 million, of which $2.0 million related to additional reserves for receivables and $3.0 million related to facility and equipment write-downs), which is included in “Cost of services provided” in the Condensed Consolidated Statements of Operations. The Company expects to incur additional costs of approximately $2.5 million in association with the repositioning efforts over the next three fiscal quarters as the relocation of the WearGuard distribution and operations functions are completed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	BUSINESS SEGMENTS:

Sales and operating income by reportable segment follow (in thousands):

Sales	Three Months Ended July 3, 2009	Three Months Ended June 27, 2008
Food and Support Services—North America	$2,057,553	$2,219,849
Food and Support Services—International	584,630	733,367
Uniform and Career Apparel	379,884	426,862

	$3,022,067	$3,380,078

Operating Income	Three Months Ended July 3, 2009	Three Months Ended June 27, 2008
Food and Support Services—North America	$61,953	$73,692
Food and Support Services—International	23,705	29,675
Uniform and Career Apparel	24,176	29,460

	109,834	132,827
Corporate	(10,330)	(13,906)

Operating Income	99,504	118,921
Interest, net	(119,432)	(123,940)

Loss Before Taxes	$(19,928)	$(5,019)

Sales	Nine Months Ended July 3, 2009	Nine Months Ended June 27, 2008
Food and Support Services—North America	$6,270,386	$6,550,152
Food and Support Services—International	1,746,376	2,052,969
Uniform and Career Apparel	1,208,563	1,300,754

	$9,225,325	$9,903,875

Operating Income	Nine Months Ended July 3, 2009	Nine Months Ended June 27, 2008
Food and Support Services—North America	$251,008	$270,123
Food and Support Services—International	62,933	75,740
Uniform and Career Apparel	40,057	92,286

	353,998	438,149
Corporate	(47,469)	(46,788)

Operating Income	306,529	391,361
Interest, net	(363,843)	(382,342)

Income (Loss) Before Taxes	$(57,314)	$9,019

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. In addition, the Company is reducing its headcount in all the businesses in the Uniform and Career Apparel segment. The Company recorded a charge of approximately $34.2 million related to these actions (see Note 12).

Corporate expenses include share-based compensation expense (see Note 9).

(14)	NEW ACCOUNTING PRONOUNCEMENTS:

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 in the third quarter of fiscal 2009 (see Note 1).

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which expands the fair value disclosures required for all financial instruments within the scope of SFAS Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods for publicly traded entities. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. The Company adopted FSP No. 107-1 and APB 28-1 in the third quarter of fiscal 2009 (see Note 16).

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. GAAP. SFAS No. 168 will affect the way the Company references U.S. GAAP in our consolidated financial statements. SFAS No. 168 is effective for ARAMARK beginning in the fourth quarter of fiscal 2009. The Company is currently evaluating this pronouncement.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which will significantly change the accounting for business combinations. SFAS 141R will impact financial statements both on the acquisition date and in subsequent periods. Under SFAS 141R, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement periods impact income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is effective for ARAMARK for business combinations finalized beginning in fiscal 2010.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for ARAMARK beginning in fiscal 2011. The Company is currently evaluating this pronouncement.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140,” which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, including the effects of the transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for ARAMARK beginning in fiscal 2011. The Company is currently evaluating this pronouncement.

(15)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $91.8 million at July 3, 2009 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at July 3, 2009.

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

On October 3, 2008, the Company and a subsidiary were served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. On March 6, 2009, in response to motions by all defendants, the Court dismissed this action with prejudice. On April 3, 2009, the Relator filed notice of an appeal to the United States Court of Appeals for the Third Circuit, which appeal is still pending. The Company intends to continue to vigorously defend against these claims.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt at July 3, 2009 and October 3, 2008 was $5,468.4 million and $5,050.8 million, respectively. The carrying value of the Company’s debt at July 3, 2009 and October 3, 2008 was $5,884.8 million and $5,859.6 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

At July 3, 2009, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	July 3, 2009	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Undivided retained interest in trade receivables sold under the Company’s Receivable Facility	$148,405	$—	$—	$148,405
Interest rate swap agreements	1,943	—	1,943	—

Total assets measured at fair value on a recurring basis	$150,348	$—	$1,943	$148,405

	July 3, 2009	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest rate swap agreements	$220,904	$—	$220,904	$—
Cross currency swap agreements	12,138	—	12,138	—
Natural gas hedge agreements	2,049	—	2,049	—
Gasoline and diesel fuel hedge agreements	5,958	—	5,958	—
Foreign currency forward exchange contracts	318	—	318	—

Total liabilities measured at fair value on a recurring basis	$241,367	$—	$241,367	$—

Common Stock Subject to Repurchase	$180,357	$—	$—	$180,357

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for the nine months ended July 3, 2009 (in thousands):

	Undivided retained interest in trade receivables	Common Stock Subject to Repurchase
Balance at October 3, 2008	$296,200	$229,628
Net realized gains/(losses) included in earnings	(3,676)	—
Net purchases, issuances and settlements	(144,119)	(15,754)
Change in fair market value of common stock of the Parent Company	—	(33,517)

Balance at July 3, 2009	$148,405	$180,357

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(17)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

July 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$105.2	$27.5	$35.1	$—	$167.8
Receivables	0.6	129.6	648.2	—	778.4
Inventories, at lower of cost or market	16.8	389.5	68.7	—	475.0
Prepayments and other current assets	100.3	118.0	17.3	—	235.6

Total current assets	222.9	664.6	769.3	—	1,656.8

Property and Equipment, net	39.9	917.1	215.4	—	1,172.4
Goodwill	173.2	3,899.3	433.6	—	4,506.1
Investment in and Advances to Subsidiaries	6,848.4	220.7	253.8	(7,322.9)	—
Other Intangible Assets	72.6	1,784.2	244.5	—	2,101.3
Other Assets	111.9	462.3	264.8	(2.0)	837.0

	$7,468.9	$7,948.2	$2,181.4	$(7,324.9)	$10,273.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$2.3	$13.3	$22.6	$—	$38.2
Accounts payable	101.7	238.9	238.1	—	578.7
Accrued expenses and other liabilities	193.2	584.0	163.4	—	940.6

Total current liabilities	297.2	836.2	424.1	—	1,557.5

Long-Term Borrowings	5,224.1	41.1	581.4	—	5,846.6
Deferred Income Taxes and Other Noncurrent Liabilities	424.4	818.5	103.4	—	1,346.3
Intercompany Payable	—	6,102.3	888.1	(6,990.4)	—
Common Stock Subject to Repurchase	180.4	—	—	—	180.4
Shareholder’s Equity	1,342.8	150.1	184.4	(334.5)	1,342.8

	$7,468.9	$7,948.2	$2,181.4	$(7,324.9)	$10,273.6

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended July 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$245.3	$1,972.1	$804.7	$—	$3,022.1

Costs and Expenses:
Cost of services provided	231.2	1,781.6	741.6	—	2,754.4
Depreciation and amortization	5.3	98.1	24.6	—	128.0
Selling and general corporate expenses	11.1	23.7	5.4	—	40.2
Interest and other financing costs	109.9	0.3	9.2	—	119.4
Expense allocation	(103.2)	96.8	6.4	—	—

	254.3	2,000.5	787.2	—	3,042.0

Income (Loss) before income taxes	(9.0)	(28.4)	17.5	—	(19.9)
Provision (Benefit) for Income Taxes	(6.3)	(12.3)	4.9	—	(13.7)
Equity in Net Loss of Subsidiaries	(3.5)	—	—	3.5	—

Net income (loss)	$(6.2)	$(16.1)	$12.6	$3.5	$(6.2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended July 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$744.9	$6,051.5	$2,428.9	$—	$9,225.3

Costs and Expenses:
Cost of services provided	702.3	5,457.8	2,239.7	—	8,399.8
Depreciation and amortization	16.9	292.2	66.5	—	375.6
Selling and general corporate expenses	53.5	74.2	15.7	—	143.4
Interest and other financing costs	330.9	1.2	31.7	—	363.8
Expense allocation	(330.8)	317.1	13.7	—	—

	772.8	6,142.5	2,367.3	—	9,282.6

Income (Loss) before income taxes	(27.9)	(91.0)	61.6	—	(57.3)
Provision (Benefit) for Income Taxes	(16.6)	(32.6)	15.2	—	(34.0)
Equity in Net Loss of Subsidiaries	(12.0)	—	—	12.0	—

Net income (loss)	$(23.3)	$(58.4)	$46.4	$12.0	$(23.3)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended July 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(29.1)	$251.6	$171.7	$(3.6)	$390.6

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(3.1)	(200.9)	(63.3)	—	(267.3)
Disposals of property and equipment	1.8	15.8	2.7	—	20.3
Acquisitions of businesses, net of cash acquired	—	(91.9)	(43.4)	—	(135.3)
Other investing activities	(0.7)	0.8	0.9	—	1.0

Net cash used in investing activities	(2.0)	(276.2)	(103.1)	—	(381.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	—	56.4	—	56.4
Payment of long-term borrowings	(1.7)	(12.0)	(19.4)	—	(33.1)
Proceeds from issuance of common stock	6.5	—	—	—	6.5
Repurchase of stock	(20.3)	—	—	—	(20.3)
Other financing activities	0.1	—	—	—	0.1
Change in intercompany, net	73.3	32.4	(109.3)	3.6	—

Net cash provided by (used in) financing activities	57.9	20.4	(72.3)	3.6	9.6

Increase (Decrease) in cash and cash equivalents	26.8	(4.2)	(3.7)	—	18.9
Cash and cash equivalents, beginning of period	78.4	31.7	38.8	—	148.9

Cash and cash equivalents, end of period	$105.2	$27.5	$35.1	$—	$167.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended June 27, 2008

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$35.9	$(45.2)	$184.5	$71.6	$246.8

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(8.2)	(161.6)	(58.6)	—	(228.4)
Disposals of property and equipment	0.8	5.1	4.3	—	10.2
Acquisitions of businesses, net of cash acquired	—	(26.5)	(7.9)	—	(34.4)
Other investing activities	0.7	(6.3)	3.0	—	(2.6)

Net cash used in investing activities	(6.7)	(189.3)	(59.2)	—	(255.2)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	12.0	—	20.6	—	32.6
Payment of long-term borrowings	(1.6)	(6.5)	(15.6)	—	(23.7)
Proceeds from issuance of common stock	1.2	—	—	—	1.2
Capital contributions	3.9	—	—	—	3.9
Repurchase of stock	(8.7)	—	—	—	(8.7)
Other financing activities	4.2	—	—	—	4.2
Change in intercompany, net	(64.2)	246.1	(110.3)	(71.6)	—

Net cash provided by (used in) financing activities	(53.2)	239.6	(105.3)	(71.6)	9.5

Increase (Decrease) in cash and cash equivalents	(24.0)	5.1	20.0	—	1.1

Cash and cash equivalents, beginning of period	34.4	28.5	20.7	—	83.6

Cash and cash equivalents, end of period	$10.4	$33.6	$40.7	$—	$84.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended July 3, 2009 and June 27, 2008 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008.

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

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. We are involved in legal proceedings under state, federal and local environmental laws in connection with operations of our Uniform and Career Apparel segment or businesses conducted by our predecessors or companies that we have acquired. The calculation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and creditworthiness of other responsible parties and insurers.

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

We disclosed the fair values of our financial instruments in Note 16 of our condensed consolidated financial statements. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our undivided retained interest in trade receivables and common stock subject to repurchase are derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages, attributable to each operating segment, for the three and nine months ended July 3, 2009 and June 27, 2008 (dollars in millions).

	Three Months Ended				Nine Months Ended
	July 3, 2009		June 27, 2008		July 3, 2009		June 27, 2008
Sales by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$2,057.6	68%	$2,219.8	66%	$6,270.4	68%	$6,550.1	66%
Food and Support Services – International	584.6	19%	733.4	22%	1,746.4	19%	2,053.0	21%
Uniform and Career Apparel	379.9	13%	426.9	12%	1,208.5	13%	1,300.8	13%

	$3,022.1	100%	$3,380.1	100%	$9,225.3	100%	$9,903.9	100%

	Three Months Ended				Nine Months Ended
	July 3, 2009		June 27, 2008		July 3, 2009		June 27, 2008
Operating Income by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$61.9	62%	$73.7	62%	$251.0	82%	$270.1	69%
Food and Support Services – International	23.7	24%	29.7	25%	62.9	21%	75.8	19%
Uniform and Career Apparel	24.2	24%	29.4	25%	40.1	13%	92.3	24%

	109.8	110%	132.8	112%	354.0	116%	438.2	112%
Corporate	(10.3)	-10%	(13.9)	-12%	(47.5)	-16%	(46.8)	-12%

	$99.5	100%	$118.9	100%	$306.5	100%	$391.4	100%

Consolidated Overview

Sales of $3.0 billion for the fiscal 2009 third quarter and $9.2 billion for the nine month period represented a decrease of 11% and 7%, respectively, over the prior year periods. The decrease for the third quarter of fiscal 2009 is attributable to the impact of foreign currency translation (approximately -4%), fewer service days in the quarter for the Education sector due to the timing of the Easter holiday compared to the prior year period, the continued deterioration in our Business & Industry and Sports & Entertainment sectors, which are highly correlated to employment levels and consumer discretionary spending, and continued softness in our uniform direct marketing business. The decrease for the nine month period is attributable to the impact of foreign currency translation (approximately -5%), the deterioration in our Business & Industry and Sports & Entertainment sectors and softness in our uniform direct marketing business.

Operating income was $99.5 million for the fiscal 2009 third quarter compared to $118.9 million for the prior year period. The decline in operating income in the third quarter of fiscal 2009 was caused by the negative impact of foreign currency translation (approximately -4%), fewer service days in the quarter for the Food and Support Services segments due to the timing of the Easter holiday and continued softness in our uniform direct marketing business. Operating income was $306.5 million for the nine month period of fiscal 2009 compared to $391.4 million for the prior year period. The decline in operating income in the nine month period of fiscal 2009 was caused by the negative impact of foreign currency translation (approximately -5%), the approximately $34.2 million charge recorded in the second quarter of fiscal 2009 related to the repositioning of our Uniform and Career Apparel segment and softness in our uniform direct marketing business that more than offset our cost mitigation and cost control efforts throughout the Company.

Interest and other financing costs, net, for the three and nine months of fiscal 2009 decreased approximately $4.5 million and $18.5 million from the prior year periods, respectively, primarily due to lower interest rates. The effective tax rate for the third quarter and nine months of fiscal 2009 was 69.1% and 59.3%, respectively. The effective tax rate for the third quarter and nine months of fiscal 2008 was 27.5% and 35.3%, respectively. The Company calculated the benefit for income taxes for the third quarter and nine months of fiscal 2009 based on actual year-to-date results, which includes a tax benefit of $4.2 million on cash distributions received from our 50% ownership interest in AIM Services Co., Ltd. The benefit is attributable to the recovery of foreign taxes paid by AIM Services, Co., Ltd. in excess of the U.S. statutory rate. The Company applied an estimated annual effective tax rate to the year-to-date income (loss) before income taxes to derive the provision (benefit) for income taxes for the third quarter and nine months of fiscal 2008. We anticipate that our effective tax rate may be volatile in future periods due to the effect that tax credits and other items have on our lower pretax income (loss) as a result of the Transaction.

Net income (loss) for the three and nine months of fiscal 2009 was ($6.2) million and ($23.3) million, compared to ($3.6) million and $5.8 million in the prior year periods, respectively.

Segment Results

The following tables present a fiscal 2009/2008 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Nine Months Ended
Sales by Segment	July 3, 2009	June 27, 2008	Change		July 3, 2009	June 27, 2008	Change
			$	%			$	%
Food and Support Services – North America	$2,057.6	$2,219.8	$(162.2)	-7%	$6,270.4	$6,550.1	$(279.7)	-4%
Food and Support Services – International	584.6	733.4	(148.8)	-20%	1,746.4	2,053.0	(306.6)	-15%
Uniform and Career Apparel	379.9	426.9	(47.0)	-11%	1,208.5	1,300.8	(92.3)	-7%

	$3,022.1	$3,380.1	$(358.0)	-11%	$9,225.3	$9,903.9	$(678.6)	-7%

Operating Income by Segment	Three Months Ended				Nine Months Ended
	July 3, 2009	June 27, 2008	Change		July 3, 2009	June 27, 2008	Change
			$	%			$	%
Food and Support Services – North America	$61.9	$73.7	$(11.8)	-16%	$251.0	$270.1	$(19.1)	-7%
Food and Support Services – International	23.7	29.7	(6.0)	-20%	62.9	75.8	(12.9)	-17%
Uniform and Career Apparel	24.2	29.4	(5.2)	-18%	40.1	92.3	(52.2)	-57%
Corporate	(10.3)	(13.9)	3.6	-26%	(47.5)	(46.8)	(0.7)	1%

	$99.5	$118.9	$(19.4)	-16%	$306.5	$391.4	$(84.9)	-22%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for the three and nine month periods of fiscal 2009 decreased 7% and 4% over the prior year periods, respectively, primarily due to fewer service days in the quarter for the Education sector due to the timing of the Easter holiday compared to the prior year period and declines in the Business & Industry and Sports & Entertainment sectors. The Business & Industry sector had a low-double digit sales decline and high-single digit sales decline for the three and nine month periods of 2009, respectively, resulting from a decline in business food services and Refreshment Services due to lower populations and reduced consumer discretionary spending across our account portfolio. The Education sector had mid-single digit sales decline for the third quarter due to fewer service days as a result of the timing of the Easter holiday. For the nine month period of 2009, the Education sector had flat growth, with base business growth in our Higher Education business offset by the impact of lost business earlier in the year in K-12. In our Healthcare sector, we realized a low-single digit sales decline for the three and nine month periods of 2009, with base business growth being offset by the impact from certain lost business in the prior year as well as the weakness of the Canadian dollar. Our Sports & Entertainment sector had a mid-single digit sales decline for the third quarter and low-double digit sales decline for the nine month period of 2009, reflecting particular weakness in both our Convention Centers and Parks businesses, in addition to experiencing lower average attendance and spending at Major League Baseball games as compared to the prior year.

Operating income in the Food and Support Services—North America segment was $61.9 million for the third quarter of fiscal 2009 compared to $73.7 million in the prior year period, as increased profit performance in the Healthcare sector driven by base business growth and effective control of costs across all of our sectors was more than offset by the negative effects of fewer service days in the quarter for the Education sector due to the timing of the Easter holiday, currency translation related to the Canadian dollar and declines in the Business & Industry and Sports & Entertainment sectors. Operating income in the Food and Support Services—North America segment was $251.0 million for the nine month period of fiscal 2009 compared to $270.1 million in the prior year period, with increased profit performance in Higher Education and the Healthcare sector being more than offset by the negative effect of currency translation related to the Canadian dollar and declines in the Business & Industry and Sports & Entertainment sectors.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the third quarter of fiscal 2009 were $584.6 million, a decrease of 20% compared to the prior year period as a result of foreign currency translation (approximately -15%), fewer service days in the quarter due to the timing of the Easter holiday, lower populations and reduced discretionary spending across our Business & Industry sector accounts in many of our country operations and sales in the prior year related to the Beijing Olympics. The results in the quarter benefited from new business growth in Chile and China. For the nine month period of fiscal 2009, sales decreased 15% to $1.7 billion compared to the prior year period as a result of foreign currency translation (approximately -18%) and sales in the prior year related to the Beijing Olympics. This was partially offset by an increase in new business growth primarily in the U.K., Chile, Spain and China.

Operating income for the third quarter of fiscal 2009 was $23.7 million, down 20% from the prior year quarter, as currency translation (approximately -14%) and fewer service days negatively impacted the quarter. For the nine month period of fiscal 2009, operating income was $62.9 million, down 17% over the prior year period primarily due to the negative impact of foreign currency translation (approximately -15%).

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, third quarter sales of $379.9 million were down 11% from the prior year period, as our uniform rental business experienced a 7% sales decline and our direct marketing business declined 25%. The sales decline in our uniform rental business results from a reduction in the number of uniform wearers at our existing client locations as well as more clients going out of business. Sales in our direct marketing business declined as both our business and government agency clients in our Galls division continue to curtail their spending. For the nine month period of fiscal 2009, sales were $1.2 billion, down 7% from the prior year period, with our uniform rental business down in the low-single digits.

Operating income for the third quarter of fiscal 2009 was $24.2 million compared to $29.4 million in the prior year period. The direct marketing business was particularly weak in the quarter due to a significant decline in demand across most client sectors. For the nine month period of fiscal 2009, operating income was $40.1 million compared to $92.3 million in the prior year period. During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company will be exiting a portion of its direct marketing business by the end of the first quarter of fiscal 2010 and migrating its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company is reducing its headcount in all the businesses in this segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 related to severance and other related costs, inventory write-downs and other asset write-downs, which is included in “Cost of services provided” in the Condensed Consolidated Statements of Operations. The Company expects to incur additional costs of approximately $2.5 million in association with these repositioning efforts over the next three fiscal quarters as the relocation of the WearGuard distribution and operations functions are completed.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $10.3 million for the three month period of fiscal 2009, compared to $13.9 million for the prior year period, reflecting lower share-based compensation expense and reduced administrative spending. For the nine month period of fiscal 2009, corporate expenses were $47.5 million, compared to $46.8 million for the prior year period.

OUTLOOK

We anticipate that the current economic environment, including reduced consumer and client spending, reduced headcount at our clients, an increase in bankruptcies and companies going out of business and the variability of food and fuel costs, will likely continue to have an impact on our operations, particularly at our business, sports and entertainment and uniform client locations. In response to the lower levels of demand across our more economically sensitive food and facility services businesses, our teams will continue to pursue both revenue enhancements and appropriate cost controls. Our uniform team is focused on managing the business through this environment with a particular focus on appropriately reducing the cost structure, while maintaining high levels of customer service and continued efforts to acquire new customers. The repositioning of our Uniform and Career Apparel segment should enable us to operate more efficiently while allowing us to continue to provide our uniform customers with a broad set of both rental and direct sale options. Finally, as we experienced during the nine month period of fiscal 2009, to the extent the U.S. dollar strengthens against other currencies, it could continue to negatively affect the reported results for our international operations.

LIQUIDITY AND CAPITAL RESOURCES

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities was $390.8 million in the fiscal 2009 nine month period compared to $246.8 million in the comparable nine month period of fiscal 2008. The principal components (in millions) of the net change of $144.0 million were:

• Decrease in the total of net income and noncash charges	$(48.6)
• Decrease in accounts receivable sale proceeds	(34.1)
• Reduced working capital requirements	175.5
• Other, net	51.2

$144.0

The decrease in the total of net income and noncash charges results mainly from the lower operating results of the Company, as discussed above. The accounts receivable proceeds decreased as a result of the timing of funding under the facility in fiscal 2009 and fiscal 2008. As expected and consistent with historical patterns, working capital was a use of cash for us during the nine month period of our fiscal year. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $219.6 million), primarily due to improved collections and lower sales in fiscal 2009, and Inventory (approximately $57.3 million), primarily due to the inventory reserves established in the Uniform and Career Apparel segment repositioning and other Company-wide inventory control measures, offset by the timing of disbursements from Accounts Payable as compared to the prior year (approximately $79.1 million), and Prepayments (approximately $37.7 million), due to the increase in our current income tax receivable. The “Other, net” caption increased primarily due to $24.2 million of cash distributions received from our 50% ownership interest in AIM Services Co., Ltd. and increases in certain noncurrent liabilities (retirement plans and insurance). During the second quarter of fiscal 2009, the Company paid approximately $24.5 million towards the acquisition of the remaining 20% of its Chilean subsidiary. During the third quarter of fiscal 2009, the Company paid $85.0 million as additional consideration related to the fiscal 2006 acquisition of an online catering company per the terms of the acquisition agreement.

While the global capital markets have experienced adverse conditions, management continues to believe that the Company’s cash and cash equivalents, cash flows provided by operating activities and the unused committed credit availability under our senior secured revolving credit facility (approximately $520.6 million and $524.8 million at July 31, 2009 and July 3, 2009, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt repayments and other cash needs. While we believe we enjoy a strong liquidity position overall, the Company will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the Food and Support Services operating income in North America comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets and cannot predict with any certainty the impact further disruption in these markets may have on the Company.

As of July 3, 2009, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $3,148.1 million; a yen denominated term loan to the Company in the amount of ¥5,286.5 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $165.8 million; a Euro denominated term loan to an Irish subsidiary in an amount of €42.9 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £119.0 million; and a Euro denominated term loan to German subsidiaries in the amount of €68.3 million. As of July 3, 2009, there was approximately $493.1 million outstanding in foreign currency borrowings. The Company entered into $700 million of interest rate swap agreements during the nine months ended July 3, 2009, of which $500 million will be effective beginning in fiscal 2010. These swaps have been designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings and floating rate notes.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of July 3, 2009, we are in compliance with these covenants.

Under the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure that we will meet those ratios, tests and covenants.

EBITDA is defined as net income (loss) plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our senior secured credit agreement and the indenture. EBITDA and Adjusted EBITDA are not presentations made in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

Our presentation of EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information about the calculation of certain financial covenants in the senior secured credit agreement and the indenture. Adjusted EBITDA is a material component of these covenants. For instance, our senior secured credit agreement and the indenture contain financial ratios that are calculated by reference to Adjusted EBITDA. Non-compliance with the maximum Consolidated Secured Debt Ratio contained in our senior secured credit agreement could result in the requirement to immediately repay all amounts outstanding under such agreement, while non-compliance with the Interest Coverage Ratio contained in our senior secured credit agreement and the Fixed Charge Coverage Ratio contained in the indenture could prohibit us from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments.

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the senior secured credit agreement and indenture.

(in millions)	Three Months Ended July 3, 2009	Three Months Ended April 3, 2009	Three Months Ended January 2, 2009	Three Months Ended October 3, 2008	Twelve Months Ended July 3, 2009
Net income (loss)	$(6.2)	$(25.4)	$8.2	$33.6	$10.2
Interest and other financing costs, net	119.4	119.2	125.2	132.4	496.2
Provision (benefit) for income taxes	(13.7)	(22.4)	2.2	8.9	(25.0)
Depreciation and amortization	128.0	123.6	124.0	134.9	510.5

EBITDA	227.5	195.0	259.6	309.8	991.9
Share-based compensation expense (1)	3.0	9.6	9.8	(10.3)	12.1
Unusual or non-recurring losses (2)	0.2	34.2	—	—	34.4
Pro forma EBITDA for equity method investees (3)	4.0	8.0	6.0	2.8	20.8
Pro forma EBITDA for certain transactions (4)	—	—	0.4	1.3	1.7
Other (5)	—	3.7	(0.4)	0.2	3.5

Adjusted EBITDA	$234.7	$250.5	$275.4	$303.8	$1,064.4

(1)	Represents share-based compensation expense resulting from the application of SFAS No. 123R for stock options and deferred stock unit awards (see Note 9 to the condensed consolidated financial statements).
(2)	Represents charges for the repositioning of the Uniform and Career Apparel segment (see Note 12 to the condensed consolidated financial statements).

(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Represents the annualizing of estimated EBITDA from acquisitions made during the period.
(5)	Other includes certain other miscellaneous items.

Our covenant requirements and actual ratios for the twelve months ended July 3, 2009 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.25x	3.76x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.24x

(1)	Beginning with the twelve months ended June 29, 2007, our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.
(2)	Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of July 3, 2009 was $180.4 million, which is based on approximately 14.0 million shares of common stock of the Parent Company valued at $12.89. The fair value of our common stock subject to repurchase is calculated using discounted cash flow techniques, comparable public company trading multiples and transaction multiples. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

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

The Company has retained an undivided interest in the transferred receivables of approximately $148.4 million and $296.2 million at July 3, 2009 and October 3, 2008, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both July 3, 2009 and October 3, 2008. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At July 3, 2009 and October 3, 2008, $232.9 million and $250.0 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the nine months ended July 3, 2009 and June 27, 2008, ARAMARK Receivables, LLC sold an undivided interest in approximately $2.2 billion of trade account receivables in both periods and remitted to bank conduits, pursuant to the servicing agreement, approximately $2.2 billion in collections on trade account receivables previously sold in both periods. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $4.3 million and $9.3 million for the nine months ended July 3, 2009 and June 27, 2008, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

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

On October 3, 2008, the Company and a subsidiary were served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. On March 6, 2009, in response to motions by all defendants, the Court dismissed this action with prejudice. On April 3, 2009, the Relator filed notice of an appeal to the United States Court of Appeals for the Third Circuit, which appeal is still pending. The Company intends to continue to vigorously defend against these claims.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of July 3, 2009 has not materially changed from October 3, 2008 (See Item 7A of our Annual Report on Form 10-K for the year ended October 3, 2008). The fair value of the Company’s debt at July 3, 2009 and October 3, 2008 was $5,468.4 million and $5,050.8 million, respectively. The carrying value of the Company’s debt at July 3, 2009 and October 3, 2008 was $5,884.8 million and $5,859.6 million, respectively. The Company entered into $700 million of interest rate swap agreements during the nine months ended July 3, 2009, of which $500 million will be effective beginning in fiscal 2010. These swaps have been designated as cash flow hedging instruments and fix the rate on a like amount of variable rate term loan borrowings and floating rate notes. See Note 7 of the condensed consolidated financial statements for a discussion of the Company’s derivative instruments.

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

ARAMARK CORPORATION

August 11, 2009	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.