Form 10-Q
period 2010-01-01
ARAMARK CORP
filed 2010-02-09
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2010

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

Common stock outstanding at January 29, 2010: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	January 1, 2010	October 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$122,752	$224,644
Receivables	825,974	807,974
Inventories, at lower of cost or market	444,130	464,157
Prepayments and other current assets	185,761	191,659

Total current assets	1,578,617	1,688,434

Property and Equipment, net	1,130,786	1,160,511
Goodwill	4,562,588	4,526,376
Other Intangible Assets	2,051,764	2,056,337
Other Assets	873,810	867,767

	$10,197,565	$10,299,425

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$43,873	$43,943
Accounts payable	600,521	669,704
Accrued expenses and other current liabilities	894,645	1,020,932

Total current liabilities	1,539,039	1,734,579

Long-Term Borrowings	5,733,561	5,677,740
Deferred Income Taxes and Other Noncurrent Liabilities	1,332,880	1,350,346
Common Stock Subject to Repurchase	185,899	176,395
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,442,166	1,445,451
Earnings retained for use in the business	74,285	48,608
Accumulated other comprehensive loss	(110,265)	(133,694)

Total shareholder’s equity	1,406,186	1,360,365

	$10,197,565	$10,299,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands)

	Three Months Ended January 1, 2010	Three Months Ended January 2, 2009
Sales	$3,193,946	$3,173,957

Costs and Expenses:
Cost of services provided	2,870,923	2,863,198
Depreciation and amortization	128,114	124,012
Selling and general corporate expenses	49,377	51,169

	3,048,414	3,038,379

Operating income	145,532	135,578
Interest and Other Financing Costs, net	109,107	125,197

Income before income taxes	36,425	10,381
Provision for Income Taxes	10,748	2,210

Net income	$25,677	$8,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended January 1, 2010	Three Months Ended January 2, 2009
Cash flows from operating activities:
Net income	$25,677	$8,171
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	128,114	124,012
Income taxes deferred	(10,141)	(13,558)
Share-based compensation expense	5,633	9,785
Changes in noncash working capital	(198,655)	(238,237)
Net change in proceeds from sale of receivables	14,560	—
Other operating activities	14,751	16,577

Net cash used in operating activities	(20,061)	(93,250)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(60,893)	(77,651)
Disposals of property and equipment	3,142	2,634
Acquisition of certain businesses, net of cash acquired	(78,727)	(18,556)
Other investing activities	908	1,290

Net cash used in investing activities	(135,570)	(92,283)

Cash flows from financing activities:
Proceeds from long-term borrowings	69,085	138,918
Payment of long-term borrowings	(14,164)	(15,822)
Proceeds from issuance of Parent Company common stock	1,087	118
Repurchase of Parent Company common stock	(556)	(4,829)
Other financing activities	(1,713)	92

Net cash provided by financing activities	53,739	118,477

Decrease in cash and cash equivalents	(101,892)	(67,056)
Cash and cash equivalents, beginning of period	224,644	148,919

Cash and cash equivalents, end of period	$122,752	$81,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 208.5 million common shares issued and approximately 204.3 million common shares outstanding as of January 1, 2010.

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

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009. The condensed consolidated balance sheet as of October 2, 2009 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.

The Company has evaluated the impact of subsequent events from January 2, 2010 through February 9, 2010, the date the condensed consolidated financial statements herein were issued.

Certain prior period balances in the Company’s condensed consolidated statement of cash flows related to cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards have been reclassified to conform to current year presentation. The effect was not material. The Company calculated the provision for income taxes for the first quarter of fiscal 2010 based on actual year-to-date results. The Company applied an estimated annual effective tax rate to the year-to-date income before income taxes to derive the provision for income taxes for the first quarter of fiscal 2009.

(2)	ACQUISITIONS

On October 30, 2009, ARAMARK Ireland Holdings Limited and ARAMARK Investments Limited, subsidiaries of the Company, completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.1 million in cash and the assumption of a pension liability of approximately $1.0 million. These business interests include Vector, IEFM Ltd, Premier Property Management, Orange, Glenrye and Irish Estates Management, all of which are companies that were owned by Veris plc. The facilities management business provides a broad range of facility and project management and consulting services for clients across a wide range of industrial and commercial sectors in Ireland and the United Kingdom. The property management business operates three business units – commercial, residential and retail – through which it manages mixed and single use property developments.

The Company followed the acquisition method of accounting in accordance with the new accounting pronouncement related to business combinations, which the Company adopted in the first quarter of fiscal 2010 (see Note 13). The following table

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed from Veris plc on October 30, 2009, based on the current best estimates of management. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed. Property and equipment, intangible assets and deferred income taxes were based on preliminary valuation data and estimates. Accordingly, the fair values of these assets and liabilities are subject to change.

(in thousands)
Purchase consideration	$74,104

Current assets	$44,473
Current liabilities	(47,882)
Property and equipment	1,005
Customer relationship assets	40,079
Goodwill	42,454
Long-term borrowings	(77)
Deferred income taxes and other noncurrent liabilities	(5,948)

$74,104

The goodwill arising from the acquisition consists largely of the growth opportunity the Company anticipates in the core businesses acquired. None of the goodwill is expected to be deductible for tax purposes. All of the goodwill recorded is included in the Food and Support Services—International segment.

The following unaudited pro forma results of operations (in thousands) for the three months ended January 1, 2010 and January 2, 2009 assume the facilities management and property management businesses of Veris plc had been acquired at the beginning of each fiscal period. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of each fiscal period, nor of the results that may be reported in the future.

	Three Months Ended January 1, 2010	Three Months Ended January 2, 2009
Sales	$3,209,034	$3,200,429
Net income	27,103	9,293

For the three months ended January 1, 2010, $7.7 million of sales and ($1.3) million of net loss were recorded in the Condensed Consolidated Statement of Income related to the acquisition of the facilities management and property management businesses of Veris plc. Net loss included approximately $1.7 million of transaction-related costs related to the acquisition. These charges were expensed in accordance with the accounting pronouncement for business combinations and were recorded in “Selling and general corporate expenses” in the Condensed Consolidated Statement of Income.

(3)	SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER:

The Company made interest payments of approximately $77.6 million and $89.6 million and income tax payments of approximately $11.6 million and $19.1 million during the three months ended January 1, 2010 and January 2, 2009, respectively.

Pension expense related to defined benefit plans for the three months ended January 1, 2010 and January 2, 2009 was approximately $2.3 million and $1.9 million, respectively.

(4)	COMPREHENSIVE INCOME (LOSS):

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income (loss) was approximately $49.1 million, net of tax of ($13.6) million, and ($63.4) million, net of tax of $23.5 million, for the three months ended January 1, 2010 and January 2, 2009, respectively. As of January 1, 2010 and October 2, 2009, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($18.1) million and ($17.7) million, respectively, foreign currency translation adjustment (net of tax) of approximately $26.7 million and $22.2 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($118.9) million and ($138.2) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill represents the excess of the cost of an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. Changes in total goodwill during the three months ended January 1, 2010 follow (in thousands):

Segment	October 2, 2009	Acquisitions	Translation and Other	January 1, 2010
Food and Support Services—North America	$3,484,841	$(1,625)	$(5,049)	$3,478,167
Food and Support Services—International	441,525	42,454	(117)	483,862
Uniform and Career Apparel	600,010	549	—	600,559

	$4,526,376	$41,378	$(5,166)	$4,562,588

The amounts for fiscal 2010 acquisitions may be revised upon final determination of the purchase price allocations. The other adjustment to the Food and Support Services—North America segment represents an immaterial correction related to the Transaction accounting.

Other intangible assets consist of (in thousands):

	January 1, 2010			October 2, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,822,922	$(535,218)	$1,287,704	$1,780,875	$(488,238)	$1,292,637
Tradename	764,060	—	764,060	763,700	—	763,700

	$2,586,982	$(535,218)	$2,051,764	$2,544,575	$(488,238)	$2,056,337

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

Amortization of intangible assets for the three months ended January 1, 2010 and January 2, 2009 was approximately $47.0 million and $45.1 million, respectively.

(6)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

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

Cash Flow Hedges

The Company has entered into $3.48 billion, £50.0 million and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of January 1, 2010 and October 2, 2009, approximately ($109.8) million and ($128.1) million of unrealized losses, net of tax, related to the interest rate swaps were

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the three months ended January 1, 2010 and January 2, 2009 was immaterial.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During the three months ended January 1, 2010 and January 2, 2009, approximately ($3.6) million of unrealized losses, net of tax, and $6.5 million of unrealized gains, net of tax, related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $2.9 million and ($10.9) million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the three months ended January 1, 2010 and January 2, 2009, respectively. As of January 1, 2010 and October 2, 2009, unrealized losses of approximately ($9.1) million, net of tax, and ($8.4) million, net of tax, related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the three months ended January 1, 2010 and January 2, 2009 was immaterial.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of January 1, 2010, the Company has contracts for approximately 530,000 MMBtu’s outstanding for fiscal 2010 that are designated as cash flow hedging instruments. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of January 1, 2010 and October 2, 2009, unrecognized losses, net of tax, of approximately ($0.2) million and ($0.6) million, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for the three months ended January 1, 2010 and January 2, 2009.

The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of January 1, 2010, the Company has contracts for approximately 5.3 million gallons outstanding for fiscal 2010 that are designated as cash flow hedging instruments. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of January 1, 2010 and October 2, 2009, approximately $0.2 million of unrecognized gains, net of tax, and approximately ($1.1) million of unrecognized losses, net of tax, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for the three months ended January 1, 2010 and January 2, 2009 was immaterial.

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended January 1, 2010	For the Three Months Ended January 2, 2009
Interest rate swap agreements	$18,384	$(60,947)
Cross currency swap agreements	(737)	(4,351)
Natural gas hedge agreements	387	(413)
Gasoline and diesel fuel hedge agreements	1,254	(5,223)

	$19,288	$(70,934)

Derivatives not Designated in Hedging Relationships

As of January 1, 2010, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €59.4 million, £3.5 million and CAD15.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value of our derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	January 1, 2010	October 2, 2009
ASSETS
Designated as hedging instruments:
Gasoline and diesel fuel hedge agreements	Prepayments	$423	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	308	—

Total derivatives		$731	$—

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$400	$1,039
Gasoline and diesel fuel hedge agreements	Accounts Payable	160	1,810
Interest rate swap agreements	Accrued Expenses	9,084	19,640
Interest rate swap agreements	Other Noncurrent Liabilities	176,914	196,039
Cross currency swap agreements	Other Noncurrent Liabilities	29,814	24,183

		216,372	242,711

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	—	392

Total derivatives		$216,372	$243,103

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for our derivatives designated as hedging instruments in our Condensed Consolidated Statements of Income (in thousands):

	Account	For the Three Months Ended January 1, 2010	For the Three Months Ended January 2, 2009
Interest rate swap agreements	Interest Expense	$38,138	$12,440
Cross currency swap agreements	Interest Expense	2,184	242
Natural gas hedge agreements	Cost of services provided	902	1,014
Gasoline and diesel fuel hedge agreements	Cost of services provided	946	1,369

		$42,170	$15,065

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Income (in thousands):

	Account	For the Three Months Ended January 1, 2010	For the Three Months Ended January 2, 2009
Foreign currency forward exchange contracts	Interest Expense	$(1,802)	$77

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of January 1, 2010 and October 2, 2009 was $185.9 million and $176.4 million, which is based on approximately 13.5 million and 13.4 million shares of common stock of the Parent Company valued at $13.78 and $13.15 per share, respectively. The fair value of our common stock subject to repurchase is calculated using discounted cash flow techniques, comparable public company trading multiples and transaction multiples. During the three months ended January 1, 2010 and January 2, 2009, approximately $1.5 million and $7.0 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s condensed consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

(8)	SHARE-BASED COMPENSATION:

During the three months ended January 1, 2010 and January 2, 2009, share-based compensation expense was approximately $5.6 million, before taxes of $2.2 million, and approximately $9.8 million, before taxes of $3.8 million, respectively.

Time-Based Options

Approximately $2.8 million and $2.6 million was charged to expense during the three months ended January 1, 2010 and January 2, 2009 for Time-Based Options, respectively.

Performance-Based Options

On December 9, 2009, the Parent Company Board waived the EBIT target for fiscal 2009 with respect to approximately 1.1 million options representing 35% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2009 EBIT target. Accordingly, such portion of the Performance-Based Options vest when the time-based vesting requirement of such options is satisfied. In addition on December 9, 2009, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2010 that were revised to recognize the effects of the economic environment on the Company’s business. Approximately 3.3 million options were affected by the new annual and cumulative EBIT targets for fiscal 2010. The fair value of these Performance-Based Options were revalued at the award modification date in accordance with authoritative accounting guidance. The fair value of the Performance-Based Options was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions noted in the table below.

Three Months Ended January 1, 2010
Expected volatility	30%
Expected dividend yield	0%
Expected life (in years)	3.6-5.8
Risk-free interest rate	1.23%-2.15%

The weighted-average fair value of the Performance-Based Options modified on December 9, 2009 was $5.27 per option.

Approximately $2.8 million and $7.2 million was charged to expense during the three months ended January 1, 2010 and January 2, 2009 for Performance-Based Options, respectively. As of January 1, 2010, there was approximately $18.5 million of unrecognized compensation expense related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 0.95 years.

(9)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount of the facility is $250 million. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As collections reduce previously sold interests, interests in new, eligible receivables can be sold, subject to meeting certain conditions. This two-step transaction is accounted for as a sale of receivables following the provisions of the authoritative accounting guidance.

The Company has retained an undivided interest in the transferred receivables of approximately $209.2 million and $264.3 million at January 1, 2010 and October 2, 2009, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both January 1, 2010 and October 2, 2009. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At January 1, 2010 and October 2, 2009, approximately $250.0 million and $235.4 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the three months ended January 1, 2010 and January 2, 2009, ARAMARK Receivables, LLC sold an undivided interest in approximately $750 million in both periods of trade account receivables and remitted to bank conduits, pursuant to the servicing agreement, approximately $735.4 million and $750 million in collections on trade account receivables previously sold, respectively. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was approximately $0.7 million and $2.3 million for the three months ended January 1, 2010 and January 2, 2009, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income.

(10)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $218.7 million and $212.3 million at January 1, 2010 and October 2, 2009, respectively which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended January 1, 2010	Three Months Ended January 2, 2009
Sales	$393,438	$371,229
Gross profit	51,941	47,559
Net income	11,482	8,938

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $4.8 million and $3.4 million for the three months ended January 1, 2010 and January 2, 2009, respectively.

(11) DEVELOPMENTS IN THE UNIFORM AND CAREER APPAREL SEGMENT

During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company has been exiting a portion of its direct marketing business directed at consumers and very small businesses by the second quarter of fiscal 2010 and migrating its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company has been reducing its headcount in all the businesses in the Uniform and Career Apparel segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 for severance and other related costs (approximately $8.5 million), inventory write-downs (approximately $18.5 million primarily as a result of the exit from a portion of its direct marketing business and approximately $2.2 million at other businesses within the segment in response to demand softness) and other asset write-downs (approximately $5.0 million, of which $2.0 million related to additional reserves for receivables and $3.0 million related to facility and equipment write-downs). For the three months ended January 1, 2010, the Company recorded an additional facility write-down of approximately $1.5 million. The Company expects to incur additional costs of approximately $0.2 million in association with the repositioning efforts over the next fiscal quarter as the relocation of the WearGuard distribution and operations functions are completed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	BUSINESS SEGMENTS:

Sales and operating income by reportable segment follow (in thousands):

Sales	Three Months Ended January 1, 2010	Three Months Ended January 2, 2009
Food and Support Services—North America	$2,164,799	$2,142,759
Food and Support Services—International	648,483	601,464
Uniform and Career Apparel	380,664	429,734

	$3,193,946	$3,173,957

Operating Income	Three Months Ended January 1, 2010	Three Months Ended January 2, 2009
Food and Support Services—North America	$111,298	$104,631
Food and Support Services—International	22,080	19,599
Uniform and Career Apparel	24,908	29,735

	158,286	153,965
Corporate	(12,754)	(18,387)

Operating Income	145,532	135,578
Interest, net	(109,107)	(125,197)

Income Before Income Taxes	$36,425	$10,381

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

Corporate expenses include share-based compensation expense (see Note 8).

(13)	NEW ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting pronouncement became effective for ARAMARK beginning in fiscal 2009 for financial assets and financial liabilities and fiscal 2010 for nonfinancial assets and nonfinancial liabilities. The Company adopted this accounting pronouncement for financial assets and financial liabilities in fiscal 2009 (see Note 15). The Company adopted this accounting pronouncement for nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010, the effect of which was not material.

In December 2008, the FASB issued a new accounting pronouncement to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets are required for annual periods only and are effective for ARAMARK in fiscal 2010. The Company is currently evaluating this pronouncement.

In April 2008, the FASB issued a new accounting pronouncement which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The amended guidance is to be applied prospectively to intangible assets acquired after the effective date; however, the disclosure requirements of the amended guidance shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted this accounting pronouncement in the first quarter of fiscal 2010. The adoption did not have an impact on our consolidated financial statements as the useful lives of the Company’s intangible assets were not impacted by renewal or extension provisions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2007, the FASB issued a new accounting pronouncement which significantly changes the accounting for business combinations and impacts financial statements both on the acquisition date and in subsequent periods. Under this accounting pronouncement, an acquiring entity is required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement periods impact income tax expense. The accounting pronouncement also includes a substantial number of new disclosure requirements. The Company adopted this accounting pronouncement in the first quarter of fiscal 2010 (see Note 2).

In December 2007, the FASB issued a new accounting pronouncement which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other matters, it also requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated statement of income. The presentation and disclosure requirements require retrospective application to all prior periods presented. This accounting pronouncement was effective for ARAMARK in the first quarter of fiscal 2010, the effect of which was not material.

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

In June 2009, the FASB issued a new accounting pronouncement regarding transfers of financial assets which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This accounting pronouncement is effective for ARAMARK beginning in fiscal 2011. The Company is currently evaluating this pronouncement.

In January 2010, the FASB issued an amendment that will require new disclosures about recurring and non-recurring fair-value measurements. The new disclosures include significant transfers into and out of level 1 and 2 measurements and will change the current disclosure requirement of level 3 measurement activity from a net basis to a gross basis. The amendment also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures are effective for ARAMARK beginning in fiscal 2011, except for the revised disclosures about level 3 measurement activity, which are not effective for ARAMARK until beginning in fiscal 2012.

(14)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $93.8 million at January 1, 2010 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at January 1, 2010.

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

On October 3, 2008, the Company and a subsidiary were served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. On March 6, 2009, in response to motions by all defendants, the Court dismissed this action with prejudice. On April 3, 2009, the Relator filed notice of an appeal to the United States Court of Appeals for the Third Circuit, and the appeal was argued on January 15, 2010. The decision is pending. The Company intends to continue to vigorously defend against these claims.

On July 29, 2009, Genaro Zendejas Morales, a former employee of the Company, and Ricky Silva and Cristian Sanchez, current employees of ARAMARK Sports, LLC, filed a proposed class action complaint against the Company, ARAMARK Sports, Inc., and ARAMARK Sports, LLC in the United States District Court, Central District of California. The complaint, as filed, purports to assert class claims that defendants did not pay all monies due under California wage and hour laws. The plaintiffs

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

are seeking unspecified monetary damages and injunctive relief. The parties have executed a memorandum of understanding for a full settlement of the matter. The settlement is conditioned on approval by the court. The Company has accrued its best estimate of the settlement amount at January 1, 2010.

(15)	FAIR VALUE OF ASSETS AND LIABILITIES:

In fiscal 2009, the Company adopted the accounting pronouncement for financial assets and liabilities reported at fair value and related disclosures. The cumulative effect of adoption resulted in a reduction to “Accumulated other comprehensive loss” of approximately $7.5 million, net of tax, related to considering both the Company’s and the counterparties’ credit risk in the fair value measurement of our interest rate swaps. The pronouncement discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The pronouncement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt at January 1, 2010 and October 2, 2009 was $5,559.2 million and $5,414.0 million, respectively. The carrying value of the Company’s debt at January 1, 2010 and October 2, 2009 was $5,777.4 million and $5,721.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

At January 1, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	January 1, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Undivided retained interest in trade receivables sold under the Company’s Receivable Facility	$209,182	$—	$—	$209,182
Gasoline and diesel fuel hedge agreements	423	—	423	—
Foreign currency forward exchange contracts	308	—	308	—

Total assets measured at fair value on a recurring basis	$209,913	$—	$731	$209,182

Liabilities:
Interest rate swap agreements	$185,998	$—	$185,998	$—
Cross currency swap agreements	29,814	—	29,814	—
Natural gas hedge agreements	400	—	400	—
Gasoline and diesel fuel hedge agreements	160	—	160	—

Total liabilities measured at fair value on a recurring basis	$216,372	$—	$216,372	$—

Common Stock Subject to Repurchase	$185,899	$—	$—	$185,899

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for the three months ended January 1, 2010 (in thousands):

	Undivided retained interest in trade receivables	Common Stock Subject to Repurchase
Balance at October 2, 2009	$264,335	$176,395
Net realized gains/(losses) included in earnings	(2,243)	—
Net purchases, issuances and settlements	(52,910)	1,055
Change in fair market value of common stock of the Parent Company	—	8,449

Balance at January 1, 2010	$209,182	$185,899

Net realized gain/(losses) are included in “Cost of services provided” in the Condensed Consolidated Statements of Income.

(16)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

January 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$62.1	$24.8	$35.8	$—	$122.7
Receivables	6.0	179.3	640.7	—	826.0
Inventories, at lower of cost or market	16.4	356.1	71.6	—	444.1
Prepayments and other current assets	20.4	116.7	48.6	—	185.7

Total current assets	104.9	676.9	796.7	—	1,578.5

Property and Equipment, net	39.1	865.9	225.8	—	1,130.8
Goodwill	173.1	3,895.9	493.6	—	4,562.6
Investment in and Advances to Subsidiaries	6,936.9	208.4	314.7	(7,460.0)	—
Other Intangible Assets	67.9	1,712.3	271.6	—	2,051.8
Other Assets	99.9	491.7	284.2	(2.0)	873.8

	$7,421.8	$7,851.1	$2,386.6	$(7,462.0)	$10,197.5

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$7.0	$14.1	$22.8	$—	$43.9
Accounts payable	119.0	229.8	251.8	—	600.6
Accrued expenses and other liabilities	168.7	516.3	209.4	—	894.4

Total current liabilities	294.7	760.2	484.0	—	1,538.9

Long-Term Borrowings	5,115.2	35.5	582.9	—	5,733.6
Deferred Income Taxes and Other Noncurrent Liabilities	419.8	779.9	133.2	—	1,332.9
Intercompany Payable	—	6,065.1	968.1	(7,033.2)	—
Common Stock Subject to Repurchase	185.9	—	—	—	185.9
Shareholder’s Equity	1,406.2	210.4	218.4	(428.8)	1,406.2

	$7,421.8	$7,851.1	$2,386.6	$(7,462.0)	$10,197.5

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended January 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$239.2	$2,050.3	$904.4	$—	$3,193.9

Costs and Expenses:
Cost of services provided	225.1	1,814.0	831.8	—	2,870.9
Depreciation and amortization	5.0	97.8	25.3	—	128.1
Selling and general corporate expenses	15.9	25.5	8.0	—	49.4
Interest and other financing costs	104.1	0.3	4.7	—	109.1
Expense allocation	(104.9)	98.4	6.5	—	—

	245.2	2,036.0	876.3	—	3,157.5

Income (Loss) before income taxes	(6.0)	14.3	28.1	—	36.4
Provision (Benefit) for Income Taxes	(1.8)	5.9	6.6	—	10.7
Equity in Net Income of Subsidiaries	29.9	—	—	(29.9)	—

Net income	$25.7	$8.4	$21.5	$(29.9)	$25.7

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended January 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$85.3	$(155.6)	$51.5	$(1.2)	$(20.0)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(2.4)	(45.2)	(13.3)	—	(60.9)
Disposals of property and equipment	0.6	1.2	1.3	—	3.1
Acquisitions of businesses, net of cash acquired	—	(2.7)	(76.0)	—	(78.7)
Other investing activities	0.3	2.1	(1.5)	—	0.9

Net cash used in investing activities	(1.5)	(44.6)	(89.5)	—	(135.6)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	—	69.1	—	69.1
Payment of long-term borrowings	(7.6)	(4.1)	(2.5)	—	(14.2)
Proceeds from issuance of Parent Company common stock	1.1	—	—	—	1.1
Repurchase of Parent Company stock	(0.6)	—	—	—	(0.6)
Other financing activities	—	(1.7)	—	—	(1.7)
Change in intercompany, net	(171.4)	204.2	(34.0)	1.2	—

Net cash provided by (used in) financing activities	(178.5)	198.4	32.6	1.2	53.7

Decrease in cash and cash equivalents	(94.7)	(1.8)	(5.4)	—	(101.9)

Cash and cash equivalents, beginning of period	156.8	26.6	41.2	—	224.6

Cash and cash equivalents, end of period	$62.1	$24.8	$35.8	$—	$122.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended January 2, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$8.5	$(164.9)	$64.7	$(1.5)	$(93.2)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(2.2)	(51.2)	(24.3)	—	(77.7)
Disposals of property and equipment	0.4	1.2	1.0	—	2.6
Acquisitions of businesses, net of cash acquired	—	(1.9)	(16.6)	—	(18.5)
Other investing activities	0.2	1.2	(0.1)	—	1.3

Net cash used in investing activities	(1.6)	(50.7)	(40.0)	—	(92.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	76.0	—	62.9	—	138.9
Payment of long-term borrowings	(0.6)	(3.4)	(11.8)	—	(15.8)
Proceeds from issuance of Parent Company common stock	0.1	—	—	—	0.1
Repurchase of Parent Company stock	(4.8)	—	—	—	(4.8)
Other financing activities	0.1	—	—	—	0.1
Change in intercompany, net	(145.0)	213.6	(70.1)	1.5	—

Net cash provided by (used in) financing activities	(74.2)	210.2	(19.0)	1.5	118.5

Increase (Decrease) in cash and cash equivalents	(67.3)	(5.4)	5.7	—	(67.0)

Cash and cash equivalents, beginning of period	78.4	31.7	38.8	—	148.9

Cash and cash equivalents, end of period	$11.1	$26.3	$44.5	$—	$81.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended January 1, 2010 and January 2, 2009 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

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

Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this Quarterly Report on Form 10-Q. In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our fiscal 2009 Annual Report on Form 10-K filed with the SEC. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

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

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. We are involved in legal proceedings under state, federal and local environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired. The calculation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and creditworthiness of other responsible parties and insurers.

Litigation and Claims

The Company is a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, including import and export controls and customs laws, federal and state employment laws, including wage and hour laws, immigration laws, human health and safety laws, dram shop laws, environmental laws, false claim statutes, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers, employees and third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

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

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. In the first quarter of fiscal 2009, the Company applied an estimated annual effective tax rate to the income before income taxes to derive the provision for income taxes for the quarter. The authoritative guidance for accounting for income taxes allows an alternative method when, in certain situations, the actual interim period effective tax rate may be used if it provides the best estimate of the annual effective tax rate. The Company applied this alternative method and computed the discrete provision for income taxes for the first quarter in fiscal 2010 based on actual year-to-date results.

Share-Based Compensation

As discussed in Note 11 to the consolidated financial statements in our fiscal 2009 Annual Report on Form 10-K, we value our employee stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the options and the risk-free interest rate. Since our stock is not publicly traded, the expected volatility is based on an average of the historical volatility of our competitors’ stocks over the expected term of the stock options. The dividend yield assumption is based on our history and expected future dividend payouts. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term was calculated using the simplified method permitted under SEC rules and regulations due to the lack of history. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date.

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

Fair Value of Assets and Liabilities

In fiscal 2009, the Company adopted the new accounting pronouncement on fair value measurements for financial assets and financial liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. This accounting pronouncement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. It also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The pronouncement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

We disclosed the fair values of our assets and liabilities in Note 15 to the condensed consolidated financial statements. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our undivided retained interest in trade receivables and common stock subject to repurchase are derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages, attributable to each operating segment, for the three months ended January 1, 2010 and January 2, 2009 (dollars in millions).

	Three Months Ended January 1, 2010		Three Months Ended January 2, 2009
Sales by Segment	$	%	$	%
Food and Support Services—North America	$2,164.8	68%	$2,142.8	67%
Food and Support Services—International	648.5	20%	601.5	19%
Uniform and Career Apparel	380.6	12%	429.7	14%

	$3,193.9	100%	$3,174.0	100%

	Three Months Ended January 1, 2010		Three Months Ended January 2, 2009
Operating Income by Segment	$	%	$	%
Food and Support Services—North America	$111.3	77%	$104.7	77%
Food and Support Services—International	22.1	15%	19.6	14%
Uniform and Career Apparel	24.9	17%	29.7	22%

	158.3	109%	154.0	113%
Corporate	(12.8)	-9%	(18.4)	-13%

	$145.5	100%	$135.6	100%

Consolidated Overview

Sales of $3.2 billion for the first quarter of fiscal 2010 represented an increase of 1% over the prior year period. This increase is primarily attributable to the impact of foreign currency translation (approximately 3%) and growth in Higher Education and the Healthcare sector of the Food and Support Services—North America segment, partially offset by the year-over-year impact that the increased unemployment levels and reduced consumer discretionary spending had on our Business & Industry sector and the reduced client employee headcounts had on our Uniform and Career Apparel segment.

Operating income was $145.5 million for the first quarter of fiscal 2010 compared to $135.6 million in the prior year period, as profit growth in our Education sector and the positive impact of foreign currency translation (approximately 4%) more than offset the decline in our Uniform and Career Apparel segment. In addition, the decrease in our corporate spend, resulting from a decline in share-based compensation expense and cost reduction efforts, contributed to the increase in operating income.

Interest and other financing costs, net, for the first quarter of fiscal 2010 decreased approximately $16.1 million from the prior year period primarily due to lower interest rates. The effective income tax rate for the first quarter of fiscal 2010 was 29.5% compared to 21.3% in the prior year period. The Company calculated the provision for income taxes for the first quarter of fiscal 2010 based on actual year-to-date results. The Company applied an estimated annual effective tax rate to income before income taxes to derive the provision for income taxes for the first quarter of fiscal 2009.

Net income for the first quarter of fiscal 2010 was $25.7 million compared to $8.2 million in the prior year period.

Segment Results

The following tables present a fiscal 2010/2009 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended January 1, 2010	Three Months Ended January 2, 2009	Change
Sales by Segment	$	$	$	%
Food and Support Services—North America	$2,164.8	$2,142.8	$22.0	1%
Food and Support Services—International	648.5	601.5	47.0	8%
Uniform and Career Apparel	380.6	429.7	(49.1)	-11%

	$3,193.9	$3,174.0	$19.9	1%

	Three Months Ended January 1, 2010	Three Months Ended January 2, 2009	Change
Operating Income by Segment	$	$	$	%
Food and Support Services—North America	$111.3	$104.7	$6.6	6%
Food and Support Services—International	22.1	19.6	2.5	13%
Uniform and Career Apparel	24.9	29.7	(4.8)	-16%
Corporate	(12.8)	(18.4)	5.6	-30%

	$145.5	$135.6	$9.9	7%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for the first quarter of fiscal 2010 increased 1% over the prior year period, as growth in Higher Education and the Healthcare sector more than offset the decline in the Business & Industry sector. The Business & Industry sector had a mid-single digit sales decline resulting from the year-over-year lower employee population levels at many of our client locations. The Education sector had a mid-single digit sales growth as base business growth in our Higher Education food business was offset somewhat by a decline in K-12 due primarily to lost business during fiscal 2009. The Healthcare sector had mid-single digit sales growth primarily due to net new business growth in both our food and facilities services businesses. The Sports & Entertainment sector had a low-single digit sales decline primarily due to softness in convention centers, cultural attractions and national parks.

Operating income for the first quarter of fiscal 2010 was $111.3 million compared to $104.7 million in the prior year period due to profit growth in our Education sector and the positive effect of foreign currency translation (approximately 2%).

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the first quarter of fiscal 2010 increased 8% compared to the prior year period as growth in Chile and Argentina and the positive effect of foreign currency translation (approximately 10%) was partially offset by sales declines in a number of our country operations due to reduced discretionary spending and lower employee population levels as compared to the prior year period.

Operating income for the first quarter of fiscal 2010 was $22.1 million compared to $19.6 million in the prior year period due to the positive effect of foreign currency translation.

Uniform and Career Apparel Segment

Uniform and Career Apparel segment sales decreased 11% for the first quarter of fiscal 2010 compared to the prior year period, as our uniform rental business experienced an 11% sales decline resulting primarily from a reduction in the number of uniform wearers at our existing client locations compared to the prior year period.

Operating income for the first quarter of fiscal 2010 was $24.9 million compared to $29.7 million in the prior year period. Operating income was negatively impacted by the decline in sales in both the uniform rental and Galls businesses, with the Galls business generating a small loss for the quarter.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $12.8 million for the first quarter of fiscal 2010 compared to $18.4 million for the prior year period, primarily reflecting lower share-based compensation expense related to Performance-Based Options in the current year (see Note 8 to the condensed consolidated financial statements). In addition, corporate expenses are down due to reduced staff and administrative spending.

OUTLOOK

We anticipate that the current economic environment, including reduced consumer and client spending, reduced headcount at our clients, bankruptcies and companies going out of business and the variability of food and fuel costs, will likely continue to have an impact on our operations, particularly at our business, sports and entertainment and uniform client locations. In response to the lower levels of demand across our more economically sensitive food and facility services businesses, our teams will continue to pursue both revenue enhancements and appropriate cost controls. Our uniform team is focused on managing the business through this environment with a particular focus on appropriately reducing the cost structure, while maintaining high levels of customer service and continued efforts to acquire new customers. Finally, as we experienced during fiscal 2009, to the extent the U.S. dollar fluctuates against other currencies, it could continue to affect the reported results for our international operations.

LIQUIDITY AND CAPITAL RESOURCES

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash used in operating activities was $20.1 million in the first quarter of fiscal 2010 compared to $93.3 million in the comparable period of fiscal 2009. The principal components (in millions) of the net change of $73.2 million were:

• Increase in the total of net income and noncash charges	$20.9
• Increase in accounts receivable sale proceeds	14.6
• Reduced working capital requirements	39.5
• Other, net	(1.8)

$73.2

The increase in the total of net income and noncash charges results mainly from the higher operating results of the Company, as discussed above. The accounts receivable proceeds increased primarily as a result of timing of funding under the facility in fiscal 2010 whereas the funding was unchanged in fiscal 2009. As expected and consistent with historical patterns, working capital was a use of cash for us during the first quarter. The change in working capital requirements relates principally to changes in Inventory (approximately $18.1 million), primarily due to the inventory reduction efforts in our Uniform and Career Apparel segment, and Accounts Payable (approximately $40.5 million) and Accrued Expenses (approximately $29.9 million) due to timing of disbursements, partially offset by changes in Accounts Receivable (approximately $70.1 million), primarily due to the improvement in collection efforts in fiscal 2009 that created a large source of cash, whereas fiscal 2010 has been cash neutral.

While the global capital markets have experienced adverse conditions, management continues to believe that the Company’s cash and cash equivalents, cash flows provided by operating activities and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $517.4 million and $514.4 million at January 29, 2010 and January 1, 2010, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt repayments and other cash needs. While we believe we enjoy a strong liquidity position overall, the Company will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the Food and Support Services operating income in North America comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets and cannot predict with any certainty the impact further disruption in these markets may have on the Company.

As of January 1, 2010, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $3,041.1 million; a yen denominated term loan to the Company in the amount of ¥5,259.4 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $164.9 million; a Euro denominated term loan to an Irish subsidiary in an amount of €42.7 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £118.3 million; and a Euro denominated term loan to German subsidiaries in the amount of €67.9 million. As of January 1, 2010, there was approximately $497.3 million outstanding in foreign currency borrowings.

During the first quarter of fiscal 2010, the Company completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.1 million in cash (see Note 2 to the condensed consolidated financial statements).

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of January 1, 2010, we were in compliance with these covenants.

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

(dollars in millions)	Three Months Ended January 1, 2010	Three Months Ended October 2, 2009	Three Months Ended July 3, 2009	Three Months Ended April 3, 2009	Twelve Months Ended January 1, 2010
Net income (loss)	$25.7	$16.5	$(6.2)	$(25.4)	$10.6
Interest and other financing costs, net	109.1	108.5	119.4	119.2	456.2
Provision (benefit) for income taxes	10.7	6.1	(13.7)	(22.4)	(19.3)
Depreciation and amortization	128.1	127.6	128.0	123.6	507.3

EBITDA	273.6	258.7	227.5	195.0	954.8
Share-based compensation expense (1)	5.6	3.0	3.0	9.6	21.2
Unusual or non-recurring losses (2)	1.5	—	0.2	34.2	35.9
Pro forma EBITDA for equity method investees (3)	7.0	2.4	4.0	8.0	21.4
Pro forma EBITDA for certain transactions (4)	1.8	2.8	2.8	2.5	9.9
Other (5)	1.1	10.0	—	3.7	14.8

Adjusted EBITDA	$290.6	$276.9	$237.5	$253.0	$1,058.0

(1)	Represents share-based compensation expense resulting from the application of accounting for stock options and deferred stock unit awards (see Note 8 to the condensed consolidated financial statements).
(2)	Represents charges for the repositioning of the Uniform and Career Apparel segment (see Note 11 to the condensed consolidated financial statements).
(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Represents the annualizing of estimated EBITDA from acquisitions made during the period.
(5)	Other includes certain other miscellaneous items (the three months ended October 2, 2009 and the three months ended April 3, 2009 include approximately $10.3 million and $3.7 million, respectively, of severance and other related costs incurred in the Food and Support Services—North American and Food and Support Services—International segments).

Our covenant requirements and actual ratios for the twelve months ended January 1, 2010 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.25x	3.70x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.36x

(1)	Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.
(2)	Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of January 1, 2010 was $185.9 million, which is based on approximately 13.5 million shares of common stock of the Parent Company valued at $13.78 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount of the facility is $250 million. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. As collections reduce previously sold interests, interests in new, eligible receivables can be sold, subject to meeting certain conditions. This two-step transaction is accounted for as a sale of receivables following the provisions of the authoritative accounting guidance.

The Company has retained an undivided interest in the transferred receivables of approximately $209.2 million and $264.3 million at January 1, 2010 and October 2, 2009, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both January 1, 2010 and October 2, 2009. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At January 1, 2010 and October 2, 2009, approximately $250.0 million and $235.4 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the three months ended January 1, 2010 and January 2, 2009, ARAMARK Receivables, LLC sold an undivided interest in approximately $750 million in both periods of trade account receivables and remitted to bank conduits, pursuant to the servicing agreement, approximately $735.4 million and $750 million in collections on trade account receivables previously sold, respectively. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was approximately $0.7 million and $2.3 million for the three months ended January 1, 2010 and January 2, 2009, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income.

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

On October 3, 2008, the Company and a subsidiary were served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. On March 6, 2009, in response to motions by all defendants, the Court dismissed this action with prejudice. On April 3, 2009, the Relator filed notice of an appeal to the United States Court of Appeals for the Third Circuit, and the appeal was argued on January 15, 2010. The decision is pending. The Company intends to continue to vigorously defend against these claims.

On July 29, 2009, Genaro Zendejas Morales, a former employee of the Company, and Ricky Silva and Cristian Sanchez, current employees of ARAMARK Sports, LLC, filed a proposed class action complaint against the Company, ARAMARK Sports, Inc., and ARAMARK Sports, LLC in the United States District Court, Central District of California. The complaint, as filed, purports to assert class claims that defendants did not pay all monies due under California wage and hour laws. The plaintiffs are seeking unspecified monetary damages and injunctive relief. The parties have executed a memorandum of understanding for a full settlement of the matter. The settlement is conditioned on approval by the court.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 13 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including increased food costs, labor-related, energy or product sourcing and distribution costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of further unionization of our workforce; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; a decline in attendance at client facilities; the unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters or a flu pandemic on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws, immigration laws, human health and safety laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; a determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; our competitor’s activities or announced planned activities; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if we are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; our potential inability to repurchase our notes upon a change of control; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of January 1, 2010 has not materially changed from October 2, 2009 (See Item 7A of our Annual Report on Form 10-K for the year ended October 2, 2009). See Note 6 of the condensed consolidated financial statements for a discussion of the Company’s derivative instruments.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 2, “Legal Proceedings” for a description of the Company’s legal proceedings.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Share Purchase Agreement among Veris plc, ARAMARK Ireland Holdings Limited, ARAMARK Investments Limited and ARAMARK Corporation dated October 2009 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 4, 2009, pursuant to the Exchange Act (file number 001-04762)).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 9, 2010	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Share Purchase Agreement among Veris plc, ARAMARK Ireland Holdings Limited, ARAMARK Investments Limited and ARAMARK Corporation dated October 2009 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 4, 2009, pursuant to the Exchange Act (file number 001-04762)).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.