Form 10-Q
period 2010-04-02
ARAMARK CORP
filed 2010-05-12
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2010

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

Common stock outstanding at April 30, 2010: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	April 2, 2010	October 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$252,244	$224,644
Receivables	840,339	807,974
Inventories, at lower of cost or market	453,898	464,157
Prepayments and other current assets	197,852	191,659

Total current assets	1,744,333	1,688,434

Property and Equipment, net	1,100,424	1,160,511
Goodwill	4,539,141	4,526,376
Other Intangible Assets	2,001,026	2,056,337
Other Assets	864,725	867,767

	$10,249,649	$10,299,425

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$46,069	$43,943
Accounts payable	639,205	669,704
Accrued expenses and other current liabilities	973,543	1,020,932

Total current liabilities	1,658,817	1,734,579

Long-Term Borrowings	5,705,063	5,677,740
Deferred Income Taxes and Other Noncurrent Liabilities	1,317,704	1,350,346
Common Stock Subject to Repurchase	186,383	176,395
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,446,581	1,445,451
Earnings retained for use in the business	64,513	48,608
Accumulated other comprehensive loss	(129,412)	(133,694)

Total shareholder’s equity	1,381,682	1,360,365

	$10,249,649	$10,299,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended April 2, 2010	Three Months Ended April 3, 2009
Sales	$3,098,772	$3,029,301

Costs and Expenses:
Cost of services provided	2,819,355	2,782,289
Depreciation and amortization	127,307	123,571
Selling and general corporate expenses	54,336	51,994

	3,000,998	2,957,854

Operating income	97,774	71,447
Interest and Other Financing Costs, net	117,848	119,214

Loss before income taxes	(20,074)	(47,767)
Benefit for Income Taxes	(10,302)	(22,413)

Net loss	$(9,772)	$(25,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Six Months Ended April 2, 2010	Six Months Ended April 3, 2009
Sales	$6,292,718	$6,203,258

Costs and Expenses:
Cost of services provided	5,690,278	5,645,487
Depreciation and amortization	255,421	247,583
Selling and general corporate expenses	103,713	103,163

	6,049,412	5,996,233

Operating income	243,306	207,025
Interest and Other Financing Costs, net	226,955	244,411

Income (Loss) before income taxes	16,351	(37,386)
Provision (Benefit) for Income Taxes	446	(20,203)

Net income (loss)	$15,905	$(17,183)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended April 2, 2010	Six Months Ended April 3, 2009
Cash flows from operating activities:
Net income (loss)	$15,905	$(17,183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	255,421	247,583
Income taxes deferred	(24,926)	(25,931)
Share-based compensation expense	17,005	19,380
Changes in noncash working capital	(118,213)	(104,017)
Net change in proceeds from sale of receivables	8,598	(11,820)
Other operating activities	28,420	27,756

Net cash provided by operating activities	182,210	135,768

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(113,498)	(166,337)
Disposals of property and equipment	6,316	16,414
Acquisition of certain businesses, net of cash acquired	(81,106)	(49,364)
Other investing activities	3,492	4,215

Net cash used in investing activities	(184,796)	(195,072)

Cash flows from financing activities:
Proceeds from long-term borrowings	66,208	52,711
Payment of long-term borrowings	(20,141)	(25,049)
Proceeds from issuance of Parent Company common stock	2,164	1,235
Repurchase of Parent Company common stock	(5,462)	(11,075)
Other financing activities	(12,583)	102

Net cash provided by financing activities	30,186	17,924

Increase (decrease) in cash and cash equivalents	27,600	(41,380)
Cash and cash equivalents, beginning of period	224,644	148,919

Cash and cash equivalents, end of period	$252,244	$107,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 208.9 million common shares issued and approximately 203.9 million common shares outstanding as of April 2, 2010.

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

Certain prior period balances in the Company’s condensed consolidated statement of cash flows related to cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards have been reclassified to conform to current year presentation. The effect was not material. The Company calculated the provision (benefit) for income taxes for interim periods in fiscal 2010 and fiscal 2009 based on actual year-to-date results.

(2)	ACQUISITIONS:

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

The Company followed the acquisition method of accounting in accordance with the new accounting pronouncement related to business combinations, which the Company adopted in the first quarter of fiscal 2010 (see Note 14). The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed from Veris plc on October 30, 2009, based on the current best estimates of management. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed. Property and equipment, intangible assets and deferred income taxes were based on preliminary valuation data and estimates. Accordingly, the fair values of these assets and liabilities are subject to change.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)
Purchase consideration	$74,104

Current assets	$43,517
Current liabilities	(47,882)
Property and equipment	1,005
Customer relationship assets	40,079
Goodwill	42,454
Other Assets	956
Long-term Borrowings	(77)
Deferred income taxes and other noncurrent liabilities	(5,948)

$74,104

The goodwill arising from the acquisition consists largely of the growth opportunity the Company anticipates in the core businesses acquired. None of the goodwill is expected to be deductible for tax purposes. All of the goodwill recorded is included in the Food and Support Services—International segment.

The following unaudited pro forma results of operations (in thousands) for the six months ended April 2, 2010 and April 3, 2009 assume the facilities management and property management businesses of Veris plc had been acquired at the beginning of each fiscal period. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of each fiscal period, nor of the results that may be reported in the future.

	Six Months Ended April 2, 2010	Six Months Ended April 3, 2009
Sales	$6,307,806	$6,250,055
Net income (loss)	17,378	(15,938)

For the three and six months ended April 2, 2010, $21.1 million and $28.8 million of sales and $1.0 million and ($0.3) million of net income (loss), respectively, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition of the facilities management and property management businesses of Veris plc. Approximately $1.8 million of pretax transaction-related costs related to the acquisition were included in the six months ended April 2, 2010. These charges were expensed in accordance with the accounting pronouncement for business combinations and were recorded in “Selling and general corporate expenses” in the Condensed Consolidated Statement of Operations.

(3)	SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER:

The Company made interest payments of approximately $211.8 million and $221.4 million and income tax payments of approximately $22.2 million and $22.6 million during the six months ended April 2, 2010 and April 3, 2009, respectively.

Pension expense related to defined benefit plans for the six months ended April 2, 2010 and April 3, 2009 was approximately $4.6 million and $3.7 million, respectively.

(4)	COMPREHENSIVE INCOME (LOSS):

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income (loss) for the three and six months ended April 2, 2010 was approximately ($28.9) million and $20.2 million, respectively. For the three and six months ended April 3, 2009, total comprehensive loss was approximately ($24.3) million and ($87.7) million, respectively. As of April 2, 2010 and October 2, 2009, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($17.7) million, in both periods, foreign currency translation adjustment (net of tax) of approximately $3.0 million and $22.2 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($114.7) million and ($138.2) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill represents the excess of the cost of an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. Changes in total goodwill during the six months ended April 2, 2010 follow (in thousands):

Segment	October 2, 2009	Acquisitions	Translation and Other	April 2, 2010
Food and Support Services—North America	$3,484,841	$(1,608)	$(4,791)	$3,478,442
Food and Support Services—International	441,525	42,118	(23,574)	460,069
Uniform and Career Apparel	600,010	620	—	600,630

	$4,526,376	$41,130	$(28,365)	$4,539,141

The amounts for fiscal 2010 acquisitions may be revised upon final determination of the purchase price allocations. The other adjustment to the Food and Support Services—North America segment represents an immaterial correction related to the Transaction accounting.

Other intangible assets consist of (in thousands):

	April 2, 2010			October 2, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,823,718	$(582,340)	$1,241,378	$1,780,875	$(488,238)	$1,292,637
Tradename	759,648	—	759,648	763,700	—	763,700

	$2,583,366	$(582,340)	$2,001,026	$2,544,575	$(488,238)	$2,056,337

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

Amortization of intangible assets for the six months ended April 2, 2010 and April 3, 2009 was approximately $94.0 million and $90.5 million, respectively.

(6)	BORROWINGS:

On March 26, 2010, the Company amended and restated its senior secured credit agreement (“Restated Credit Agreement”). Among other things, the Restated Credit Agreement: (i) extends the maturity date of $1,407.4 million of the Company’s U.S. denominated term loan and $92.6 million of the letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016; provided that if any of the Company’s $1.28 billion of 8.5% senior notes due 2015 or $500 million of senior floating rate notes due 2015 are outstanding on October 31, 2014, the maturity date of such term loans and letter of credit deposits shall be October 31, 2014, (ii) permits future extensions and refinancings of the maturity date of the Company’s term loans, letter of credit deposits and revolving credit commitments under the Restated Credit Agreement, (iii) establishes a sub-limit of $250 million for revolving letters of credit under the Restated Credit Agreement, and (iv) permits the Company to refinance term loans in the future with the proceeds of unsecured or secured notes issued by the Company; provided that any such secured notes are subject to a customary first- or second-lien intercreditor agreement, as applicable. The Restated Credit Agreement also increases the applicable margin with respect to the extended term loans to 3.25% for LIBOR borrowings and extended letter of credit facility fees and to 2.25% with respect to extended term loan base-rate borrowings. It also provides for a 1.0% prepayment premium if any extended term loans are prepaid prior to March 26, 2011 with the proceeds of new term loans having lower interest margins than the extended term loans’ margins. The maturity date, interest margins and letter of credit fees for loans and letters of credit deposits that were not extended remain unchanged. Consenting lenders received a one-time amendment fee of approximately $1.9 million in the aggregate on their total loan commitments. For the three and six months ended April 2, 2010, approximately $8.3 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $7.5 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners.

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

Cash Flow Hedges

As of April 2, 2010, the Company has outstanding $2.8 billion and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. During the six months ended April 2, 2010, $680.0 million and £50.0 million of interest rate swap agreements matured. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of April 2, 2010 and October 2, 2009, approximately ($105.7) million and ($128.1) million of unrealized losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the six months ended April 2, 2010 and April 3, 2009 was immaterial.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During the six months ended April 2, 2010 and April 3, 2009, approximately ($8.3) million of unrealized losses, net of tax, and $9.7 million of unrealized gains, net of tax, related to the swap were recorded in “Accumulated other comprehensive loss,” respectively. Approximately $7.7 million and ($13.8) million were reclassified to offset net translation gain (losses) on the foreign currency denominated debt during the six months ended April 2, 2010 and April 3, 2009, respectively. As of April 2, 2010 and October 2, 2009, approximately ($9.0) million and ($8.4) million of unrealized losses, net of tax, related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the six months ended April 2, 2010 and April 3, 2009 was immaterial.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of April 2, 2010, the Company has contracts for approximately 460,000 MMBtu’s outstanding for fiscal 2010 that are designated as cash flow hedging instruments. During the six months ended April 2, 2010, the Company entered into contracts totaling approximately 186,000 MMBtu’s. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of April 2, 2010 and October 2, 2009, approximately ($0.4) million and ($0.6) million of unrecognized losses, net of tax, were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. There was no hedge ineffectiveness for the six months ended April 2, 2010 and April 3, 2009.

The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of April 2, 2010, the Company has contracts for approximately 6.0 million gallons outstanding for fiscal 2010 and fiscal 2011 that are designated as cash flow hedging instruments. During the six months ended April 2, 2010, the Company entered into contracts totaling approximately 3.2 million gallons. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of April 2, 2010 and October 2, 2009, approximately $0.4 million of unrecognized gains, net of tax, and approximately ($1.1) million of unrecognized losses, net of tax, were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for the six months ended April 2, 2010 and April 3, 2009 was immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (Loss) (in thousands):

	Three Months Ended April 2, 2010	Three Months Ended April 3, 2009
Interest rate swap agreements	$3,980	$9,559
Cross currency swap agreements	139	276
Natural gas hedge agreements	(204)	104
Gasoline and diesel fuel hedge agreements	271	2,251

	$4,186	$12,190

	Six Months Ended April 2, 2010	Six Months Ended April 3, 2009
Interest rate swap agreements	$22,364	$(51,234)
Cross currency swap agreements	(598)	(4,075)
Natural gas hedge agreements	183	(309)
Gasoline and diesel fuel hedge agreements	1,525	(2,972)

	$23,474	$(58,590)

Derivatives not Designated in Hedging Relationships

As of April 2, 2010, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €60.9 million, £17.5 million and CAD5.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

The following table summarizes the location and fair value of our derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	April 2, 2010	October 2, 2009
ASSETS
Designated as hedging instruments:
Gasoline and diesel fuel hedge agreements	Prepayments	$711	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	46	—

Total derivatives		$757	$—

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$736	$1,039
Gasoline and diesel fuel hedge agreements	Accounts Payable	—	1,810
Interest rate swap agreements	Accrued Expenses	—	19,640
Interest rate swap agreements	Other Noncurrent Liabilities	179,429	196,039
Cross currency swap agreements	Other Noncurrent Liabilities	36,945	24,183

		217,110	242,711

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	—	392

Total derivatives		$217,110	$243,103

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for our derivatives designated as hedging instruments in our Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended April 2, 2010	Three Months Ended April 3, 2009
Interest rate swap agreements	Interest Expense	$37,281	$31,158
Cross currency swap agreements	Interest Expense	1,787	1,131
Natural gas hedge agreements	Cost of services provided	412	1,755
Gasoline and diesel fuel hedge agreements	Cost of services provided	380	4,103

		$39,860	$38,147

	Account	Six Months Ended April 2, 2010	Six Months Ended April 3, 2009
Interest rate swap agreements	Interest Expense	$75,419	$43,598
Cross currency swap agreements	Interest Expense	3,971	1,373
Natural gas hedge agreements	Cost of services provided	1,314	2,769
Gasoline and diesel fuel hedge agreements	Cost of services provided	1,326	5,472

		$82,030	$53,212

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended April 2, 2010	Three Months Ended April 3, 2009
Foreign currency forward exchange contracts	Interest Expense	$(4,271)	$111

	Account	Six Months Ended April 2, 2010	Six Months Ended April 3, 2009
Foreign currency forward exchange contracts	Interest Expense	$(6,073)	$188

(8)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of April 2, 2010 and October 2, 2009 was $186.4 million and $176.4 million, which is based on approximately 13.3 million and 13.4 million shares of common stock of the Parent Company valued at $14.04 and $13.15 per share, respectively. The fair value of our common stock subject to repurchase is calculated using discounted cash flow techniques, comparable public company trading multiples and transaction multiples. During the six months ended April 2, 2010 and April 3, 2009, approximately $12.1 million and $16.4 million of common stock of the Parent Company was repurchased, respectively. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

(9)	SHARE-BASED COMPENSATION:

During the three and six months ended April 2, 2010, share-based compensation expense was approximately $11.4 million, before taxes of $4.4 million, and approximately $17.0 million, before taxes of $6.6 million, respectively. During the three and six months ended April 3, 2009, share-based compensation expense was approximately $9.6 million, before taxes of $3.8 million, and approximately $19.4 million, before taxes of $7.6 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

Time-Based Options

The compensation cost charged to expense during the three and six months ended April 2, 2010 for Time-Based Options was approximately $4.0 million and $6.8 million, respectively. The compensation cost charged to expense during the three and six months ended April 3, 2009 for Time-Based Options was approximately $3.0 million and $5.6 million, respectively. As of April 2, 2010, there was approximately $25.6 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 2.90 years.

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at October 2, 2009	12,927	$10.70
Granted	3,758	$14.03
Exercised	(224)	$10.04
Forfeited	(266)	$11.02

Outstanding at April 2, 2010	16,195	$11.48

Performance-Based Options

On December 9, 2009, the Parent Company Board waived the EBIT target for fiscal 2009 with respect to approximately 1.1 million options representing 35% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2009 EBIT target. Accordingly, such portion of the Performance-Based Options vest when the time-based vesting requirement of such options is satisfied. In addition on December 9, 2009, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2010 that were revised to recognize the effects of the economic environment on the Company’s business. Approximately 3.3 million options were affected by the new annual and cumulative EBIT targets for fiscal 2010. On March 1, 2010, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2011 and beyond. Approximately 0.8 million options were affected by the new annual and cumulative EBIT targets for fiscal 2011 and beyond. The fair value of these Performance-Based Options were revalued at the award modification dates in accordance with authoritative accounting guidance. The fair value of the Performance-Based Options modified during the six months ended April 2, 2010 was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions noted in the table below.

Six Months Ended April 2, 2010
Expected volatility	30%
Expected dividend yield	0%
Expected life (in years)	3.6-6.8
Risk-free interest rate	1.23%-3.04%

The weighted-average fair value of the Performance-Based Options modified during the six months ended April 2, 2010 was $5.19 per option.

The compensation cost charged to expense during the three and six months ended April 2, 2010 for Performance-Based Options was approximately $7.0 million and $9.8 million, respectively. The compensation cost charged to expense during the three and six months ended April 3, 2009 for Performance-Based Options was approximately $6.2 million and $13.4 million, respectively. As of April 2, 2010, there was approximately $28.3 million of unrecognized compensation expense related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 1.24 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at October 2, 2009	13,199	$10.69
Granted	3,758	$14.03
Exercised	(182)	$10.05
Forfeited	(338)	$10.81

Outstanding at April 2, 2010	16,437	$11.46

Deferred Stock Units

The Company granted 28,490 deferred stock units during the six months ended April 2, 2010. The compensation cost charged to expense during the three and six months ended April 2, 2010 for deferred stock units was approximately $0.4 million in each period. The Company granted 31,920 deferred stock units during the six months ended April 3, 2009. The compensation cost charged to expense during the three and six months ended April 3, 2009 for deferred stock units was approximately $0.4 million in each period.

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

The Company has retained an undivided interest in the transferred receivables of approximately $194.4 million and $264.3 million at April 2, 2010 and October 2, 2009, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both April 2, 2010 and October 2, 2009. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At April 2, 2010 and October 2, 2009, approximately $244.0 million and $235.4 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the six months ended April 2, 2010 and April 3, 2009, ARAMARK Receivables, LLC sold an undivided interest in approximately $1.5 billion in both periods of trade account receivables and remitted to bank conduits, pursuant to the servicing agreement, approximately $1.4 billion and $1.5 billion in collections on trade account receivables previously sold, respectively. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $1.4 million and $3.4 million for the six months ended April 2, 2010 and April 3, 2009, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $216.2 million and $212.3 million at April 2, 2010 and October 2, 2009, respectively which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended April 2, 2010	Six Months Ended April 2, 2010
Sales	$382,617	$776,055
Gross profit	45,580	97,521
Net income	7,575	19,057

	Three Months Ended April 3, 2009	Six Months Ended April 3, 2009
Sales	$391,166	$762,394
Gross profit	46,090	93,649
Net income	9,463	18,401

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $2.4 million and $7.2 million for the three and six months ended April 2, 2010, respectively. For the three and six months ended April 3, 2009, ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization of allocated purchase consideration, was $3.8 million and $7.3 million, respectively.

(12)	DEVELOPMENTS IN THE UNIFORM AND CAREER APPAREL SEGMENT

During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company exited a portion of its direct marketing business directed at consumers and very small businesses and migrated its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company reduced its headcount in all the other businesses in the Uniform and Career Apparel segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 for severance and other related costs (approximately $8.5 million), inventory write-downs (approximately $18.5 million primarily as a result of the exit from a portion of its direct marketing business and approximately $2.2 million at other businesses within the segment in response to demand softness) and other asset write-downs (approximately $5.0 million, of which $2.0 million related to additional reserves for receivables and $3.0 million related to facility and equipment write-downs), which is included in “Cost of services provided” in the Condensed Consolidated Statements of Operations. During the first quarter of fiscal 2010, the Company recorded an additional facility write-down of approximately $1.5 million. In April 2010, the Company finalized the sale of its direct marketing facility in Norwell.

(13)	BUSINESS SEGMENTS:

Sales and operating income (loss) by reportable segment follow (in thousands):

Sales	Three Months Ended April 2, 2010	Three Months Ended April 3, 2009
Food and Support Services—North America	$2,104,939	$2,070,074
Food and Support Services—International	633,709	560,282
Uniform and Career Apparel	360,124	398,945

	$3,098,772	$3,029,301

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating Income (Loss)	Three Months Ended April 2, 2010	Three Months Ended April 3, 2009
Food and Support Services—North America	$82,217	$84,424
Food and Support Services—International	16,810	19,629
Uniform and Career Apparel	18,111	(13,854)

	117,138	90,199
Corporate	(19,364)	(18,752)

Operating Income	97,774	71,447
Interest, net	(117,848)	(119,214)

Income (Loss) Before Taxes	$(20,074)	$(47,767)

Sales	Six Months Ended April 2, 2010	Six Months Ended April 3, 2009
Food and Support Services—North America	$4,269,738	$4,212,833
Food and Support Services—International	1,282,192	1,161,746
Uniform and Career Apparel	740,788	828,679

	$6,292,718	$6,203,258

Operating Income	Six Months Ended April 2, 2010	Six Months Ended April 3, 2009
Food and Support Services—North America	$193,515	$189,055
Food and Support Services—International	38,890	39,228
Uniform and Career Apparel	43,019	15,881

	275,424	244,164
Corporate	(32,118)	(37,139)

Operating Income	243,306	207,025
Interest, net	(226,955)	(244,411)

Income (Loss) Before Taxes	$16,351	$(37,386)

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

During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. In addition, the Company reduced its headcount in all the other businesses in the Uniform and Career Apparel segment. The Company recorded a charge of approximately $34.2 million in the second quarter of fiscal 2009 related to these actions (see Note 12).

Corporate expenses include share-based compensation expense (see Note 9).

(14)	NEW ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting pronouncement became effective for ARAMARK beginning in fiscal 2009 for financial assets and financial liabilities and fiscal 2010 for nonfinancial assets and nonfinancial liabilities. The Company adopted this accounting pronouncement for financial assets and financial liabilities in fiscal 2009 (see Note 16). The Company adopted this accounting pronouncement for nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010, the effect of which was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In January 2010, the FASB issued an amendment that will require new disclosures about recurring and non-recurring fair-value measurements. The new disclosures include significant transfers into and out of level 1 and 2 measurements and will change the current disclosure requirement of level 3 measurement activity from a net basis to a gross basis. The amendment also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures are effective for ARAMARK in fiscal 2010, except for the revised disclosures about level 3 measurement activity, which are not effective for ARAMARK until beginning in fiscal 2012. The new guidance impacts disclosures only and has no impact on the Company’s results of operations or financial position. The Company is currently evaluating the disclosure impact about level 3 measurement activity.

(15)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $94.0 million at April 2, 2010 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at April 2, 2010.

From time to time, the Company is a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws, import and export controls and customs laws, environmental laws, false claims statutes and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

On October 3, 2008, the Company and a subsidiary were served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. On March 6, 2009, in response to motions by all defendants, the Court dismissed this action with prejudice. On April 3, 2009, the Relator appealed, and on February 9, 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal. Subsequent motions by the Relator to the Third Circuit were also promptly denied. No petition for certiorari to the United States Supreme Court has been filed. Unless such petition is filed promptly, the time for further appeal will expire.

On July 29, 2009, Genaro Zendejas Morales, a former employee of the Company, and Ricky Silva and Cristian Sanchez, current employees of ARAMARK Sports, LLC, filed a proposed class action complaint against the Company, ARAMARK Sports, Inc., and ARAMARK Sports, LLC in the United States District Court, Central District of California. The complaint, as filed, purports to assert class claims that defendants did not pay all monies due under California wage and hour laws. The plaintiffs are seeking unspecified monetary damages and injunctive relief. The parties have executed a memorandum of understanding for a full settlement of the matter. The settlement is conditioned on final approval by the court. The Company has accrued its best estimate of the settlement amount as of April 2, 2010.

(16)	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

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

The fair value of the Company’s debt at April 2, 2010 and October 2, 2009 was $5,711.9 million and $5,414.0 million, respectively. The carrying value of the Company’s debt at April 2, 2010 and October 2, 2009 was $5,751.1 million and $5,721.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At April 2, 2010 and October 2, 2009, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	April 2, 2010				October 2, 2009
	Level 1	Level 2	Level 3	Total	Total
Assets:
Undivided retained interest in trade receivables sold under the Company’s Receivable Facility	$—	$—	$194,410	$194,410	$264,335
Gasoline and diesel fuel hedge agreements	—	711	—	711	—
Foreign currency forward exchange contracts	—	46	—	46	—

Total assets measured at fair value on a recurring basis	$—	$757	$194,410	$195,167	$264,335

Liabilities:
Interest rate swap agreements	$—	$179,429	$—	$179,429	$215,679
Cross currency swap agreements	—	36,945	—	36,945	24,183
Natural gas hedge agreements	—	736	—	736	1,039
Gasoline and diesel fuel hedge agreements	—	—	—	—	1,810
Foreign currency forward exchange contracts	—	—	—	—	392

Total liabilities measured at fair value on a recurring basis	$—	$217,110	$—	$217,110	$243,103

Common Stock Subject to Repurchase	$—	$—	$186,383	$186,383	$176,395

At October 2, 2009, the Company’s derivative instruments were measured at fair value using significant other observable inputs (Level 2).

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for the six months ended April 2, 2010 (in thousands):

	Undivided retained interest in trade receivables	Common Stock Subject to Repurchase
Balance at October 2, 2009	$264,335	$176,395
Net realized gains/(losses) included in earnings	(1,939)	—
Net purchases, issuances and settlements	(67,986)	(1,952)
Change in fair market value of common stock of the Parent Company	—	11,940

Balance at April 2, 2010	$194,410	$186,383

Net realized gain/(losses) are included in “Cost of services provided” in the Condensed Consolidated Statements of Operations.

(17)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

April 2, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$176.6	$28.0	$47.6	$—	$252.2
Receivables	0.5	208.7	631.2	—	840.4
Inventories, at lower of cost or market	16.7	366.2	71.0	—	453.9
Prepayments and other current assets	20.5	124.6	52.8	—	197.9

Total current assets	214.3	727.5	802.6	—	1,744.4

Property and Equipment, net	39.4	841.4	219.6	—	1,100.4
Goodwill	173.1	3,896.2	469.9	—	4,539.2
Investment in and Advances to Subsidiaries	6,764.8	219.0	310.7	(7,294.5)	—
Other Intangible Assets	65.5	1,677.0	258.5	—	2,001.0
Other Assets	97.6	488.4	280.7	(2.0)	864.7

	$7,354.7	$7,849.5	$2,342.0	$(7,296.5)	$10,249.7

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$6.5	$13.2	$26.3	$—	$46.0
Accounts payable	113.5	270.1	255.6	—	639.2
Accrued expenses and other liabilities	145.0	596.7	231.8	0.1	973.6

Total current liabilities	265.0	880.0	513.7	0.1	1,658.8

Long-Term Borrowings	5,115.3	33.0	556.8	—	5,705.1
Deferred Income Taxes and Other Noncurrent Liabilities	406.3	769.9	141.5	—	1,317.7
Intercompany Payable	—	5,965.0	899.6	(6,864.6)	—
Common Stock Subject to Repurchase	186.4	—	—	—	186.4
Shareholder’s Equity	1,381.7	201.6	230.4	(432.0)	1,381.7

	$7,354.7	$7,849.5	$2,342.0	$(7,296.5)	$10,249.7

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended April 2, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$241.2	$1,963.4	$894.2	$—	$3,098.8

Costs and Expenses:
Cost of services provided	228.4	1,768.4	822.6	—	2,819.4
Depreciation and amortization	5.0	96.8	25.5	—	127.3
Selling and general corporate expenses	22.1	26.6	5.6	—	54.3
Interest and other financing costs	110.3	0.6	7.0	—	117.9
Expense allocation	(115.8)	110.5	5.3	—	—

	250.0	2,002.9	866.0	—	3,118.9

Income (Loss) before income taxes	(8.8)	(39.5)	28.2	—	(20.1)
Provision (Benefit) for Income Taxes	1.4	(19.1)	7.4	—	(10.3)
Equity in Net Income of Subsidiaries	0.4	—	—	(0.4)	—

Net income (loss)	$(9.8)	$(20.4)	$20.8	$(0.4)	$(9.8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the six months ended April 2, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$480.5	$4,013.6	$1,798.6	$—	$6,292.7

Costs and Expenses:
Cost of services provided	453.5	3,582.4	1,654.4	—	5,690.3
Depreciation and amortization	10.0	194.6	50.9	—	255.5
Selling and general corporate expenses	38.0	52.1	13.6	—	103.7
Interest and other financing costs	214.3	0.9	11.7	—	226.9
Expense allocation	(220.6)	208.9	11.7	—	—

	495.2	4,038.9	1,742.3	—	6,276.4

Income (Loss) before income taxes	(14.7)	(25.3)	56.3	—	16.3
Provision (Benefit) for Income Taxes	(0.4)	(13.2)	14.0	—	0.4
Equity in Net Income of Subsidiaries	30.2	—	—	(30.2)	—

Net income (loss)	$15.9	$(12.1)	$42.3	$(30.2)	$15.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended April 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$245.5	$1,989.4	$794.4	$—	$3,029.3

Costs and Expenses:
Cost of services provided	230.4	1,819.8	732.0	—	2,782.2
Depreciation and amortization	5.3	98.9	19.4	—	123.6
Selling and general corporate expenses	21.9	25.1	5.0	—	52.0
Interest and other financing costs	109.6	0.3	9.4	—	119.3
Expense allocation	(124.5)	122.1	2.4	—	—

	242.7	2,066.2	768.2	—	3,077.1

Income (Loss) before income taxes	2.8	(76.8)	26.2	—	(47.8)
Provision (Benefit) for Income Taxes	(6.0)	(22.4)	6.0	—	(22.4)
Equity in Net Loss of Subsidiaries	(34.2)	—	—	34.2	—

Net income (loss)	$(25.4)	$(54.4)	$20.2	$34.2	$(25.4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the six months ended April 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$499.6	$4,079.5	$1,624.2	$—	$6,203.3

Costs and Expenses:
Cost of services provided	471.1	3,676.3	1,498.1	—	5,645.5
Depreciation and amortization	11.6	194.1	41.9	—	247.6
Selling and general corporate expenses	42.4	50.5	10.3	—	103.2
Interest and other financing costs	221.0	0.9	22.5	—	244.4
Expense allocation	(227.6)	220.3	7.3	—	—

	518.5	4,142.1	1,580.1	—	6,240.7

Income (Loss) before income taxes	(18.9)	(62.6)	44.1	—	(37.4)
Provision (Benefit) for Income Taxes	(10.2)	(20.3)	10.3	—	(20.2)
Equity in Net Loss of Subsidiaries	(8.5)	—	—	8.5	—

Net income (loss)	$(17.2)	$(42.3)	$33.8	$8.5	$(17.2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended April 2, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$67.4	$(13.3)	$130.4	$(2.3)	$182.2

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(6.0)	(79.4)	(28.1)	—	(113.5)
Disposals of property and equipment	0.9	2.3	3.1	—	6.3
Acquisitions of businesses, net of cash acquired	—	(5.9)	(75.2)	—	(81.1)
Other investing activities	(0.3)	5.3	(1.5)	—	3.5

Net cash used in investing activities	(5.4)	(77.7)	(101.7)	—	(184.8)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	—	66.2	—	66.2
Payment of long-term borrowings	(8.2)	(7.7)	(4.2)	—	(20.1)
Proceeds from issuance of Parent Company common stock	2.2	—	—	—	2.2
Repurchase of Parent Company common stock	(5.5)	—	—	—	(5.5)
Other financing activities	(10.5)	(2.1)	—	—	(12.6)
Change in intercompany, net	(20.2)	102.2	(84.3)	2.3	—

Net cash provided by (used in) financing activities	(42.2)	92.4	(22.3)	2.3	30.2

Increase in cash and cash equivalents	19.8	1.4	6.4	—	27.6
Cash and cash equivalents, beginning of period	156.8	26.6	41.2	—	224.6

Cash and cash equivalents, end of period	$176.6	$28.0	$47.6	$—	$252.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended April 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$10.6	$23.7	$105.4	$(3.9)	$135.8

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(2.4)	(118.3)	(45.7)	—	(166.4)
Disposals of property and equipment	0.6	13.8	2.0	—	16.4
Acquisitions of businesses, net of cash acquired	—	(5.3)	(44.0)	—	(49.3)
Other investing activities	(1.4)	4.5	1.1	—	4.2

Net cash used in investing activities	(3.2)	(105.3)	(86.6)	—	(195.1)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	—	52.7	—	52.7
Payment of long-term borrowings	(1.1)	(7.4)	(16.5)	—	(25.0)
Proceeds from issuance of Parent Company common stock	1.2	—	—	—	1.2
Repurchase of Parent Company stock	(11.1)	—	—	—	(11.1)
Other financing activities	0.1	—	—	—	0.1
Change in intercompany, net	(32.0)	83.4	(55.3)	3.9	—

Net cash provided by (used in) financing activities	(42.9)	76.0	(19.1)	3.9	17.9

Decrease in cash and cash equivalents	(35.5)	(5.6)	(0.3)	—	(41.4)
Cash and cash equivalents, beginning of period	78.4	31.7	38.8	—	148.9

Cash and cash equivalents, end of period	$42.9	$26.1	$38.5	$—	$107.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended April 2, 2010 and April 3, 2009 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

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

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows an alternative method when, in certain situations, the actual interim period effective tax rate may be used if it provides the best estimate of the annual effective tax rate. The Company applied this alternative method and computed the discrete provision (benefit) for income taxes for interim periods in fiscal 2010 and fiscal 2009 based on actual year-to-date results.

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

We disclosed the fair values of our assets and liabilities in Note 16 to the condensed consolidated financial statements. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our undivided retained interest in trade receivables and common stock subject to repurchase are derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

The following tables present our sales and operating income (loss), and related percentages, attributable to each operating segment, for the three and six months ended April 2, 2010 and April 3, 2009 (dollars in millions).

	Three Months Ended				Six Months Ended
	April 2, 2010		April 3, 2009		April 2, 2010		April 3, 2009
Sales by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$2,105.0	68%	$2,070.1	68%	$4,269.7	68%	$4,212.8	68%
Food and Support Services – International	633.7	20%	560.3	19%	1,282.2	20%	1,161.8	19%
Uniform and Career Apparel	360.1	12%	398.9	13%	740.8	12%	828.7	13%

	$3,098.8	100%	$3,029.3	100%	$6,292.7	100%	$6,203.3	100%

	Three Months Ended				Six Months Ended
	April 2, 2010		April 3, 2009		April 2, 2010		April 3, 2009
Operating Income (Loss) by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$82.2	84%	$84.4	118%	$193.5	79%	$189.0	91%
Food and Support Services – International	16.8	17%	19.6	27%	38.9	16%	39.2	19%
Uniform and Career Apparel	18.1	19%	(13.8)	-19%	43.0	18%	15.9	8%

	117.1	120%	90.2	126%	275.4	113%	244.1	118%
Corporate	(19.3)	-20%	(18.8)	-26%	(32.1)	-13%	(37.1)	-18%

	$97.8	100%	$71.4	100%	$243.3	100%	$207.0	100%

Consolidated Overview

Sales of $3.1 billion for the second quarter of fiscal 2010 and $6.3 billion for the six month period represented an increase of 2% and 1%, respectively, over the prior year periods, with the impact of foreign currency translation (approximately 2%, in both periods) and acquisitions (approximately 1%, in both periods) contributing to the growth. In addition, growth in Higher Education and the Healthcare sector in our Food and Support Services—North America segment and Chile in our Food and Support Services—International segment was more than offset by the year-over-year impact that the increased unemployment levels and reduced consumer discretionary spending had on our Business & Industry sector in our Food and Support Services—North America segment, the reduced client employee headcounts had on our Uniform and Career Apparel segment and the effects of economic pressures and lost business in the U.K., Ireland, Spain and Korea in our Food and Support Services—International segment.

Operating income was $97.8 million and $243.3 million for the three and six months of fiscal 2010 compared to $71.4 million and $207.0 million for the prior year periods, respectively. The increase in operating income is attributable to profit growth in our Education and Sports & Entertainment sectors, foreign currency translation (approximately 8% and 6%, respectively) and the approximately $34.2 million charge recorded during the second quarter of fiscal 2009 related to the repositioning of our Uniform and Career Apparel segment more than offsetting the current year profit declines in our Business & Industry and Healthcare sectors.

Interest and other financing costs, net, for the three and six months of fiscal 2010 decreased approximately $1.4 million and $17.5 million from the prior year periods, respectively, primarily due to lower interest rates, partially offset by the $8.3 million of third-party costs related to the amendment of the senior secured credit agreement (see Note 6). The effective tax rate for the second quarter of fiscal 2010 was 51.3% compared to 46.9% in the prior year period. The effective tax rate for the six months of fiscal 2010 was 2.7% compared to 54.0% in the prior year period. The lower effective tax rate for the six months of fiscal 2010 principally relates to the relative amount of U.S. and non-U.S. income or loss, the impact of lower foreign taxes and the impact of tax credits on lower pretax amounts. We anticipate that our effective tax rate may be volatile in future periods due to the effect that tax credits and other items have on our reduced pretax income (loss) as a result of the Transaction.

Net income (loss) for the three and six months of fiscal 2010 was ($9.8) million and $15.9 million, compared to ($25.4) million and ($17.2) million in the prior year periods, respectively.

Segment Results

The following tables present a fiscal 2010/2009 comparison of segment sales and operating income (loss) together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Six Months Ended
Sales by Segment	April 2, 2010	April 3, 2009	Change		April 2, 2010	April 3, 2009	Change
			$	%			$	%
Food and Support Services – North America	$2,105.0	$2,070.1	$34.9	2%	$4,269.7	$4,212.8	$56.9	1%
Food and Support Services – International	633.7	560.3	73.4	13%	1,282.2	1,161.8	120.4	10%
Uniform and Career Apparel	360.1	398.9	(38.8)	-10%	740.8	828.7	(87.9)	-11%

	$3,098.8	$3,029.3	$69.5	2%	$6,292.7	$6,203.3	$89.4	1%

	Three Months Ended				Six Months Ended
Operating Income (Loss) by Segment	April 2, 2010	April 3, 2009	Change		April 2, 2010	April 3, 2009	Change
			$	%			$	%
Food and Support Services – North America	$82.2	$84.4	$(2.2)	-3%	$193.5	$189.0	$4.5	2%
Food and Support Services – International	16.8	19.6	(2.8)	-14%	38.9	39.2	(0.3)	-1%
Uniform and Career Apparel	18.1	(13.8)	31.9	n/m (1)	43.0	15.9	27.1	n/m (1)
Corporate	(19.3)	(18.8)	(0.5)	3%	(32.1)	(37.1)	5.0	-14%

	$97.8	$71.4	$26.4	37%	$243.3	$207.0	$36.3	18%

(1)	Not meaningful

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for the three and six month periods of fiscal 2010 increased 2% and 1% over the prior year periods, respectively, as growth in Higher Education and Healthcare and the positive impact of foreign currency translation (approximately 2% and 1%, respectively) more than offset the decline in the Business & Industry sector. The Business & Industry sector had a low-single digit sales decline for the second quarter and mid-single digit sales decline for the six month period of 2010 resulting from the year-over-year lower employee population levels at many of our client locations as well as reduced activity in our remote camps business in Canada. The Education sector had mid-single digit sales growth for the three and six month periods of 2010 as base business growth in our Higher Education food business was offset somewhat by the negative impact of inclement weather and prior year lost business in K-12. In our Healthcare sector, we had a mid-single digit sales growth for the three and six month periods of 2010, primarily due to growth in base and net new business. Our Sports & Entertainment sector had low-single digit sales growth for three and six month periods of 2010 due to growth in our Parks, Destinations & Cultural Attractions business.

Operating income in the Food and Support Services—North America segment was $82.2 million for the second quarter of fiscal 2010 compared to $84.4 million in the prior year period. The positive impact of foreign currency translation (approximately 4%) was more than offset by the profit decline in the Business & Industry sector and some softness in Healthcare base business profitability. Operating income in the Food and Support Services—North America segment was $193.5 million for the six month period of fiscal 2010 compared to $189.0 million in the prior year period. Increased profit performance in our Higher Education business due to base business growth and favorable food costs and effective control of costs in our K-12 business and Sports & Entertainment sector more than offset the profit declines in our Business & Industry and Healthcare sectors. In addition, segment results benefited from the positive impact of foreign currency translation (approximately 3%).

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the three and six months of fiscal 2010 were $633.7 million and $1.3 billion, an increase of 13% and 10% compared to the prior year periods, respectively. Growth in base and net new business in Chile, Germany, China and Argentina, the Veris acquisition in Ireland (approximately 3% and 2%, respectively) and the positive impact of foreign currency translation (approximately 9% in both periods) were partially offset by sales declines in the U.K., Ireland, Spain and Korea due to the effects of economic pressures and lost business.

Operating income for the second quarter of fiscal 2010 was $16.8 million, down 14% from the prior year quarter as profits in Germany and Ireland (including the Veris acquisition) and the positive impact of foreign currency translation (approximately 4%) was more than offset by the profit decline in the U.K. due to the decline in sales and losses incurred in Chile due to the earthquake (approximately $1.9 million). For the six month period of fiscal 2010, operating income was $38.9 million, down 1% over the prior year period as improved profits in Germany and the positive impact of foreign currency translation (approximately 8%) were more than offset by the profit decline in the U.K.

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, sales for the three and six month periods of fiscal 2010 were $360.1 million and $740.8 million, down 10% and 11% from the prior year periods, respectively, as our uniform rental business experienced a 8% and 9% sales decline, respectively, resulting primarily from a reduction in the number of uniform wearers at our existing client locations compared to the prior year period.

Operating income (loss) for the second quarter of fiscal 2010 was $18.1 million compared to ($13.8) million in the prior year period. For the six month period of fiscal 2010, operating income was $43.0 million compared to $15.9 million in the prior year period, primarily due to the charge related to the repositioning effort in fiscal 2009. During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company exited a portion of its direct marketing business and migrated its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company reduced its headcount in all the other businesses in this segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 related to severance and other related costs, inventory write-downs and other asset write-downs, which is included in “Cost of services provided” in the Condensed Consolidated Statements of Operations. Operating income was also negatively impacted by the decline in sales in both the uniform rental and Galls businesses, with the Galls business generating small losses for the three and six month periods of both fiscal years.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $19.3 million for the three month period of fiscal 2010, compared to $18.8 million in the prior year period. For the six month period of fiscal 2010, corporate expenses were $32.1 million compared to $37.1 million for the prior year period, reflecting lower share-based compensation expense related to Performance-Based Options in the current year (see Note 9 to the condensed consolidated financial statements). In addition, corporate expenses are down due to reduced staff and administrative spending in the current year.

OUTLOOK

We anticipate that the current economic environment, including reduced consumer and client spending, reduced headcount at our clients, bankruptcies and companies going out of business and the variability of food and fuel costs, will likely continue to have an impact on our operations, particularly at our business, sports and entertainment and uniform client locations. In response to the lower levels of demand across our more economically sensitive food and facility services businesses, our teams will continue to pursue both revenue enhancements and appropriate cost controls. Our uniform team is focused on managing the business through this environment with a particular focus on appropriately reducing the cost structure, while maintaining high levels of customer service and continued efforts to acquire new customers. However, we are beginning to see signs of stabilization in our more economically sensitive food and facility services businesses and in our uniform business. Finally, as we experienced during fiscal 2009 and the first half of fiscal 2010, to the extent the U.S. dollar fluctuates against other currencies, it could continue to affect the reported results for our international operations.

LIQUIDITY AND CAPITAL RESOURCES

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities was $182.2 million in the fiscal 2010 six month period compared to $135.8 million in the comparable six month period of fiscal 2009. The principal components (in millions) of the net change of $46.4 million were:

• Increase in the total of net income and noncash charges	$39.6
• Increase in accounts receivable sale proceeds	20.4
• Increased working capital requirements	(14.2)
• Other, net	0.6

$46.4

The increase in the total of net income and noncash charges results mainly from the higher operating results of the Company, as discussed above. The accounts receivable proceeds increased primarily as a result of timing of funding under the facility in fiscal 2010 and fiscal 2009. As expected and consistent with historical patterns, working capital was a use of cash for us during the first half of our fiscal year. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $140.0 million), primarily due to the improvement in collection efforts in fiscal 2009 that created a large source of cash, whereas fiscal 2010 has been a normal use of cash, and Inventory (approximately $26.6 million), primarily due to inventory reductions in the Uniform and Career Apparel segment and other Company-wide inventory control measures in fiscal 2009, partially offset by changes in Accounts Payable (approximately $88.8 million) and Accrued Expenses (approximately $46.3 million) due to timing of disbursements.

Management believes that the Company’s cash and cash equivalents, cash flows provided by operating activities and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $574.9 million and $517.4 million at April 30, 2010 and April 2, 2010, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt repayments and other cash needs. While we believe we enjoy a strong liquidity position overall, the Company will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the Food and Support Services operating income in North America comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets in order to respond to changing conditions.

As of April 2, 2010, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $3,041.1 million; a yen denominated term loan to the Company in the amount of ¥5,245.8 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $164.5 million; a Euro denominated term loan to an Irish subsidiary in an amount of €42.6 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £118.0 million; and a Euro denominated term loan to German subsidiaries in the amount of €67.7 million. As of April 2, 2010, there was approximately $473.9 million outstanding in foreign currency borrowings.

During the first quarter of fiscal 2010, the Company completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.1 million in cash (see Note 2 to the condensed consolidated financial statements).

On March 26, 2010, the Company amended and restated its senior secured credit agreement (“Restated Credit Agreement”). Among other things, the Restated Credit Agreement: (i) extends the maturity date of $1,407.4 million of the Company’s U.S. denominated term loan and $92.6 million of the letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016; provided that if any of the Company’s $1.28 billion of 8.5% senior notes due 2015 or $500 million of senior floating rate notes due 2015 are outstanding on October 31, 2014, the maturity date of such term loans and letter of credit deposits shall be October 31, 2014, (ii) permits future extensions and refinancings of the maturity date of the Company’s term loans, letter of credit deposits and revolving credit commitments under the Restated Credit Agreement, (iii) establishes a sub-limit of $250 million for revolving letters of credit under the Restated Credit Agreement, and (iv) permits the Company to refinance term loans in the future with the proceeds of unsecured or secured notes issued by the Company; provided that any such secured notes are subject to a customary first- or second-lien intercreditor agreement, as applicable. The Restated Credit Agreement also increases the applicable margin with respect to the extended term loans to 3.25% for LIBOR borrowings and extended letter of credit facility fees and to 2.25% with respect to extended term loan base-rate borrowings. It also provides for a 1.0% prepayment premium if any extended term loans are prepaid prior to March 26, 2011 with the proceeds of new term loans having lower interest margins than the extended term loans’ margins. The maturity date, interest margins and letter of credit fees for loans and letters of credit deposits that were not extended remain unchanged. Consenting lenders received a one-time amendment fee of approximately $1.9 million in the aggregate on their total loan commitments. For the three and six months ended April 2, 2010, approximately $8.3 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $7.5 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of April 2, 2010, we were in compliance with these covenants.

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

(dollars in millions)	Three Months Ended April 2, 2010	Three Months Ended January 1, 2010	Three Months Ended October 2, 2009	Three Months Ended July 3, 2009	Twelve Months Ended April 2, 2010
Net income (loss)	$(9.8)	$25.7	$16.5	$(6.2)	$26.2
Interest and other financing costs, net	117.8	109.1	108.5	119.4	454.8
Provision (benefit) for income taxes	(10.3)	10.7	6.1	(13.7)	(7.2)
Depreciation and amortization	127.3	128.1	127.6	128.0	511.0

EBITDA	225.0	273.6	258.7	227.5	984.8
Share-based compensation expense (1)	11.4	5.6	3.0	3.0	23.0
Unusual or non-recurring losses (2)	—	1.5	—	0.2	1.7
Pro forma EBITDA for equity method investees (3)	6.5	7.0	2.4	4.0	19.9
Pro forma EBITDA for certain transactions (4)	—	1.8	2.8	2.8	7.4
Other (5)	0.2	1.1	10.0	—	11.3

Adjusted EBITDA	$243.1	$290.6	$276.9	$237.5	$1,048.1

(1)	Represents share-based compensation expense resulting from the application of accounting for stock options and deferred stock unit awards (see Note 9 to the condensed consolidated financial statements).

(2)	Represents charges for the repositioning of the Uniform and Career Apparel segment (see Note 12 to the condensed consolidated financial statements).
(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Represents the annualizing of estimated EBITDA from acquisitions made during the period.
(5)	Other includes certain other miscellaneous items (the three months ended October 2, 2009 include approximately $10.3 million of severance and other related costs incurred in the Food and Support Services—North America and Food and Support Services—International segments).

Our covenant requirements and actual ratios for the twelve months ended April 2, 2010 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.25x	3.70x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.28x

(1)	Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.
(2)	Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of common stock subject to repurchase as of April 2, 2010 was $186.4 million, which is based on approximately 13.3 million shares of common stock of the Parent Company valued at $14.04. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

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

The Company has retained an undivided interest in the transferred receivables of approximately $194.4 million and $264.3 million at April 2, 2010 and October 2, 2009, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both April 2, 2010 and October 2, 2009. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At April 2, 2010 and October 2, 2009, approximately $244.0 million and $235.4 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the six months ended April 2, 2010 and April 3, 2009, ARAMARK Receivables, LLC sold an undivided interest in approximately $1.5 billion in both periods of trade account receivables and remitted to bank conduits, pursuant to the servicing agreement, approximately $1.4 billion and $1.5 billion in collections on trade account receivables previously sold, respectively. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $1.4 million and $3.4 million for the six months ended April 2, 2010 and April 3, 2009, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

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

LEGAL PROCEEDINGS

Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state and local authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations.

From time to time, we are a party to various legal actions and investigations involving claims incidental to the conduct of our business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws, immigration laws, import and export controls and customs laws, environmental laws, false claims statutes and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such current actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

On October 3, 2008, the Company and a subsidiary were served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. On March 6, 2009, in response to motions by all defendants, the Court dismissed this action with prejudice. On April 3, 2009, the Relator appealed, and on February 9, 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal. Subsequent motions by the Relator to the Third Circuit were also promptly denied. No petition for certiorari to the United States Supreme Court has been filed. Unless such petition is filed promptly, the time for further appeal will expire.

On July 29, 2009, Genaro Zendejas Morales, a former employee of the Company, and Ricky Silva and Cristian Sanchez, current employees of ARAMARK Sports, LLC, filed a proposed class action complaint against the Company, ARAMARK Sports, Inc., and ARAMARK Sports, LLC in the United States District Court, Central District of California. The complaint, as filed, purports to assert class claims that defendants did not pay all monies due under California wage and hour laws. The plaintiffs are seeking unspecified monetary damages and injunctive relief. The parties have executed a memorandum of understanding for a full settlement of the matter. The settlement is conditioned on final approval by the court. The Company has accrued its best estimate of the settlement amount as of April 2, 2010.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 14 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “should,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of April 2, 2010 has not materially changed from October 2, 2009 (See Item 7A of our Annual Report on Form 10-K for the year ended October 2, 2009). See Note 7 of the condensed consolidated financial statements for a discussion of the Company’s derivative instruments.

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

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Legal Proceedings” for a description of the Company’s legal proceedings.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file no. 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file no. 001-16807)).

10.1	Amendment to Outstanding Non-Qualified Stock Option Agreements dated March 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 1, 2010 pursuant to the Exchange Act (file no. 001-04762)).

10.2	Schedules 1 to Outstanding Non Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 1, 2010 pursuant to the Exchange Act (file no. 001-04762)).

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 1, 2010 pursuant to the Exchange Act (file no. 001-04762)).

10.4	Third Amendment to ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan dated March 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 1, 2010 pursuant to the Exchange Act (file no. 001-04762)).

10.5	Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2010 pursuant to the Exchange Act (file no. 001-04762)).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

May 12, 2010	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file no. 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file no. 001-16807)).

10.1	Amendment to Outstanding Non-Qualified Stock Option Agreements dated March 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 1, 2010 pursuant to the Exchange Act (file no. 001-04762)).

10.2	Schedules 1 to Outstanding Non Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 1, 2010 pursuant to the Exchange Act (file no. 001-04762)).

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 1, 2010 pursuant to the Exchange Act (file no. 001-04762)).

10.4	Third Amendment to ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan dated March 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 1, 2010 pursuant to the Exchange Act (file no. 001-04762)).

10.5	Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2010 pursuant to the Exchange Act (file no. 001-04762)).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.