Form 10-Q
period 2010-07-02
ARAMARK CORP
filed 2010-08-11
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2010

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

Common stock outstanding at July 30, 2010: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	July 2, 2010	October 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$85,608	$224,644
Receivables	826,490	807,974
Inventories, at lower of cost or market	436,970	464,157
Prepayments and other current assets	182,303	191,659

Total current assets	1,531,371	1,688,434

Property and Equipment, net	1,052,397	1,160,511
Goodwill	4,524,770	4,526,376
Other Intangible Assets	1,940,388	2,056,337
Other Assets	877,306	867,767

	$9,926,232	$10,299,425

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$41,226	$43,943
Accounts payable	588,284	669,704
Accrued expenses and other current liabilities	998,991	1,020,932

Total current liabilities	1,628,501	1,734,579

Long-Term Borrowings	5,479,852	5,677,740
Deferred Income Taxes and Other Noncurrent Liabilities	1,281,150	1,350,346
Common Stock Subject to Repurchase	183,628	176,395
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,444,273	1,445,451
Earnings retained for use in the business	58,193	48,608
Accumulated other comprehensive loss	(149,365)	(133,694)

Total shareholder’s equity	1,353,101	1,360,365

	$9,926,232	$10,299,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended July 2, 2010	Three Months Ended July 3, 2009
Sales	$3,120,944	$3,022,067

Costs and Expenses:
Cost of services provided	2,854,712	2,754,385
Depreciation and amortization	126,738	127,965
Selling and general corporate expenses	44,162	40,213

	3,025,612	2,922,563

Operating income	95,332	99,504
Interest and Other Financing Costs, net	108,811	119,432

Loss before income taxes	(13,479)	(19,928)
Benefit for Income Taxes	(7,159)	(13,769)

Net loss	$(6,320)	$(6,159)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Nine Months Ended July 2, 2010	Nine Months Ended July 3, 2009
Sales	$9,413,662	$9,225,325

Costs and Expenses:
Cost of services provided	8,544,990	8,399,872
Depreciation and amortization	382,159	375,548
Selling and general corporate expenses	147,875	143,376

	9,075,024	8,918,796

Operating income	338,638	306,529
Interest and Other Financing Costs, net	335,766	363,843

Income (Loss) before income taxes	2,872	(57,314)
Benefit for Income Taxes	(6,713)	(33,972)

Net income (loss)	$9,585	$(23,342)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended July 2, 2010	Nine Months Ended July 3, 2009

Cash flows from operating activities:
Net income (loss)	$9,585	$(23,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	382,159	375,548
Income taxes deferred	(45,014)	(29,304)
Share-based compensation expense	17,335	22,348
Changes in noncash working capital	(112,126)	(3,202)
Net change in proceeds from sale of receivables	11,580	(17,120)
Other operating activities	31,705	65,169

Net cash provided by operating activities	295,224	390,097

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(172,787)	(267,269)
Disposals of property and equipment	20,798	20,275
Acquisition of certain businesses, net of cash acquired	(84,305)	(135,314)
Other investing activities	(2,950)	934

Net cash used in investing activities	(239,244)	(381,374)

Cash flows from financing activities:
Proceeds from long-term borrowings	4,777	56,400
Payment of long-term borrowings	(180,576)	(33,110)
Proceeds from issuance of common stock	2,234	1,302
Repurchase of stock	(8,735)	(14,468)
Other financing activities	(12,716)	71

Net cash provided by (used in) financing activities	(195,016)	10,195

Increase (Decrease) in cash and cash equivalents	(139,036)	18,918
Cash and cash equivalents, beginning of period	224,644	148,919

Cash and cash equivalents, end of period	$85,608	$167,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 209.2 million issued and approximately 203.6 million outstanding as of July 2, 2010.

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

Certain prior period balances in the Company’s condensed consolidated statement of cash flows related to cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards have been reclassified to conform to current year presentation. The effect was not material. The Company calculated the benefit for income taxes for interim periods in fiscal 2010 and fiscal 2009 based on actual year-to-date results.

(2)	ACQUISITIONS:

On October 30, 2009, ARAMARK Ireland Holdings Limited and ARAMARK Investments Limited, subsidiaries of the Company, completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.3 million in cash and the assumption of a pension liability of approximately $1.0 million. These business interests include Vector Workplace and Facility Management Ltd, Irish Estates (Facilities Management) Ltd, Irish Estates (Management) Ltd, Premier Management Company (Dublin) Ltd, Glenrye Properties Services Ltd, Spokesoft Technologies Ltd, Orange Support Services Ltd, Orange Environmental Building Services Ltd and Vector Environmental Services Ltd, all of which are companies that were owned by Veris plc. The facilities management business provides a broad range of facility and project management and consulting services for clients across a wide range of industrial and commercial sectors in Ireland and the United Kingdom. The property management business operates three business units – commercial, residential and retail – through which it manages mixed and single use property developments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)
Purchase consideration	$74,335

Current assets	$43,313
Current liabilities	(48,473)
Property and equipment	1,005
Customer relationship assets	40,079
Goodwill	43,480
Other assets	956
Long-term borrowings	(77)
Deferred income taxes and other noncurrent liabilities	(5,948)

$74,335

The goodwill arising from the acquisition consists largely of the growth opportunity the Company anticipates in the core businesses acquired. None of the goodwill is expected to be deductible for tax purposes. All of the goodwill recorded is included in the Food and Support Services—International segment.

The following unaudited pro forma results of operations (in thousands) for the nine months ended July 2, 2010 and July 3, 2009 assume the facilities management and property management businesses of Veris plc had been acquired at the beginning of each fiscal period. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of each fiscal period, nor of the results that may be reported in the future.

	Nine Months Ended July 2, 2010	Nine Months Ended July 3, 2009
Sales	$9,428,750	$9,293,681
Net income (loss)	11,058	(22,057)

For the three and nine months ended July 2, 2010, $20.3 million and $49.1 million of sales and $0.8 million and $0.5 million of net income, respectively, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition of the facilities management and property management businesses of Veris plc. Approximately $1.8 million of pretax transaction-related costs related to the acquisition were included in the nine months ended July 2, 2010. These charges were expensed in accordance with the accounting pronouncement for business combinations and were recorded in “Selling and general corporate expenses” in the Condensed Consolidated Statement of Operations.

During the second quarter of fiscal 2009, the Company paid approximately $24.5 million towards the acquisition of the remaining 20% of its Chilean subsidiary. The Company’s pro forma results of operations for the first nine months of fiscal 2009 would not have been materially different than reported, assuming the acquisition had occurred at the beginning of the respective fiscal period. During the third quarter of fiscal 2009, the Company paid $85.0 million as additional consideration related to the fiscal 2006 acquisition of an online catering company per the terms of the acquisition agreement.

(3)	SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER:

The Company made interest payments of approximately $284.9 million and $304.6 million and income tax payments of approximately $27.9 million and $34.6 million during the nine months ended July 2, 2010 and July 3, 2009, respectively.

Pension expense related to defined benefit plans for the nine months ended July 2, 2010 and July 3, 2009 was approximately $6.9 million and $5.6 million, respectively.

(4)	COMPREHENSIVE INCOME (LOSS):

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive loss for the three and nine months ended July 2, 2010 was approximately ($26.3) million and ($6.1) million, respectively. For the three and nine months ended July 3, 2009, total comprehensive income (loss) was approximately $36.2 million and ($51.5) million, respectively. As of July 2, 2010 and October 2, 2009, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($17.3) million and ($17.7) million, respectively, foreign currency translation adjustment (net of tax) of approximately ($12.0) million and $22.2 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($120.1) million and ($138.2) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill represents the excess of the cost of an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. Changes in total goodwill during the nine months ended July 2, 2010 follow (in thousands):

Segment	October 2, 2009	Acquisitions	Translation and Other	July 2, 2010
Food and Support Services—North America	$3,484,841	(1,518)	(4,844)	$3,478,479
Food and Support Services—International	441,525	43,144	(39,051)	445,618
Uniform and Career Apparel	600,010	663	—	600,673

	$4,526,376	42,289	(43,895)	$4,524,770

The amounts for fiscal 2010 acquisitions may be revised upon final determination of the purchase price allocations. The other adjustment to the Food and Support Services—North America segment represents an immaterial correction related to the Transaction accounting.

Other intangible assets consist of (in thousands):

	July 2, 2010			October 2, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,813,415	$(629,285)	$1,184,130	$1,780,875	$(488,238)	$1,292,637
Trade name	756,258	—	756,258	763,700	—	763,700

	$2,569,673	$(629,285)	$1,940,388	$2,544,575	$(488,238)	$2,056,337

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

Amortization of intangible assets for the nine months ended July 2, 2010 and July 3, 2009 was approximately $141.0 million and $136.4 million, respectively.

(6)	BORROWINGS:

On March 26, 2010, the Company amended and restated its senior secured credit agreement (“Restated Credit Agreement”). Among other things, the Restated Credit Agreement: (i) extends the maturity date of $1,407.4 million of the Company’s U.S. denominated term loan and $92.6 million of the letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016; provided that if any of the Company’s $1.28 billion of 8.5% senior notes due 2015 or $500 million of senior floating rate notes due 2015 are outstanding on October 31, 2014, the maturity date of such term loans and letter of credit deposits shall be October 31, 2014, (ii) permits future extensions and refinancings of the maturity date of the Company’s term loans, letter of credit deposits and revolving credit commitments under the Restated Credit Agreement, (iii) establishes a sub-limit of $250 million for revolving letters of credit under the Restated Credit Agreement, and (iv) permits the Company to refinance term loans in the future with the proceeds of unsecured or secured notes issued by the Company; provided that any such secured notes are subject to a customary first- or second-lien intercreditor agreement, as applicable. The Restated Credit Agreement also increases the applicable margin with respect to the extended term loans to 3.25% for LIBOR borrowings and extended letter of credit facility fees and to 2.25% with respect to extended term loan base-rate borrowings. It also provides for a 1.0% prepayment premium if any extended term loans are prepaid prior to March 26, 2011 with the proceeds of new term loans having lower interest margins than the extended term loans’ margins. The maturity date, interest margins and letter of credit fees for loans and letters of credit deposits that were not extended remain unchanged. Consenting lenders received a one-time amendment fee of approximately $1.9 million in the aggregate on their total loan commitments. During the second quarter of fiscal 2010, approximately $8.3 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $7.5 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners. In June 2010, the Company made an optional prepayment of outstanding un-extended U.S. denominated term loan of $150.0 million.

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

Cash Flow Hedges

As of July 2, 2010, the Company has outstanding $3.0 billion and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. During the nine months ended July 2, 2010, $680.0 million and £50.0 million of interest rate swap agreements matured. The Company entered into $200 million of forward starting interest rate swap agreements during the nine months ended July 2, 2010 to hedge the cash flow risk of variability in interest payments on variable rate borrowings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of July 2, 2010 and October 2, 2009, approximately ($111.7) million and ($128.1) million of unrealized losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the nine months ended July 2, 2010 and July 3, 2009 was immaterial.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During the nine months ended July 2, 2010 and July 3, 2009, approximately ($3.0) million of unrealized losses, net of tax, and $7.1 million of unrealized gains, net of tax, related to the swap were recorded in “Accumulated other comprehensive loss,” respectively. Approximately $4.0 million and ($7.9) million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the nine months ended July 2, 2010 and July 3, 2009, respectively. As of July 2, 2010 and October 2, 2009, approximately ($7.4) million and ($8.4) million of unrealized losses, net of tax, related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the nine months ended July 2, 2010 and July 3, 2009 was immaterial.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of July 2, 2010, the Company has contracts for approximately 241,000 MMBtu’s outstanding for fiscal 2010 and fiscal 2011 that are designated as cash flow hedging instruments. During the nine months ended July 2, 2010, the Company entered into contracts totaling approximately 186,000 MMBtu’s. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of July 2, 2010 and October 2, 2009, approximately ($0.2) million and ($0.6) million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. There was no hedge ineffectiveness for the nine months ended July 2, 2010 and July 3, 2009.

The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of July 2, 2010, the Company has contracts for approximately 5.5 million gallons outstanding for fiscal 2010 and fiscal 2011 that are designated as cash flow hedging instruments. During the nine months ended July 2, 2010, the Company entered into contracts totaling approximately 5.0 million gallons. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of July 2, 2010 and October 2,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2009, approximately ($0.8) million and ($1.1) million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for the nine months ended July 2, 2010 and July 3, 2009 was immaterial.

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (Loss) (in thousands):

	Three Months Ended July 2, 2010	Three Months Ended July 3, 2009
Interest rate swap agreements	$(5,993)	$11,120
Cross currency swap agreements	1,554	3,375
Natural gas hedge agreements	272	690
Gasoline and diesel fuel hedge agreements	(1,166)	2,696

	$(5,333)	$17,881

	Nine Months Ended July 2, 2010	Nine Months Ended July 3, 2009
Interest rate swap agreements	$16,371	$(40,114)
Cross currency swap agreements	956	(700)
Natural gas hedge agreements	455	381
Gasoline and diesel fuel hedge agreements	359	(276)

	$18,141	$(40,709)

Derivatives not Designated in Hedging Relationships

As of July 2, 2010, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €59.6 million, £7.5 million and CAD71.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

The following table summarizes the location and fair value of our derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	July 2, 2010	October 2, 2009
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	$1,443	$—

Total derivatives		$1,443	$—

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$287	$1,039
Gasoline and diesel fuel hedge agreements	Accounts Payable	1,217	1,810
Interest rate swap agreements	Accrued Expenses	—	19,640
Interest rate swap agreements	Other Noncurrent Liabilities	186,031	196,039
Cross currency swap agreements	Other Noncurrent Liabilities	28,849	24,183

		216,384	242,711

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	1,000	392

Total derivatives		$217,384	$243,103

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for our derivatives designated as hedging instruments in our Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended July 2, 2010	Three Months Ended July 3, 2009
Interest rate swap agreements	Interest Expense	$27,904	$34,480
Cross currency swap agreements	Interest Expense	5,782	1,370
Natural gas hedge agreements	Cost of services provided	369	1,453
Gasoline and diesel fuel hedge agreements	Cost of services provided	373	4,130

		$34,428	$41,433

	Account	Nine Months Ended July 2, 2010	Nine Months Ended July 3, 2009
Interest rate swap agreements	Interest Expense	$103,323	$78,078
Cross currency swap agreements	Interest Expense	9,753	2,744
Natural gas hedge agreements	Cost of services provided	1,683	4,222
Gasoline and diesel fuel hedge agreements	Cost of services provided	1,699	9,601

		$116,458	$94,645

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended July 2, 2010	Three Months Ended July 3, 2009
Foreign currency forward exchange contracts	Interest Expense	$(8,371)	$347

	Account	Nine Months Ended July 2, 2010	Nine Months Ended July 3, 2009
Foreign currency forward exchange contracts	Interest Expense	$(14,444)	$535

(8)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of July 2, 2010 and October 2, 2009 was $183.6 million and $176.4 million, which is based on approximately 12.9 million and 13.4 million shares of common stock of the Parent Company valued at $14.18 and $13.15 per share, respectively. The fair value of our common stock subject to repurchase is calculated using discounted cash flow techniques, comparable public company trading multiples and transaction multiples. During the nine months ended July 2, 2010 and July 3, 2009, approximately $21.2 million and $23.7 million of common stock of the Parent Company was repurchased, respectively. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

(9)	SHARE-BASED COMPENSATION:

During the three and nine months ended July 2, 2010, share-based compensation expense was approximately $0.3 million, before taxes of $0.1 million, and approximately $17.3 million, before taxes of $6.8 million, respectively. During the three and nine months ended July 3, 2009, share-based compensation expense was approximately $3.0 million, before taxes of $1.2 million, and approximately $22.3 million, before taxes of $8.8 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

Time-Based Options

The compensation cost charged to expense during the three and nine months ended July 2, 2010 for Time-Based Options was approximately $3.6 million and $10.4 million, respectively. The compensation cost charged to expense during the three and nine months ended July 3, 2009 for Time-Based Options was approximately $2.7 million and $8.2 million, respectively. As of July 2, 2010, there was approximately $23.4 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 2.87 years.

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at October 2, 2009	12,927	$10.70
Granted	4,076	$14.05
Exercised	(415)	$10.04
Forfeited	(371)	$11.44

Outstanding at July 2, 2010	16,217	$11.54

Performance-Based Options

On December 9, 2009, the Parent Company Board waived the EBIT target for fiscal 2009 with respect to approximately 1.1 million options representing 35% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2009 EBIT target. Accordingly, such portion of the Performance-Based Options vest when the time-based vesting requirement of such options is satisfied. In addition on December 9, 2009, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2010 that were revised to recognize the effects of the economic environment on the Company’s business. Approximately 3.3 million options were affected by the new annual and cumulative EBIT targets for fiscal 2010. On March 1, 2010, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2011 and beyond. Approximately 0.8 million options were affected by the new annual and cumulative EBIT targets for fiscal 2011 and beyond. The fair value of these Performance-Based Options were revalued at the award modification dates in accordance with authoritative accounting guidance. The fair value of the Performance-Based Options modified during the nine months ended July 2, 2010 was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions noted in the table below.

Nine Months Ended July 2, 2010
Expected volatility	30%
Expected dividend yield	0%
Expected life (in years)	3.6-6.8
Risk-free interest rate	1.23% - 3.04%

The weighted-average fair value of the Performance-Based Options modified during the nine months ended July 2, 2010 was $5.19 per option.

The Company recognized a credit to expense of approximately ($3.4) million during the three months ended July 2, 2010 and a charge to expense of $6.4 million for the nine months ended July 2, 1010. The compensation cost charged to expense during the three and nine months ended July 3, 2009 for Performance-Based Options was approximately $0.3 million and $13.7 million, respectively. During the third quarter of fiscal 2010, the Company reversed approximately $3.6 million of compensation expense related to expense previously recognized for the Performance-Based Options tied to fiscal 2010 through fiscal 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at October 2, 2009	13,199	$10.69
Granted	4,076	$14.05
Exercised	(357)	$10.04
Forfeited	(704)	$10.85

Outstanding at July 2, 2010	16,214	$11.54

Deferred Stock Units

The Company granted 32,015 deferred stock units during the nine months ended July 2, 2010. The compensation cost charged to expense during the three and nine months ended July 2, 2010 for deferred stock units was approximately $0.1 million and $0.5 million, respectively. The Company granted 31,920 deferred stock units during the nine months ended July 3, 2009. The compensation cost charged to expense during the three and nine months ended July 3, 2009 was approximately $0 and $0.4 million, respectively.

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

The Company has retained an undivided interest in the transferred receivables of approximately $103.5 million and $264.3 million at July 2, 2010 and October 2, 2009, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both July 2, 2010 and October 2, 2009. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At July 2, 2010 and October 2, 2009, approximately $247.0 million and $235.4 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the nine months ended July 2, 2010 and July 3, 2009, ARAMARK Receivables, LLC sold an undivided interest in approximately $2.18 billion and $2.20 billion of trade account receivables, respectively, and remitted to bank conduits, pursuant to the servicing agreement, approximately $2.17 billion and $2.23 billion in collections on trade account receivables previously sold, respectively. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $2.1 million and $4.3 million for the nine months ended July 2, 2010 and July 3, 2009, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $225.5 million and $212.3 million at July 2, 2010 and October 2, 2009, respectively which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended July 2, 2010	Nine Months Ended July 2, 2010
Sales	$403,229	$1,179,284
Gross profit	49,085	146,606
Net income	5,971	25,028

	Three Months Ended July 3, 2009	Nine Months Ended July 3, 2009
Sales	$366,834	$1,129,228
Gross profit	45,210	138,858
Net income	6,948	25,349

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $4.2 million and $11.4 million for the three and nine months ended July 2, 2010, respectively. For the three and nine months ended July 3, 2009, ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization of allocated purchase consideration, was $2.6 million and $9.8 million, respectively.

(12)	DEVELOPMENTS IN THE UNIFORM AND CAREER APPAREL SEGMENT

During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company exited a portion of its direct marketing business directed at consumers and very small businesses and migrated its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company reduced its headcount in all the other businesses in the Uniform and Career Apparel segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 for severance and other related costs (approximately $8.5 million), inventory write-downs (approximately $18.5 million primarily as a result of the exit from a portion of its direct marketing business and approximately $2.2 million at other businesses within the segment in response to demand softness) and other asset write-downs (approximately $5.0 million, of which $2.0 million related to additional reserves for receivables and $3.0 million related to facility and equipment write-downs), which is included in “Cost of services provided” in the Condensed Consolidated Statements of Operations. During the first quarter of fiscal 2010, the Company recorded an additional facility write-down of approximately $1.5 million. During the third quarter of fiscal 2010, the Company finalized the sale of its direct marketing facility in Norwell.

(13)	BUSINESS SEGMENTS:

Sales and operating income by reportable segment follow (in thousands):

Sales	Three Months Ended July 2, 2010	Three Months Ended July 3, 2009
Food and Support Services—North America	$2,149,903	$2,057,553
Food and Support Services—International	603,085	584,630
Uniform and Career Apparel	367,956	379,884

	$3,120,944	$3,022,067

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating Income	Three Months Ended July 2, 2010	Three Months Ended July 3, 2009
Food and Support Services—North America	$57,904	$61,953
Food and Support Services—International	19,013	23,705
Uniform and Career Apparel	26,423	24,176

	103,340	109,834
Corporate	(8,008)	(10,330)

Operating Income	95,332	99,504
Interest, net	(108,811)	(119,432)

Loss Before Taxes	$(13,479)	$(19,928)

Sales	Nine Months Ended July 2, 2010	Nine Months Ended July 3, 2009
Food and Support Services—North America	$6,419,641	$6,270,386
Food and Support Services—International	1,885,277	1,746,376
Uniform and Career Apparel	1,108,744	1,208,563

	$9,413,662	$9,225,325

Operating Income	Nine Months Ended July 2, 2010	Nine Months Ended July 3, 2009
Food and Support Services—North America	$251,419	$251,008
Food and Support Services—International	57,903	62,933
Uniform and Career Apparel	69,442	40,057

	378,764	353,998
Corporate	(40,126)	(47,469)

Operating Income	338,638	306,529
Interest, net	(335,766)	(363,843)

Income (Loss) Before Taxes	$2,872	$(57,314)

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

Corporate expenses include share-based compensation expense (see Note 9).

(14)	NEW ACCOUNTING STANDARD UPDATES:

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

In June 2009, the FASB issued an accounting standard update which amends certain requirements for enterprises involved with variable interest entities to improve financial reporting and to provide more relevant and reliable information to users of financial statements. This accounting standard update is effective for ARAMARK beginning in fiscal 2011. The Company is currently evaluating this standard.

In June 2009, the FASB issued an accounting standard update regarding transfers of financial assets which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This accounting standard update is effective for ARAMARK beginning in fiscal 2011. The Company is currently evaluating this standard.

In January 2010, the FASB issued an accounting standard update that will require new disclosures about recurring and non-recurring fair value measurements. The new disclosures include significant transfers into and out of level 1 and 2 measurements and will change the current disclosure requirement of level 3 measurement activity from a net basis to a gross basis. The standard also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures are effective for ARAMARK in fiscal 2010, except for the revised disclosures about level 3 measurement activity, which are not effective for ARAMARK until beginning in fiscal 2012. The new standard impacts disclosures only and has no impact on the Company’s results of operations or financial position. The Company is currently evaluating the disclosure impact on level 3 measurement activity.

In July 2010, the FASB issued an accounting standard update that will require new disclosures about the credit quality of financing receivables and the allowance for credit losses. The enhanced disclosures will improve a financial statement users’ understanding of the nature of credit risk associated in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The disclosures about the credit quality of financing receivables is effective for ARAMARK beginning in the first quarter of fiscal 2011. The disclosures about the activity in the allowance for credit losses is effective for ARAMARK beginning in the second quarter of fiscal 2011. The Company is currently evaluating this standard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(15)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $91.4 million at July 2, 2010 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at July 2, 2010.

From time to time, the Company is a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims statutes, contractual disputes and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

On October 3, 2008, the Company and a subsidiary were served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. On March 6, 2009, in response to motions by all defendants, the Court dismissed this action with prejudice. On April 3, 2009, the Relator appealed, and on February 9, 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal. Subsequent motions by the Relator to the Third Circuit were also promptly denied. A petition for certiorari to the United States Supreme Court was filed in June 2010. The Company expects that the Supreme Court will determine whether to accept this petition by the early fall of 2010.

On July 29, 2009, Genaro Zendejas Morales, a former employee of the Company, and Ricky Silva and Cristian Sanchez, current employees of ARAMARK Sports, LLC, filed a proposed class action complaint against the Company, ARAMARK Sports, Inc., and ARAMARK Sports, LLC in the United States District Court, Central District of California. The complaint, as filed, purports to assert class claims that defendants did not pay all monies due under California wage and hour laws. The plaintiffs are seeking unspecified monetary damages and injunctive relief. The parties have executed a memorandum of understanding for a full settlement of the matter. The settlement is conditioned on final approval by the court. The Company has accrued its best estimate of the settlement amount as of July 2, 2010.

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

The fair value of the Company’s debt at July 2, 2010 and October 2, 2009 was $5,319.1 million and $5,414.0 million, respectively. The carrying value of the Company’s debt at July 2, 2010 and October 2, 2009 was $5,521.1 million and $5,721.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At July 2, 2010 and October 2, 2009, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	July 2, 2010				October 2, 2009
	Level 1	Level 2	Level 3	Total	Total
Assets:
Undivided retained interest in trade receivables sold under the Company’s Receivable Facility	$—	$—	$103,465	$103,465	$264,335
Foreign currency forward exchange contracts	—	1,443	—	1,443	—

Total assets measured at fair value on a recurring basis	$—	$1,443	$103,465	$104,908	$264,335

Liabilities:
Interest rate swap agreements	$—	$186,031	$—	$186,031	$215,679
Cross currency swap agreements	—	28,849	—	28,849	24,183
Natural gas hedge agreements	—	287	—	287	1,039
Gasoline and diesel fuel hedge agreements	—	1,217	—	1,217	1,810
Foreign currency forward exchange contracts	—	1,000	—	1,000	392

Total liabilities measured at fair value on a recurring basis	$—	$217,384	$—	$217,384	$243,103

Common Stock Subject to Repurchase	$—	$—	$183,628	$183,628	$176,395

At October 2, 2009, the Company’s derivative instruments were measured at fair value using significant other observable inputs (Level 2).

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for the nine months ended July 2, 2010 (in thousands):

	Undivided retained interest in trade receivables	Common Stock Subject to Repurchase
Balance at October 2, 2009	$264,335	$176,395
Net realized gains/(losses) included in earnings	(1,929)	—
Net purchases, issuances and settlements	(158,941)	(6,520)
Change in fair market value of common stock of the Parent Company	—	13,753

Balance at July 2, 2010	$103,465	$183,628

Net realized gain/(losses) are included in “Cost of services provided” in the Condensed Consolidated Statements of Operations.

(17)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

July 2, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$11.0	$30.2	$44.4	$—	$85.6
Receivables	2.0	276.0	548.5	—	826.5
Inventories, at lower of cost or market	17.1	356.0	63.9	—	437.0
Prepayments and other current assets	2.9	125.4	53.9	—	182.2

Total current assets	33.0	787.6	710.7	—	1,531.3

Property and Equipment, net	39.6	807.6	205.2	—	1,052.4
Goodwill	173.1	3,896.2	455.4	—	4,524.7
Investment in and Advances to Subsidiaries	6,795.2	104.1	292.9	(7,192.2)	—
Other Intangible Assets	63.2	1,641.2	236.0	—	1,940.4
Other Assets	94.2	492.3	292.8	(2.0)	877.3

	$7,198.3	$7,729.0	$2,193.0	$(7,194.2)	$9,926.1

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$6.1	$12.7	$22.4	$—	$41.2
Accounts payable	106.1	243.1	239.0	—	588.2
Accrued expenses and other liabilities	179.4	590.9	228.6	0.1	999.0

Total current liabilities	291.6	846.7	490.0	0.1	1,628.4

Long-Term Borrowings	4,970.5	30.2	479.1	—	5,479.8
Deferred Income Taxes and Other Noncurrent Liabilities	399.5	754.8	126.9	—	1,281.2
Intercompany Payable	—	5,950.6	880.2	(6,830.8)	—
Common Stock Subject to Repurchase	183.6	—	—	—	183.6
Shareholder’s Equity	1,353.1	146.7	216.8	(363.5)	1,353.1

	$7,198.3	$7,729.0	$2,193.0	$(7,194.2)	$9,926.1

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended July 2, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$276.0	$1,944.6	$900.3	$—	$3,120.9

Costs and Expenses:
Cost of services provided	265.6	1,754.8	834.3	—	2,854.7
Depreciation and amortization	5.4	96.0	25.3	—	126.7
Selling and general corporate expenses	10.8	27.2	6.2	—	44.2
Interest and other financing costs	98.5	0.2	10.1	—	108.8
Expense allocation	(95.3)	93.8	1.5	—	—

	285.0	1,972.0	877.4	—	3,134.4

Income (Loss) before income taxes	(9.0)	(27.4)	22.9	—	(13.5)
Provision (Benefit) for Income Taxes	(8.5)	(3.8)	5.1	—	(7.2)
Equity in Net Loss of Subsidiaries	(5.8)	—	—	5.8	—

Net income (loss)	$(6.3)	$(23.6)	$17.8	$5.8	$(6.3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended July 2, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$756.5	$5,958.3	$2,698.9	$—	$9,413.7

Costs and Expenses:
Cost of services provided	719.0	5,337.4	2,488.6	—	8,545.0
Depreciation and amortization	15.3	290.6	76.2	—	382.1
Selling and general corporate expenses	48.8	79.3	19.8	—	147.9
Interest and other financing costs	312.9	1.1	21.8	—	335.8
Expense allocation	(315.8)	302.6	13.2	—	—

	780.2	6,011.0	2,619.6	—	9,410.8

Income (Loss) before income taxes	(23.7)	(52.7)	79.3	—	2.9
Provision (Benefit) for Income Taxes	(8.9)	(17.0)	19.2	—	(6.7)
Equity in Net Income of Subsidiaries	24.4	—	—	(24.4)	—

Net income (loss)	$9.6	$(35.7)	$60.1	$(24.4)	$9.6

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended July 2, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$103.9	$(44.5)	$237.8	$(2.0)	$295.2

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(9.0)	(123.6)	(40.2)	—	(172.8)
Disposals of property and equipment	1.1	16.1	3.7	—	20.9
Acquisitions of businesses, net of cash acquired	—	(6.8)	(77.5)	—	(84.3)
Other investing activities	(0.8)	1.3	(3.5)	—	(3.0)

Net cash used in investing activities	(8.7)	(113.0)	(117.5)	—	(239.2)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	—	4.8	—	4.8
Payment of long-term borrowings	(158.8)	(11.4)	(10.4)	—	(180.6)
Proceeds from issuance of Parent Company common stock	2.2	—	—	—	2.2
Repurchase of Parent Company common stock	(8.7)	—	—	—	(8.7)
Other financing activities	(10.3)	(2.4)		—	(12.7)
Change in intercompany, net	(65.4)	174.9	(111.5)	2.0	—

Net cash provided by (used in) financing activities	(241.0)	161.1	(117.1)	2.0	(195.0)

Increase (Decrease) in cash and cash equivalents	(145.8)	3.6	3.2	—	(139.0)
Cash and cash equivalents, beginning of period	156.8	26.6	41.2	—	224.6

Cash and cash equivalents, end of period	$11.0	$30.2	$44.4	$—	$85.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended July 3, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(29.6)	$251.6	$171.7	$(3.6)	$390.1

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(3.1)	(200.9)	(63.3)	—	(267.3)
Disposals of property and equipment	1.8	15.8	2.7	—	20.3
Acquisitions of businesses, net of cash acquired	—	(91.9)	(43.4)	—	(135.3)
Other investing activities	(0.7)	0.8	0.9	—	1.0

Net cash used in investing activities	(2.0)	(276.2)	(103.1)	—	(381.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	—	56.4	—	56.4
Payment of long-term borrowings	(1.7)	(12.0)	(19.4)	—	(33.1)
Proceeds from issuance of Parent Company common stock	1.3	—	—	—	1.3
Repurchase of Parent Company stock	(14.6)	—	—	—	(14.6)
Other financing activities	0.1	—	—	—	0.1
Change in intercompany, net	73.3	32.4	(109.3)	3.6	—

Net cash provided by (used in) financing activities	58.4	20.4	(72.3)	3.6	10.1

Increase (Decrease) in cash and cash equivalents	26.8	(4.2)	(3.7)	—	18.9
Cash and cash equivalents, beginning of period	78.4	31.7	38.8	—	148.9

Cash and cash equivalents, end of period	$105.2	$27.5	$35.1	$—	$167.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended July 2, 2010 and July 3, 2009 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

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

With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the Company compares the sum of the future expected cash flows from the asset, undiscounted and without interest charges, to the asset’s carrying value. If the sum of the future expected cash flows from the asset is less than the carrying value, an impairment would be recognized for the difference between the estimated fair value and the carrying value of the asset.

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

Inventory Obsolescence

We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory, principally in the Uniform and Career Apparel segment. In calculating our inventory obsolescence reserve, management analyzes historical and projected data regarding customer demand within specific product categories and makes assumptions regarding economic conditions within customer specific industries, as well as style and product changes. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand in certain of our businesses can be variable and changes in our reserve for inventory obsolescence could materially affect our financial result.

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

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows an alternative method including, in certain situations, using the actual interim period effective tax rate when it provides the best estimate of the annual effective tax rate. The Company applied this alternative method and computed the discrete benefit for income taxes for interim periods in fiscal 2010 and fiscal 2009 based on actual year-to-date results. Due to the effect that tax credits and other items have on our reduced pretax income (loss) as a result of the Transaction, we anticipate that our effective tax rate may be volatile in future periods.

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

We disclosed the fair values of our assets and liabilities in Note 16 to the condensed consolidated financial statements. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company’s and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our undivided retained interest in trade receivables and common stock subject to repurchase are derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages, attributable to each operating segment, for the three and nine months ended July 2, 2010 and July 3, 2009 (dollars in millions).

	Three Months Ended				Nine Months Ended
	July 2, 2010		July 3, 2009		July 2, 2010		July 3, 2009
Sales by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$2,149.9	69%	$2,057.6	68%	$6,419.7	68%	$6,270.4	68%
Food and Support Services – International	603.1	19%	584.6	19%	1,885.3	20%	1,746.4	19%
Uniform and Career Apparel	367.9	12%	379.9	13%	1,108.7	12%	1,208.5	13%

	$3,120.9	100%	$3,022.1	100%	$9,413.7	100%	$9,225.3	100%

	Three Months Ended				Nine Months Ended
	July 2, 2010		July 3, 2009		July 2, 2010		July 3, 2009
Operating Income by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$57.9	61%	$61.9	62%	$251.4	74%	$251.0	82%
Food and Support Services – International	19.0	20%	23.7	24%	57.9	17%	62.9	21%
Uniform and Career Apparel	26.4	28%	24.2	24%	69.4	21%	40.1	13%

	103.3	109%	109.8	110%	378.7	112%	354.0	116%
Corporate	(8.0)	-9%	(10.3)	-10%	(40.1)	-12%	(47.5)	-16%

	$95.3	100%	$99.5	100%	$338.6	100%	$306.5	100%

Consolidated Overview

Sales of $3.1 billion for the third quarter of fiscal 2010 represented an increase of 3% over the prior year period, with the impact of acquisitions contributing 1%. Growth in the Education, Healthcare and the Business & Industry sectors in the Food and Support Services—North America segment and Chile in the Food & Support Services—International segment more than offset the sales decline in the Sports & Entertainment sector, the Uniform and Career Apparel segment and the difficult economic environments and lost business in the U.K., Ireland, Korea and Spain in the Food and Support Services—International segment. For the nine month period of fiscal 2010, sales of $9.4 billion represented an increase 2% over the prior year period, as the positive impact of foreign currency translation (approximately 2%) and growth in Higher Education and the Healthcare sector in the Food and Support Services—North America segment more than offset the year-over-year impact that the increased unemployment levels had on the Business & Industry sector in the Food and Support Services—North America segment, the reduced client employee headcounts in the Uniform and Career Apparel segment and the difficult economic environments and lost business in the U.K., Ireland, Korea and Spain.

Operating income was $95.3 million for the three months of fiscal 2010 compared to $99.5 million for the prior year period as profit growth in the Uniform and Career Apparel segment and in the Sports & Entertainment sector due to effective control of costs and the reversal of share-based compensation expense of approximately $3.6 million related to expense previously recognized for

Performance-Based Options (see Note 9 to the condensed consolidated financial statements) were more than offset by profit declines in the U.K. and Healthcare sector. For the nine-month period, operating income was $338.6 million compared to $306.5 million for the prior year period. The increase in operating income is attributable to profit growth in the Education sector, effective control of costs in the Sports & Entertainment sector, foreign currency translation (approximately 3%) and the approximately $34.2 million charge recorded during the second quarter of fiscal 2009 related to the repositioning of the Uniform and Career Apparel segment, which more than offset the current year profit declines in the U.K. and in the Business & Industry and Healthcare sectors.

Interest and other financing costs, net, for the three and nine months of fiscal 2010 decreased approximately $10.6 million and $28.1 million from the prior year periods, respectively, primarily due to lower interest rates. The decrease for the nine months of fiscal 2010 was partially offset by the $8.3 million of third-party costs related to the amendment of the senior secured credit agreement (see Note 6 to the condensed consolidated financial statements). The effective tax rate for the third quarter of fiscal 2010 and 2009 was 53.1% and 69.1%, respectively. The benefit for income taxes was $6.7 million on pretax income of $2.9 million for the nine months of fiscal 2010 compared to $34.0 million on pretax loss of ($57.3) million in the prior year period. The changes in both periods principally relate to the relative mix and amount of U.S. and non-U.S. income or loss and the impact of tax credits relative to pretax amounts.

Net income (loss) for the three and nine months of fiscal 2010 was ($6.3) million and $9.6 million, compared to ($6.2) million and ($23.3) million in the prior year periods, respectively.

Segment Results

The following tables present a fiscal 2010/2009 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Nine Months Ended
Sales by Segment	July 2, 2010	July 3, 2009	Change		July 2, 2010	July 3, 2009	Change
			$	%			$	%
Food and Support Services – North America	$2,149.9	$2,057.6	$92.3	4%	$6,419.7	$6,270.4	$149.3	2%
Food and Support Services – International	603.1	584.6	18.5	3%	1,885.3	1,746.4	138.9	8%
Uniform and Career Apparel	367.9	379.9	(12.0)	-3%	1,108.7	1,208.5	(99.8)	-8%

	$3,120.9	$3,022.1	$98.8	3%	$9,413.7	$9,225.3	$188.4	2%

	Three Months Ended				Nine Months Ended
Operating Income by Segment	July 2, 2010	July 3, 2009	Change		July 2, 2010	July 3, 2009	Change
			$	%			$	%
Food and Support Services – North America	$57.9	$61.9	$(4.0)	-7%	$251.4	$251.0	$0.4	0%
Food and Support Services – International	19.0	23.7	(4.7)	-20%	57.9	62.9	(5.0)	-8%
Uniform and Career Apparel	26.4	24.2	2.2	9%	69.4	40.1	29.3	n/m (1)
Corporate	(8.0)	(10.3)	2.3	-22%	(40.1)	(47.5)	7.4	-15%

	$95.3	$99.5	$(4.2)	-4%	$338.6	$306.5	$32.1	10%

(1)	Not meaningful

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for the third quarter of fiscal 2010 increased 4% over the prior year period as growth in the Business & Industry, Education and Healthcare sectors and the positive impact of foreign currency translation (approximately 1%) more than offset the decline in the Sports & Entertainment sector. For the nine month period of fiscal 2010, segment sales increased 2% over the prior year period as growth in Higher Education and the Healthcare sector and the positive impact of foreign currency translation (approximately 1%) more than offset the decline in the Business & Industry sector. The Business & Industry sector had a high-single digit sales growth for the third quarter due to the contract to provide support services, including temporary accommodations and feeding, for the Canadian security detail that served the G-8 and G-20 meetings in Toronto. For the nine month period of 2010, the Business & Industry sector had a low-single digit sales decline resulting from the year-over-year lower employee population levels at many of our client locations. The Education sector had high-single digit sales growth for the third quarter and mid-single digit sales growth for the nine month period of 2010 due to base business growth in the Higher Education food business. The Healthcare sector had mid-single digit sales growth for the three and nine month periods of 2010, primarily due to growth in base and new business. Our Sports & Entertainment sector had a low-single digit sales decline for the third quarter of fiscal 2010 as growth in the Parks, Destinations & Cultural Attractions business was more than offset by lower average attendance at Major League Baseball games as compared to the prior year. For the nine month period of 2010, the Sports & Entertainment sector had flat sales as compared to the prior year.

Operating income in the Food and Support Services—North America segment was $57.9 million for the third quarter of fiscal 2010 compared to $61.9 million in the prior year period. Profit growth in the Education sector and the Sports & Entertainment sector due to effective control of costs and the positive impact of foreign currency translation (approximately 2%) were more than offset by the profit declines in the Business & Industry and Healthcare sectors due to the budgetary challenges affecting many of our clients. Operating income in the Food and Support Services—North America segment was $251.4 million for the nine month period of fiscal 2010 compared to $251.0 million in the prior year period as increased profit performance in the Education sector, effective control of costs in the Sports & Entertainment sector and the positive impact of foreign currency translation (approximately 3%) more than offset the profit declines in the Business & Industry sector and some softness in Healthcare base business profitability due to the budgetary challenges affecting many of our clients.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the third quarter of fiscal 2010 were $603.1 million, an increase of 3% compared to the prior year period, as growth in base and net new business in Chile, China, Argentina and Germany and acquisitions (approximately 4%) more than offset the negative impact of foreign currency translation (approximately -3%) and the sales declines in the U.K., Ireland, Korea and Spain due to the difficult economic environments and lost business. Segment sales for the nine months of fiscal 2010 were $1.9 billion, an increase of 8% compared to the prior year period, as growth in base and net new business in Chile, China, Argentina and Germany, acquisitions (approximately 2%) and the positive impact of foreign currency translation (approximately 6%) more than offset the sales declines in the U.K., Ireland, Korea and Spain due to the difficult economic environments and lost business.

Operating income for the third quarter of fiscal 2010 was $19.0 million, down 20% from the prior year quarter, as increased profits in Chile were more than offset by the negative impact of foreign currency translation (approximately -4%), profit decline in the U.K. and the timing of the FIFA World Cup in Germany, which reduced the number of soccer games in our German stadiums as compared to the prior year. For the nine month period of fiscal 2010, operating income was $57.9 million, down 8% over the prior year period as profits in Chile and the positive impact of foreign currency translation (approximately 3%) were more than offset by the profit decline in the U.K. due to the difficult economic environment and lost business. Operating income for the nine month period of fiscal 2010 was also negatively impacted by the earthquake in Chile (approximately $1.9 million).

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, sales for the three and nine months of fiscal 2010 were $367.9 million and $1.1 billion, down 3% and 8% from the prior year periods, respectively, resulting primarily from a reduction in the number of uniform wearers at our existing client locations compared to the prior year periods.

Operating income for the third quarter of fiscal 2010 was $26.4 million compared to $24.2 million in the prior year period, primarily due to cost reduction efforts and lower energy costs in the uniform rental business and reduced operating losses in the Galls business. For the nine month period of fiscal 2010, operating income was $69.4 million compared to $40.1 million in the prior year period, primarily due to the charge related to the repositioning effort in fiscal 2009. During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company exited a portion of its direct marketing business and migrated its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company reduced its headcount in all the other businesses in this segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 related to severance and other related costs, inventory write-downs and other asset write-downs, which is included in “Cost of services provided” in the Condensed Consolidated Statements of Operations. Operating income for the nine months of fiscal 2010 was also impacted by the decline in sales in the uniform rental business, which more than offset the reduced operating losses in the Galls business.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $8.0 million for the three month period of fiscal 2010, compared to $10.3 million in the prior year period. For the nine month period of fiscal 2010, corporate expenses were $40.1 million compared to $47.5 million for the prior year period. The decrease in both periods is due to the reversal of share-based compensation expense of approximately $3.6 million related to expense previously recognized for Performance-Based Options (see Note 9 to the condensed consolidating financial statements). In addition, corporate expenses are down due to reduced staff and administrative spending in the current year.

OUTLOOK

We anticipate that the current economic environment, including reduced consumer and client spending, reduced headcount at our clients, bankruptcies and companies going out of business and the variability of food and fuel costs, will likely continue to have an impact on our operations, particularly at our business, sports and entertainment and uniform client locations. In response to the lower levels of demand across our more economically sensitive food and facility services businesses, we will continue to pursue both revenue enhancements and appropriate cost controls. The uniform segment is focused on managing the business through this environment with a particular focus on appropriately reducing the cost structure, while maintaining high levels of customer service and continued efforts to acquire new customers. However, we are beginning to see signs of stabilization in our more economically sensitive food and facility services businesses and in our uniform business. Finally, as we experienced during fiscal 2009 and the first nine months of fiscal 2010, to the extent the U.S. dollar fluctuates against other currencies, it could continue to affect the reported results for our international operations.

LIQUIDITY AND CAPITAL RESOURCES

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities was $295.2 million in the fiscal 2010 nine month period compared to $390.1 million in the comparable nine month period of fiscal 2009. The principal components (in millions) of the net change of $94.9 million were:

• Increase in the total of net income and noncash charges	$18.8
• Increase in accounts receivable sale proceeds	28.7
• Increased working capital requirements	(108.9)
• Other, net	(33.5)

$(94.9)

The increase in the total of net income and noncash charges results mainly from the higher operating results of the Company, as discussed above. The accounts receivable proceeds increased primarily as a result of timing of funding under the facility in fiscal 2010 and fiscal 2009. As expected and consistent with historical patterns, working capital was a use of cash for us during the nine month period of fiscal 2010. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $220.8 million), primarily due to the improvement in collection efforts in fiscal 2009 that created a large source of cash, whereas fiscal 2010 has been a normal use of cash, and Inventory (approximately $36.3 million), primarily due to inventory reductions in the Uniform and Career Apparel segment and other Company-wide inventory control measures in fiscal 2009, partially offset by changes in Accounts Payable (approximately $88.5 million) and Accrued Expenses (approximately $19.1 million) due to timing of disbursements and Prepayments (approximately $40.7 million) due to changes in current income tax receivable in fiscal 2009. The “Other, net” caption decreased primarily due to $24.2 million of cash distributions received in fiscal 2009 versus $3.5 million in fiscal 2010 from our 50% ownership interest in AIM Services Co., Ltd. and fluctuations in certain noncurrent liabilities (primarily insurance).

Management believes that the Company’s cash and cash equivalents, cash flows provided by operating activities and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $532.7 million and $582.9 million at July 30, 2010 and July 2, 2010, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt repayments and other cash needs. While we believe we enjoy a strong liquidity position overall, the Company will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the Food and Support Services operating income in North America comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets in order to respond to changing conditions.

As of July 2, 2010, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $1,483.7 million (un-extended) and $1,407.4 million (extended); a yen denominated term loan to the Company in the amount of ¥5,232.3 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $164.1 million; a Euro denominated term loan to an Irish subsidiary in an amount of €42.5 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £117.7 million; and a Euro denominated term loan to German subsidiaries in the amount of €65.6 million. As of July 2, 2010, there was approximately $396.9 million outstanding in foreign currency borrowings.

During the first quarter of fiscal 2010, the Company completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.3 million in cash (see Note 2 to the condensed consolidated financial statements). During the second quarter of fiscal 2009, the Company paid approximately $24.5 million towards the acquisition of the remaining 20% of its Chilean subsidiary. During the third quarter of fiscal 2009, the Company paid $85.0 million as additional consideration related to the fiscal 2006 acquisition of an online catering company per the terms of the acquisition agreement.

On March 26, 2010, the Company amended and restated its senior secured credit agreement (“Restated Credit Agreement”). Among other things, the Restated Credit Agreement: (i) extends the maturity date of $1,407.4 million of the Company’s U.S. denominated term loan and $92.6 million of the letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016; provided that if any of the Company’s $1.28 billion of 8.5% senior notes due 2015 or $500 million of senior floating rate notes due 2015 are outstanding on October 31, 2014, the maturity date of such term loans and letter of credit deposits shall be October 31, 2014, (ii) permits future extensions and refinancings of the maturity date of the Company’s term loans, letter of credit deposits and revolving credit commitments under the Restated Credit Agreement, (iii) establishes a sub-limit of $250 million for revolving letters of credit under the Restated Credit Agreement, and (iv) permits the Company to refinance term loans in the future with the proceeds of unsecured or secured notes issued by the Company; provided that any such secured notes are subject to a customary first- or second-lien intercreditor agreement, as applicable. The Restated Credit Agreement also increases the applicable margin with respect to the extended term loans to 3.25% for LIBOR borrowings and extended letter of credit facility fees and to 2.25% with respect to extended term loan base-rate borrowings. It also provides for a 1.0% prepayment premium if any extended term loans are prepaid prior to March 26, 2011 with the proceeds of new term loans having lower interest margins than the extended term loans’ margins. The maturity date, interest margins and letter of credit fees for loans and letters of credit deposits that were not extended remain unchanged. Consenting lenders received a one-time amendment fee of approximately $1.9 million in the aggregate on their total loan commitments. For the three and nine months ended July 2, 2010, approximately $8.3 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $7.5 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners. In June 2010, the Company made an optional prepayment of outstanding un-extended U.S. denominated term loan of $150.0 million.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of July 2, 2010, we were in compliance with these covenants.

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

(dollars in millions)	Three Months Ended July 2, 2010	Three Months Ended April 2, 2010	Three Months Ended January 1, 2010	Three Months Ended October 2, 2009	Twelve Months Ended July 2, 2010
Net income (loss)	$(6.3)	$(9.8)	$25.7	$16.5	$26.1
Interest and other financing costs, net	108.8	117.8	109.1	108.5	444.2
Provision (benefit) for income taxes	(7.2)	(10.3)	10.7	6.1	(0.7)
Depreciation and amortization	126.7	127.3	128.1	127.6	509.7

EBITDA	222.0	225.0	273.6	258.7	979.3
Share-based compensation expense (1)	0.3	11.4	5.6	3.0	20.3
Unusual or non-recurring losses (2)	—	—	1.5	—	1.5
Pro forma EBITDA for equity method investees (3)	3.8	6.5	7.0	2.4	19.7
Pro forma EBITDA for certain transactions (4)	—	—	1.8	2.8	4.6
Other (5)	3.6	0.2	1.1	10.0	14.9

Adjusted EBITDA	$229.7	$243.1	$290.6	$276.9	$1,040.3

(1)	Represents share-based compensation expense resulting from the application of accounting for stock options and deferred stock unit awards (see Note 9 to the condensed consolidated financial statements).
(2)	Represents charges for the repositioning of the Uniform and Career Apparel segment (see Note 12 to the condensed consolidated financial statements).
(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Represents the annualizing of estimated EBITDA from acquisitions made during the period.
(5)	Other includes certain other miscellaneous items (the three months ended July 2, 2010 and October 2, 2009 include approximately $2.5 million and $10.3 million, respectively, of severance and other related costs incurred in the Food and Support Services—North America and Food and Support Services—International segments).

Our covenant requirements and actual ratios for the twelve months ended July 2, 2010 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.00x	3.51x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.33x

(1)	Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.
(2)	Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of common stock subject to repurchase as of July 2, 2010 was $183.6 million, which is based on approximately 12.9 million shares of common stock of the Parent Company valued at $14.18. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

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

The Company has retained an undivided interest in the transferred receivables of approximately $103.5 million and $264.3 million at July 2, 2010 and October 2, 2009, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both July 2, 2010 and October 2, 2009. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At July 2, 2010 and October 2, 2009, approximately $247.0 million and $235.4 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During the nine months ended July 2, 2010 and July 3, 2009, ARAMARK Receivables, LLC sold an undivided interest in approximately $2.18 billion and $2.20 billion of trade account receivables, respectively, and remitted to bank conduits, pursuant to the servicing agreement, approximately $2.17 billion and $2.23 billion in collections on trade account receivables previously sold, respectively. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $2.1 million and $4.3 million for the nine months ended July 2, 2010 and July 3, 2009, respectively, and is included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.

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

From time to time, we are a party to various legal actions and investigations involving claims incidental to the conduct of our business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims statutes, contractual disputes and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such current actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

On October 3, 2008, the Company and a subsidiary were served with a complaint in a Qui Tam action filed by Relator Robert Pritsker (which was originally filed on October 30, 2003) naming the Company and certain other companies in its industry in the United States District Court, E.D.PA. and alleging, among other things, that the defendants, including the Company, caused the making of certain false certifications to the federal government of compliance with U.S.D.A. regulations and seeking unspecified damages. The United States declined to join in this action in 2005. On March 6, 2009, in response to motions by all defendants, the Court dismissed this action with prejudice. On April 3, 2009, the Relator appealed, and on February 9, 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal. Subsequent motions by the Relator to the Third Circuit were also promptly denied. A petition for certiorari to the United States Supreme Court was filed in June 2010. We expect that the Supreme Court will determine whether to accept this petition by the early fall of 2010.

On July 29, 2009, Genaro Zendejas Morales, a former employee of the Company, and Ricky Silva and Cristian Sanchez, current employees of ARAMARK Sports, LLC, filed a proposed class action complaint against the Company, ARAMARK Sports, Inc., and ARAMARK Sports, LLC in the United States District Court, Central District of California. The complaint, as filed, purports to assert class claims that defendants did not pay all monies due under California wage and hour laws. The plaintiffs are seeking unspecified monetary damages and injunctive relief. The parties have executed a memorandum of understanding for a full settlement of the matter. The settlement is conditioned on final approval by the court. The Company has accrued its best estimate of the settlement amount as of July 2, 2010.

One of our subsidiaries, ARAMARK Sports and Entertainment Services, LLC, recently received a request from the United States Environmental Protection Agency (the “EPA”) to show cause why the EPA should not file an administrative complaint against it for suspected violations of underground storage tank leak detection requirements at its wayside facilities in Shenandoah National Park, Virginia by failing to provide monthly leak detection records. We provided information that we believe is responsive to the EPA request.

NEW ACCOUNTING STANDARD UPDATES

See Note 14 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting standard updates, including the expected dates of adoption.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. See Note 7 to the condensed consolidated financial statements for a discussion of the Company’s derivative instruments. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of July 2, 2010 has not materially changed from October 2, 2009 (See Item 7A of our Annual Report on Form 10-K for the year ended October 2, 2009). See Note 16 to the condensed consolidated financial statements for disclosure of the fair value and related carrying value of the Company’s debt obligations as of July 2, 2010.

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

See Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Legal Proceedings” for a description of the Company’s legal proceedings.

ITEM 5.	OTHER INFORMATION

Schedule 1 to Form of Non-Qualified Stock Option Agreement

Stock options granted under the Parent Company’s 2007 Management Stock Incentive Plan have been, and will in the future be, awarded pursuant to a Non-Qualified Stock Option Agreement with the Parent Company (the “Option Agreement”). On August 11, 2010, the Board of Directors of the Parent Company approved a revised Schedule 1 to the form of Option Agreement that reflects a new annual EBIT performance target for 2014. For grants made in the future, the EBIT performance targets will be as set forth in a revised Schedule 1 to the Option Agreement, which is attached to this Form 10-Q as Exhibit 10.1. The performance targets are not a prediction of how the Company will perform during the fiscal years 2011 through 2014. The Company is not providing any guidance, nor updating any prior guidance, of its future performance with the disclosure of these performance targets, and you are cautioned not to rely on these performance targets as a prediction of the Company’s future performance. The form of Non-Qualified Stock Option Agreement was filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2007.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Schedule 1 to Form of Non-Qualified Stock Option Agreement (beginning with 2011 EBIT targets).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

August 11, 2010	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Schedule 1 to Form of Non-Qualified Stock Option Agreement (beginning with 2011 EBIT targets).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.