Form 10-K
period 2010-10-01
ARAMARK CORP
filed 2010-12-16
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established public trading market for any of the common stock of the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of April 2, 2010 was $-0-. As of November 26, 2010, the common stock of the registrant was owned by ARAMARK Intermediate Holdco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

None

Item 1.

BUSINESS

Overview

ARAMARK Corporation (“ARAMARK,” the “Company,” “we” or “us”) is a leading provider of a broad range of managed services to business, educational, healthcare and governmental institutions and sports, entertainment and recreational facilities.

In the United States, we are one of the largest food, hospitality and facility services companies, and in most of the other countries in which we operate, we are one of the leading providers. Our uniform and career apparel business is the second largest in the United States and provides both rental and direct marketing services. Through our geographic presence and our approximately 254,000 employees (including seasonal employees), we serve thousands of clients and millions of customers in 22 countries around the world. In this Annual Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2010,” which refers to our fiscal year ended October 1, 2010.

Segment and geographic information is incorporated by reference to Note 14 to the consolidated financial statements.

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

Fiscal 2010 Acquisitions

During fiscal 2010, the Company completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for cash consideration of approximately $74.3 million (see Note 2 to the consolidated financial statements). The Company also acquired several local uniform rental companies during fiscal 2010.

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

Food and Support Services

Our Food and Support Services group manages a number of interrelated services—including food, hospitality and facility services—for businesses, healthcare facilities, school districts, colleges and universities, sports, entertainment and recreational venues, conference and convention centers, national and state parks and correctional institutions. In fiscal 2010, our Food and Support Services—North America segment generated $8.6 billion in sales, or 68% of our total sales, and our Food and Support Services—International segment generated $2.5 billion in sales, or 20% of our total sales. No individual client represents more than 2% of our consolidated sales, other than, collectively, a number of U.S. government agencies.

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

Although we provide a range of services and call on a wide variety of clients, in recent years the food and support services industry has experienced some consolidation and multi-national expansion. We believe that other recent dynamics in the food and support services industry include continued growth in the outsourcing of food service and facilities management as a result of:

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

We provide coffee and vending services to business and industry clients at thousands of locations in the United States and Canada. Our service and product offerings include a full range of coffee and beverage offerings, “grab and go” food operations, convenience stores and a proprietary drinking water filtration system.

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

Sports and Entertainment. We provide concessions, banquet and catering services, retail, merchandise and novelty sales, recreational and lodging services and facilities management services at sports, entertainment and recreational facilities. We serve 122 professional (including minor league affiliates) and college sports teams, including 39 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We also serve 28 convention and civic centers, 17 national and state parks and other resort operations, plus numerous concert venues, entertainment complexes and other popular tourist attractions in the United States and Canada.

Higher Education and Education K-12. We provide a wide range of food and facility services at more than 1,000 colleges, universities, school systems and districts and private schools. We offer our education clients a single source provider for managed service solutions, including dining, catering, food service management, convenience-oriented retail operations, facilities maintenance, custodial, grounds, energy management, construction management, capital project management and building commissioning.

Healthcare. We provide a wide range of non-clinical support services to approximately 1,000 healthcare and senior living facilities in the United States and Canada. We offer healthcare organizations a single source provider for managed service solutions, including patient food and nutrition services, retail food services, clinical equipment maintenance, environmental services, laundry and linen distribution, plant operations, energy management, strategic/technical services, supply chain management and central transportation.

Customers and Services—International Segment

Our Food and Support Services—International segment provides a similar range of services as that provided to our Food and Support Services—North America segment clients and operates in several sectors, including business and industry, sports and entertainment, healthcare and education. Our international services are provided in 20 countries outside the United States and Canada. Our largest international operations are in the United Kingdom, Germany, Chile, Ireland and Spain, and in each of these countries we are one of the leading food service providers. We also have operations in China, Belgium, South Korea, Argentina and Mexico and we own 50% of AIM Services Co., Ltd., a leader in providing outsourced food services in Japan. The clients we serve in each country are typically similar to those served in the United States and Canada and vary by country depending upon local dynamics and conditions. There are particular risks attendant with our international operations. Please see the “Risk Factors” section.

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

Our agreements with our distributors are generally for an indefinite term, subject to termination by either party after a notice period, which is generally 60 to 120 days. The pricing and other financial terms of these agreements are renegotiated periodically. We have had distribution agreements with SYSCO for more than 20 years. Our current agreement with SYSCO is terminable by either party with 180 days notice.

Our relationship with SYSCO is important to our operations. In fiscal 2010, SYSCO distributed approximately 57% of our food and non-food products in the United States and Canada, and we believe that we are one of SYSCO’s largest customers. However, we believe that the products acquired through SYSCO can, in significant cases, be purchased through other sources and that termination of our relationship with SYSCO or any disruption of SYSCO’s business would cause only short-term disruptions to our operations.

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

Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. While we may benefit from greater upside potential with a profit and loss contract, we are responsible for all the operating costs and consequently bear greater downside risk than with a client interest contract. For fiscal 2010, approximately 74% of our food and support services sales were derived from profit and loss contracts.

Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we receive vendor consideration, including rebates, allowances and volume discounts that we retain except in those cases and to the extent that, under certain arrangements, they are passed through to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2010, approximately 26% of our food and support services sales were derived from client interest contracts.

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

When we enter into new contracts, or extend or renew existing contracts, particularly those for stadiums, arenas, convention centers, colleges and universities, we are sometimes contractually required to make some form of up-front or future capital investment to help finance improvement or renovation, typically to the food and beverage facilities of the venue from which we operate. Contractually required capital expenditures typically take the form of investment in leasehold improvements, food service equipment and/or grants to clients. At the end of the contract term or its earlier termination, assets such as equipment and leasehold improvements typically become the property of the client, but generally the client must reimburse us for any undepreciated or unamortized capital expenditures.

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

Uniform and Career Apparel

Our Uniform and Career Apparel segment provides uniforms, career and image apparel, safety equipment, work clothes and accessories to meet the needs of clients in a wide range of industries in the United States, including manufacturing, transportation, construction, restaurants and hotels, public safety, healthcare and pharmaceutical industries and many others. We supply garments, other textile and paper products, public safety equipment and other accessories through rental and direct purchase programs to businesses, government agencies and individuals. Through our rental and direct marketing businesses, we provide a total uniform solution to our clients. In fiscal 2010, our Uniform and Career Apparel segment generated $1.5 billion in sales, or 12% of our total fiscal 2010 sales.

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

We provide a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent or lease uniforms, career and image apparel, work clothing, outerwear, particulate-free garments and additional textile and related products to businesses in a wide range of industries throughout the United States, including manufacturing, food services, automotive, healthcare, construction, utilities, repair and maintenance services, restaurant and hospitality. Our uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear. We also offer nongarment items and related services, including industrial towels, floor mats, mops, linen products, as well as paper products and safety products.

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

We serve businesses of all sizes in many different industries. We have a diverse customer base, serving customers in 45 states, Puerto Rico and one Canadian province, from over 200 service location and distribution centers across the United States and one service center in Ontario, Canada. We offer a range of garment rental service options, from full-service rental programs in which we clean and service garments and replace uniforms as needed, to lease programs in which garments are cleaned and maintained by individual employees. We also clean and service customer-owned uniforms. None of our customers individually represents a material portion of our sales.

Our cleanroom service offers advanced static dissipative garments, barrier apparel, sterile garments and cleanroom application accessories for customers with contamination-free operations in the technology, food, healthcare and pharmaceutical industries.

We conduct our direct marketing business through four primary brands—WearGuard, Crest, Galls and ARAMARK. We design, source or manufacture and distribute distinctive image apparel to workers in a wide variety of industries. We deliver expanded services to customers through catalog, the Internet, dedicated sales representatives and telemarketing sales channels. We customize and embroider personalized uniforms and logos for customers through an extensive computer assisted design center and distribute work clothing, outerwear, business casual apparel and footwear throughout the United States. During fiscal 2009, we initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business (see Note 11 to the consolidated financial statements).

Galls is one of the country’s leading suppliers of uniforms and equipment to public safety professionals. This multi-channel business (catalog, telemarketing sales, field sales, the Internet and retail) caters to the special needs of people involved in public safety, law enforcement, fire fighting, federal government agency, military and emergency medical services. Galls markets public safety equipment and apparel under the Galls, Dynamed and other brand names to over 650,000 customers, as well as to public safety departments, private security companies and the military. Galls also operates six retail store locations in California and Kentucky.

Operations

We operate our uniform rental business as a network of 76 laundry plants and 150 satellite plants and depots supporting over 2,500 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We operate a cutting and sewing plant in Mexico, which satisfies a substantial amount of our standard uniform inventory needs. We also purchase additional uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one vendor would not have a significant impact on us.

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

Our direct marketing businesses distribute approximately 7.5 million catalogs annually to approximately 1.1 million existing and prospective customers. Catalog distribution is based on the selection of recipients in accordance with predetermined criteria from customer lists developed by WearGuard and Galls as well as those purchased or rented from other organizations. Our in-bound and out-bound telemarketing operations are staffed by approximately 160 trained professionals. We also sell across the Internet at www.aramark-uniform.com and www.galls.com.

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

Employees of ARAMARK

As of October 1, 2010, we had a total of approximately 254,000 employees, including seasonal employees, consisting of approximately 162,000 full-time and approximately 92,000 part-time employees in our three business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth quarter. The approximate number of employees by segment is as follows: Food and Support Services—North America: 157,000; Food and Support Services—International: 83,000; Uniform and Career Apparel—14,000. In addition, the ARAMARK corporate staff is approximately 200 employees. Approximately 39,000 employees in the

United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Governmental Regulation

We are subject to various governmental regulations, such as environmental, labor, employment, immigration, health and safety laws and liquor licensing and dram shop laws. In addition, our facilities and products are subject to periodic inspection by federal, state, and local authorities. We have established, and periodically update, various internal controls and procedures designed to maintain compliance with these regulations. Our compliance programs are subject to changes in federal or state legislation, or changes in regulatory interpretation, implementation or enforcement. From time to time both federal and state government agencies have conducted audits of certain of our practices as part of routine investigations of providers of services under government contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, seizures or debarment from government contracts.

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

There are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food, including in some cases requirements relating to the temperature of food, the cleanliness of the kitchen, and the hygiene of personnel, which are enforced primarily at the local public health department level. While we attempt to comply with applicable laws and regulations, we cannot assure you that we are in full compliance at all times with all of the applicable laws and regulations referenced above. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance.

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

Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our contract food service business and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of October 1, 2010, our subsidiaries held liquor licenses in 42 states and the District of Columbia, two

Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and most contracts are subject to termination if we lose our liquor license for the facility. Our service of alcoholic beverages is also subject to state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron or to third parties for the acts of the patron. We sponsor regular training programs designed to minimize the likelihood of such a situation. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

Our uniform rental business and our food and support service business are subject to various federal, state and local environmental protection laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations governing the use, management, and disposal of chemicals and hazardous materials. In particular, industrial laundries use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to wastewaters that are discharged through sanitary sewer systems to publicly owned treatment works and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. Our food and support service business owns and operates underground storage tank systems to store petroleum products for use in our or our clients’ operations. These underground storage tank systems also are subject to performance standards, periodic monitoring, and recordkeeping requirements. We also may use and manage chemicals and hazardous material in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to maintain compliance with environmental protection laws and regulations. Given the regulated nature of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under federal and state environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or emanating from our owned or leased property or our clients’ properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge, or responsibility for the presence of such hazardous substances. We may not know whether our clients’ properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits.

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

Risks related to our business

General

Unfavorable economic conditions and increased operating costs have, and in the future could, adversely affect our results of operations and financial condition.

A national or international economic downturn has, and in the future could, reduce demand for our services in each of our operating segments, which may result in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic hardship among our client base can also impact our business. For example, during the recent period of economic distress, certain of our businesses have been negatively affected by reduced employment levels at our clients’ locations and declining levels of business and consumer spending. In addition, insolvency experienced by clients, especially larger clients, particularly in the financial services, non-profit healthcare, automotive and airline industries, has, and in the future could, make it difficult for us to collect amounts we are owed and could result in the voiding of existing contracts. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs. Any terrorist attacks, particularly against venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our sales and operating results. Natural disasters, including hurricanes and earthquakes, or global calamities have, and in the future could, affect our sales and operating results. In the past, ARAMARK experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, and the effect of the temporary conversion of a number of ARAMARK client locations to provide food and shelter to those left homeless by storms.

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers’ compensation, state unemployment insurance and state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in the prices for our products and services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our client contracts. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform services business, and to a lesser extent in our food and support services segments. From time to time we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand and the increased production of biofuels such as ethanol. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes.

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

Healthcare reform legislation could have an impact on our business.

During fiscal 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that could most significantly increase our healthcare costs in the near term include the removal of annual plan limits, the changes in rules regarding eligibility for dependents and the mandate that health plans cover 100% of preventative care. In addition, our healthcare costs could increase if the new legislation and accompanying regulations require us to cover more employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. While much of the cost of the recent healthcare legislation enacted will occur on or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs.

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

A portion of our sales, estimated to be approximately 12% in fiscal 2010, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced, any of which could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations. For example, the Child Nutrition Programs, including the National School Lunch Program and the School Breakfast Program, are in the process of being reauthorized by the federal government. The reauthorization legislation passed by the Senate and pending before the House includes a variety of potential programmatic changes, including changes to the reimbursement rates and nutritional requirements for meals served to students, which could impact our operations and/or our results of operations in those accounts where the client participates in one of the Child Nutrition Programs.

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

We may incur significant liability as a result of our participation in multi-employer defined benefit pension plans.

We operate at a number of locations under collective bargaining agreements. Under some of these agreements, we are obligated to participate in and contribute to multi-employer defined benefit pension plans. As a contributing employer to such plans, should ARAMARK withdraw, either totally or satisfy certain triggers for a statutory “partial withdrawal,” we would be subject to withdrawal liability (or partial withdrawal liability) for our proportionate share of any unfunded vested benefits. In addition, if a multi-employer defined benefit pension plan fails to satisfy the minimum funding rules, we could be liable to increase our contributions to meet minimum funding contributions. The financial status of certain of the plans in which ARAMARK participates has deteriorated in the recent past. In addition, any increased funding obligations for underfunded multi-employer defined benefit pension plans could have a financial impact on us.

Our international business results are influenced by currency fluctuations and other risks that could have an effect on our results of operations and financial condition.

A significant portion of our sales is derived from international business. During fiscal 2010, approximately 20% of our sales was generated outside the United States and Canada. We currently have a presence in 20 countries outside of the United States and Canada with approximately 83,000 personnel. The operating results of our Canadian business and our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; Foreign Corrupt Practices Act compliance matters; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations. We intend to continue to develop our business in emerging countries over the long term. Emerging international operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; and nationalization and expropriation of private assets.

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

We are subject to various federal, state and local environmental protection laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations governing the use, management, and disposal of chemicals and hazardous materials. In particular, industrial laundries in our uniform rental segment use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to wastewaters that are discharged through sanitary sewer systems to publicly owned treatment works and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. Our food and support service business owns and operates underground storage tank systems to store petroleum products for use in our or our clients’ operations. These underground storage tank systems also are subject to performance standards, periodic monitoring, and recordkeeping requirements. We also may use and manage chemicals and hazardous material in our operations from time to time. In the course of our business, we may be subject to penalties and fines for non-compliance with environmental protection laws and regulations and we may settle, or contribute to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. In addition, changes to federal or state environmental laws may subject us to additional costs or cause us to change aspects of our business. Under federal and state environmental protection laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or emanating from our owned or leased property or our client’s properties, as well as related costs of investigation and property damage, without regard to our fault, knowledge, or responsibility for the presence of such hazardous materials. There can be no assurances that locations that we own, lease or otherwise operate, either for ourselves or for our clients, or that we may acquire in the future, have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded plants. In connection with our present or past operations and the present or past operations of our predecessors or companies that we have acquired, hazardous substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is damaged or the value of such properties is diminished by such migration.

Our Sponsors can strongly influence us and may have conflicts of interest with us in the future.

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

Sales of sports, entertainment and recreational services have been, and in the future would be, adversely affected by a decline in attendance at client facilities or by a reduction or cessation of events.

The portion of our food and support services business which provides services in public facilities such as convention centers and tourist and recreational attractions is sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients’ facilities have, and in the future could, result in a reduction in our sales. For example, our convention centers business has experienced softness due to declining levels of business and consumer spending as a result of the weakened economy. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our sales, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including labor disruptions involving sports leagues, poor performance by the teams playing in a facility, inclement weather and adverse economic conditions which would adversely affect sales and profits. For example, in 2011, collective bargaining agreements for the players in the National Football League, Major League Baseball and the National Hockey League will expire. If the players and owners in one or more of such leagues fail to come to terms on new collective bargaining agreements, a strike, lock-out or cancelled season could result. Any ensuing decrease in the number of games played would mean a loss of sales and reduced profits at the venues we service.

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

In fiscal 2010, one distributor provided approximately 57% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure in such countries.

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

The regulations relating to each of our food and support services segments are numerous and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including in some cases requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance.

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

We supply uniform services to the airline, automotive, hospitality, retail and manufacturing industries, among others, all of which have been subject to one or more of shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring, a shift to offshore manufacturing and bankruptcy. Economic hardship among our client base could cause some of our clients to restrict expenditures or even cease to conduct business, both of which could negatively affect our sales and operating results.

Our operations are exposed to increases in garment, raw materials and fuel prices. The cost of gasoline and diesel fuel and natural gas has fluctuated significantly in the United States in the last several years. To the extent we are not able to mitigate or pass on our increased costs to customers—for fuel expenses or any other of our costs that may increase—our operating results may be negatively affected.

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

We are highly leveraged. As of October 1, 2010, our outstanding indebtedness was $5,402 million, including our senior notes. We also had an additional $581.7 million available for borrowing under our revolving credit facility at that date. In addition, approximately $220.9 million of funding was outstanding under our receivables facility as of October 1, 2010.

This degree of leverage could have important consequences, including:

•

exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, our receivables facility and our senior floating rate notes, are at variable rates of interest;

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

If, due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, although a significant amount of our long-term borrowings do not mature until 2012 and later, if we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our senior fixed rate notes and senior floating rate notes restricts our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Our principal executive offices are located at ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate is primarily comprised of Uniform and Career Apparel facilities. As of October 1, 2010, we operated 255 service facilities in our Uniform and Career Apparel segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, stand alone garages and retail stores that are located in 40 states, Canada and Puerto Rico. Of these, approximately 53% are leased and approximately 47% are owned. In addition, we operate one cutting and sewing plant in Mexico. We own 14 buildings that we use in our Food and Support Services—North America segment, including two office buildings, three hotels and several office/warehouse spaces, and we lease 138 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own a distribution center and five other properties and lease 99 facilities throughout the world that we use in our Food and Support Services—International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and Career Apparel and Food and Support Services business groups. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.	Legal Proceedings

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of the Company’s legal proceedings.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of ARAMARK Corporation is held by ARAMARK Intermediate Holdco Corporation, which is 100% owned by Holdings.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources,” for a description of restrictions on our ability to pay dividends.

Item 6.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors, each included elsewhere herein (dollars in millions, except per share amounts). The selected consolidated financial data are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. As a result of the Transaction and the related purchase accounting, the Predecessor and Successor financial statements are not comparable. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods (see Note 1 to the consolidated financial statements).

	Successor				Predecessor
	Fiscal Year Ended on or near September 30(1)			Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007	Fiscal Year Ended on or near September 30(1) 2006
	2010	2009	2008
Income Statement Data:
Sales	$12,571.7	$12,297.9	$13,470.2	$8,438.4	$3,945.9	$11,621.2
Depreciation and amortization	508.9	503.1	509.1	322.5	116.4	339.3
Operating income(2)	474.8	437.5	566.1	386.6	68.5	530.5
Interest and other financing costs, net(6)	444.5	472.3	514.7	365.9	48.7	139.9
Income (loss) from continuing operations(3)	30.7	(6.9)	39.5	16.1	14.8	261.4
Net income (loss)(4)(7)	30.7	(6.9)	39.5	16.1	14.8	261.1
Cash dividends per common share(8)	—	—	—	—	$0.07	$0.28
Ratio of earnings to fixed charges(5)	1.0x	0.9x	1.1x	1.0x	1.2x	3.0x

Balance Sheet Data (at period end):
Total assets	$10,221.9	$10,326.7	$10,523.4	$10,593.7		$5,263.3
Long-term borrowings	5,350.2	5,677.7	5,804.9	5,839.1		1,763.1
Shareholders’ equity	1,397.0	1,360.4	1,339.8	1,439.6		1,521.6

(1)	Our fiscal year ends on the Friday nearest to September 30th. Fiscal years 2010, 2009, 2008 and 2006 refer to the fiscal years ended October 1, 2010, October 2, 2009, October 3, 2008 and September 29, 2006, respectively. Fiscal 2008 is a 53-week year. All other periods presented are 52-week years.
(2)

Fiscal 2010 includes share-based compensation expense of $21.3 million. For fiscal 2009, share-based compensation expense was $25.4 million. During fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. In addition, the Company reduced its headcount in all the businesses in the Uniform and Career Apparel segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during fiscal 2009 related to these actions (see Note 11 to the consolidated financial statements). For fiscal 2008, share-based compensation expense was $11.8 million and included a reversal of approximately $13.3 million of share-based compensation expense during the fourth quarter of fiscal 2008 related to expense previously recognized for Performance-Based Options (see Note 9 to the consolidated financial statements). During the

Successor period from January 27, 2007 through September 28, 2007, the Company recorded share-based compensation expense of $27.5 million and $5.7 million of costs related to the Transaction. The Company also recorded a gain of $21.2 million from the sale of its 50% interest in SMG and a charge of $4.2 million for the impairment of a technology asset. During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded costs of $112.1 million related to the Transaction. These costs consist of $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives. During fiscal 2006, the Company recorded a charge of approximately $43.0 million to reflect goodwill impairment, inventory write-downs and severance accruals in the Uniform and Career Apparel segment. The Company adopted the accounting pronouncement for share-based payments during the first quarter of fiscal 2006 and recorded shared-based compensation expense of $22.0 million for fiscal 2006.

(3)	During fiscal 2006, the Company recorded a $14.9 million favorable income tax adjustment based on the settlement of certain open tax years.
(4)	During fiscal 2006, the Company adopted the provisions of the accounting pronouncement for conditional asset retirement obligations and recognized an after-tax charge of $3.4 million for the cumulative effect of the change in accounting principle.
(5)	For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(6)	During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility in connection with the Transaction.
(7)	In fiscal 2003, ARAMARK completed the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation for approximately $250 million in cash. AER has been accounted for as a discontinued operation. At the time of sale, certain accruals were established for liabilities expected pursuant to the indemnification provisions of the sale agreement. In fiscal 2006, the remaining accrual balances were adjusted to reflect current expectations, resulting in additional income from discontinued operations of $3.1 million, net of tax.
(8)	During the Predecessor period from September 30, 2006 through January 26, 2007, the Company paid cash dividends totaling $12.6 million ($0.07/share for the first quarter of fiscal 2007). During fiscal 2006, the Company paid cash dividends totaling $50.5 million ($0.07/share in each of the four quarters of fiscal 2006).

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008, should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements.

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

Asset Impairment Determinations

Goodwill and the ARAMARK and SeamlessWeb trade names are indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level unless specific circumstances require evaluation at a lower level. Within the Food and Support Services—International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company has completed its annual goodwill and trade names impairment tests, which did not result in an impairment charge. In addition, based on current projections, no reporting units were at risk of failing the annual goodwill impairment test and no trade name was at risk of failing the annual trade name impairment test.

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

We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our consolidated statement of operations.

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

Inventory Obsolescence

We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory, principally in the Uniform and Career Apparel segment. In calculating our inventory obsolescence reserve, management analyzes historical and projected data regarding customer demand within specific product categories and makes assumptions regarding economic conditions within customer specific industries, as well as style and product changes. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand in certain of our businesses can be variable and changes in our reserve for inventory obsolescence could materially affect our results of operations.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income, and actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

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

We disclosed the fair values of our assets and liabilities in Note 15 to the consolidated financial statements. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our undivided retained interest in trade receivables and common stock subject to repurchase are derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.

Results of Operations

The following tables present our sales and operating income, and the related percentages attributable to each operating segment for fiscal years 2010, 2009 and 2008 (dollars in millions).

Sales by Segment	Fiscal Year Ended October 1, 2010		Fiscal Year Ended October 2, 2009		Fiscal Year Ended October 3, 2008
Food and Support Services—North America	$8,605.2	68%	$8,393.5	68%	$8,924.9	66%
Food and Support Services—International	2,487.2	20%	2,326.7	19%	2,783.0	21%
Uniform and Career Apparel	1,479.3	12%	1,577.7	13%	1,762.3	13%

	$12,571.7	100%	$12,297.9	100%	$13,470.2	100%

Operating Income by Segment	Fiscal Year Ended October 1, 2010		Fiscal Year Ended October 2, 2009		Fiscal Year Ended October 3, 2008
Food and Support Services—North America	$350.6	74%	$349.3	80%	$386.8	68%
Food and Support Services—International	75.3	16%	83.4	19%	97.2	17%
Uniform and Career Apparel	100.0	21%	61.8	14%	126.6	22%

	525.9	111%	494.5	113%	610.6	107%
Corporate	(51.1)	-11%	(57.0)	-13%	(44.5)	-7%

	$474.8	100%	$437.5	100%	$566.1	100%

Fiscal 2010 Compared to Fiscal 2009

Consolidated Overview

Sales of $12.6 billion for fiscal 2010 represented an increase of 2% over the prior year. The increase is attributable to the impact of foreign currency translation (approximately 1%) and acquisitions (approximately 1%). In addition, growth in Higher Education and the Healthcare sector in our Food and Support Services—North America segment and Chile and China in our Food and Support Services—International segment was offset by the sales decline in our Sports & Entertainment sector in our Food and Support Services—North America segment, the reduced client employee headcounts in our Uniform and Career Apparel segment and the effects of economic pressures and lost business in the U.K., Ireland and Korea in our Food and Support Services—International segment.

Operating income was $474.8 million for fiscal 2010 compared to $437.5 million for the prior year. The increase in operating income in fiscal 2010 was attributable to profit growth in the Education sector, effective control of costs in the Sports & Entertainment sector, foreign currency translation (approximately 3%), the approximately $34.2 million charge recorded during the second quarter of fiscal 2009 related to the repositioning of the Uniform and Career Apparel segment and severance related charges during fiscal 2009 of approximately $19.7 million in our Food and Support Services—North America and International segments, which more than offset the current year profit declines in the U.K. and Ireland and in the Business & Industry and Healthcare sectors and the decrease in favorable non-income tax settlements in the U.K., which were $3.2 million in fiscal 2010 compared to $8.4 million in the prior year.

Interest and other financing costs, net, for fiscal 2010 decreased approximately $27.8 million from the prior year primarily due to lower interest rates and lower debt levels, partially offset by the $8.5 million of third-party costs related to the amendment of the senior secured credit agreement (see Note 4 to the consolidated financial statements). The benefit for income taxes was $0.4 million on pretax income of $30.3 million for fiscal 2010 compared to $27.9 million on pretax loss of ($34.8) million in the prior year. The changes in both periods principally relate to the relative mix and amount of U.S. and non-U.S. income or loss and the impact of tax credits relative to pretax amounts.

The net income for fiscal 2010 was $30.7 million compared to net loss of $6.9 million in the prior year.

Segment Results

The following tables present a 2010/2009 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

Sales by Segment	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	$	%
Food and Support Services—North America	$8,605.2	$8,393.5	$211.7	3%
Food and Support Services—International	2,487.2	2,326.7	160.5	7%
Uniform and Career Apparel	1,479.3	1,577.7	(98.4)	-6%

	$12,571.7	$12,297.9	$273.8	2%

Operating Income by Segment	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	$	%
Food and Support Services—North America	$350.6	$349.3	$1.3	0%
Food and Support Services—International	75.3	83.4	(8.1)	-10%
Uniform and Career Apparel	100.0	61.8	38.2	62%
Corporate	(51.1)	(57.0)	5.9	-10%

	$474.8	$437.5	$37.3	9%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for fiscal 2010 were $8.6 billion, an increase of 3% compared to the prior year as growth in Higher Education and the Healthcare sector and the positive impact of foreign currency translation (approximately 2%) more than offset the decline in the Sports & Entertainment sector. The Business & Industry sector had flat sales for fiscal 2010 compared to the prior year as growth in net new business, particularly related to the contract to provide support services, including temporary accommodations and feeding, for the Canadian security detail that served the G-8 and G-20 meetings in Toronto, was offset by the decline in base business sales resulting from the year-over-year lower employee population levels at many of our client locations. The Education sector had mid-single digit sales growth for fiscal 2010 due to base business growth in the Higher Education and K-12 food businesses. The Healthcare sector had mid-single digit sales growth for fiscal 2010, primarily due to growth in base and new business within the Healthcare food and clinical technology services businesses. Our Sports & Entertainment sector had a low-single digit sales decline for fiscal 2010 as growth in the Parks, Destinations & Cultural Attractions business was more than offset by lower average attendance at Major League Baseball games in the current year and the impact of prior year lost business related to the National Football League.

Operating income in the Food and Support Services—North America segment was $350.6 million for fiscal 2010 compared to $349.3 million in the prior year as increased profit performance in the Education sector, effective control of costs in the Sports & Entertainment sector, the positive impact of foreign currency translation (approximately 2%) and severance related expenses during fiscal 2009 of approximately $11.5 million, more than offset the profit declines in the Business & Industry and Healthcare sectors.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for fiscal 2010 were $2.5 billion, an increase of 7% compared to the prior year, as growth in base and net new business in Chile, China and Argentina, acquisitions (approximately 4%) and the positive impact of foreign currency translation (approximately 3%) more than offset the sales declines in the U.K., Ireland, Korea and Spain due to the difficult economic environment and lost business.

Operating income for fiscal 2010 was $75.3 million, down 10% from the prior year as profits in Chile, the positive impact of foreign currency translation (approximately 1%) and severance related expenses in fiscal 2009 of $8.2 million were more than offset by the profit declines in the U.K. and Ireland due to the difficult economic environment and lost business. Operating income in fiscal 2010 was also negatively impacted by the earthquake in Chile (approximately $1.9 million) and the decrease in favorable non-income tax settlements in the U.K., which were $3.2 million in fiscal 2010 compared to $8.4 million in the prior year.

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, sales for fiscal 2010 were $1.5 billion, down 6% from the prior year, resulting primarily from a reduction in the number of uniform wearers at our existing client locations compared to the prior year.

Operating income for fiscal 2010 was $100.0 million compared to $61.8 million in the prior year, primarily due to cost reduction efforts and lower energy costs in the uniform rental business, reduced operating losses in the Galls business and the charge related to the repositioning effort in fiscal 2009 offset by the decline in sales in the uniform rental business. During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company exited a portion of its direct marketing business and migrated its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company reduced its headcount in all the other businesses in this segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 related to severance and other related costs, inventory write-downs and other asset write-downs, which is included in “Cost of services provided” in the Consolidated Statements of Operations.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $51.1 million in fiscal 2010, compared to $57.0 million for the prior year. The decrease is due to the decrease in share-based compensation expense and reduced staff and administrative spending in the current year. During the third quarter of fiscal 2010, the Company reversed share-based compensation expense of approximately $3.6 million related to expense previously recognized in the first and second quarter of fiscal 2010 for the Performance-Based Options tied to fiscal 2010 through 2012 EBIT targets (see Note 9 to the consolidated financial statements).

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

Operating income was $437.5 million for fiscal 2009 compared to $566.1 million for the prior year. The decline in operating income in fiscal 2009 was caused by the negative impact of foreign currency translation (approximately -3%), the approximately $34.2 million charge related to the repositioning of our Uniform and Career Apparel segment, severance related charges of approximately $19.7 million in our Food and Support Services—North America and International segments, increased share-based compensation expense of approximately $13.6 million primarily due to the modification of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2008 EBIT target (see Note 9 to the consolidated financial statements) and the 53rd week in fiscal 2008, the estimated impact of which was approximately $16.2 million, that more than offset the $8.4 million favorable non-income tax settlement in the U.K.

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

Operating income in the Food and Support Services—International segment for fiscal 2009 was $83.4 million, down 14% compared to the prior year, as a result of currency translation (approximately -12%), severance related expenses of $8.2 million and the estimated impact of the 53rd week in fiscal 2008 (approximately -4%) offset by profit growth in Chile, Germany, China and Japan and a favorable non-income tax settlement in the U.K. of $8.4 million.

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

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $57.0 million for fiscal 2009, compared to $44.5 million for the prior year period. The increase is mainly due to increased share-based compensation expense of approximately $13.6 million primarily due to the modification of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2008 EBIT target (see Note 9 to the consolidated financial statements).

Outlook

We anticipate that the current economic environment, including reduced consumer and client spending, reduced headcount at our clients and the variability of food, fuel and raw material costs, will likely continue to have an impact on our operations, particularly at our business, sports and entertainment and uniform client locations. In response to the lower levels of demand across our more economically sensitive food and facility services businesses and budgetary issues and pressures on our healthcare clients, we will continue to pursue both revenue enhancements and appropriate cost controls. We will also continue to streamline our operations and improve efficiency through increased standards and processes. In order to support improved operating performance, we undertook cost reduction actions to reduce overhead, which will negatively impact our operating margins in the first quarter of fiscal 2011 but will have a positive impact for the full year. The uniform segment is focused on managing the business through this environment with a particular focus on appropriately managing the cost structure, while maintaining high levels of customer service and continued efforts to acquire new customers. Although we are beginning to see signs of stabilization in our more economically sensitive food and facility services businesses and in our uniform business, we have yet to see an increase in employee population levels at most of our clients. Finally, as we experienced during fiscal 2009 and fiscal 2010, to the extent the U.S. dollar fluctuates against other currencies, it could continue to affect the reported results for our international operations.

Liquidity and Capital Resources

Reference to the Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities in fiscal 2010 was $634.0 million compared to $707.2 million in fiscal 2009. The principal components (in millions) of the net change of $73.2 million were:

• Increase in the total of net income (loss) and noncash charges	$61.8
• Net change in accounts receivable sale proceeds	—
• Increased working capital requirements	(100.8)
• Other, net	(34.2)

$(73.2)

The increase in the total of net income (loss) and noncash charges results mainly from the improved operating results of the Company, as discussed above. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $238.8 million), primarily due to the improvement in collection efforts in fiscal 2009 that created a large source of cash, whereas fiscal 2010 has been a normal use of cash, and Inventory (approximately $54.4 million), primarily due to inventory reductions in the Uniform and Career Apparel segment and other Company-wide inventory control measures in fiscal 2009, partially offset by changes in Accounts Payable (approximately $149.5 million), due to timing of disbursements, and Accrued Expenses (approximately $43.2 million) due to an increase in accrued commissions and timing of advanced payments. The “Other, net” caption decreased primarily due to $24.2 million of cash distributions received in fiscal 2009 versus $8.2 million in fiscal 2010 from our 50% ownership interest in AIM Services Co., Ltd. and fluctuations in certain noncurrent liabilities (retirement plans and insurance).

Management believes that the Company’s cash and cash equivalents, cash flows provided by operating activities and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $530.3 million and $581.7 million at November 26, 2010 and October 1, 2010, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations and other cash needs. While we believe we enjoy a strong liquidity position overall, the Company will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets in order to respond to changing conditions.

As of October 1, 2010, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $1,333.7 million (un-extended) and $1,407.4 million (extended); a yen denominated term loan to the Company in the amount of ¥5,218.7 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $163.6 million; a Euro denominated term loan to an Irish subsidiary in an amount of €42.4 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £117.4 million; and a Euro denominated term loan to German subsidiaries in the amount of €65.4 million. As of October 1, 2010, there was approximately $428.8 million outstanding in foreign currency borrowings.

During the first quarter of fiscal 2010, the Company completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.3 million in cash (see Note 2 to the consolidated financial statements). During fiscal 2009, the Company paid approximately $26.7 million for the acquisition of the remaining 20% of its Chilean subsidiary and the Company paid $85.0 million as additional consideration related to the fiscal 2006 acquisition of SeamlessWeb, per the terms of the acquisition agreement.

In June 2010 and September 2010, the Company made optional prepayments of outstanding un-extended U.S. dollar term loan of $150.0 million and $150.0 million, respectively. In fiscal 2009, the Company voluntarily prepaid an additional $100.0 million of outstanding term loans in anticipation of a required Excess Cash Flow prepayment in the first quarter of fiscal 2010. During fiscal 2010, $1,180.0 million and £50.0 million of interest rate swap agreements matured. The Company entered into $200 million of forward starting interest rate swap agreements during fiscal 2010 to hedge the cash flow risk of variability in interest payments on variable rate borrowings.

On March 26, 2010, the Company amended and restated its senior secured credit agreement (the “Restated Credit Agreement”). Among other things, the Restated Credit Agreement: (i) extends the maturity date of $1,407.4 million of the Company’s U.S. denominated term loan and $92.6 million of the letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016; provided that if any of the Company’s $1.28 billion of

8.5% senior notes due 2015 or $500 million of senior floating rate notes due 2015 are outstanding on October 31, 2014, the maturity date of such term loans and letter of credit deposits shall be October 31, 2014, (ii) permits future extensions and refinancings of the maturity date of the Company’s term loans, letter of credit deposits and revolving credit commitments under the Restated Credit Agreement, (iii) establishes a sub-limit of $250 million for letters of credit under the Restated Credit Agreement’s revolving credit facility, and (iv) permits the Company to refinance term loans in the future with the proceeds of unsecured or secured notes issued by the Company; provided that any such secured notes are subject to a customary first- or second-lien intercreditor agreement, as applicable. The Restated Credit Agreement also increases the applicable margin with respect to the extended term loans to 3.25% for LIBOR borrowings and extended letter of credit facility fees and to 2.25% with respect to extended term loan base-rate borrowings. It also provides for a 1.0% prepayment premium if any extended term loans are prepaid prior to March 26, 2011 with the proceeds of new term loans having lower interest margins than the extended term loans’ margins. The maturity date, interest margins and letter of credit fees for loans and letters of credit deposits that were not extended remain unchanged. Consenting lenders received a one-time amendment fee of approximately $1.9 million in the aggregate on their total loan commitments. During fiscal 2010, approximately $8.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Operations. Approximately $7.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of October 1, 2010, we were in compliance with these covenants.

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

EBITDA is defined for purposes of these covenants as net income (loss) plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined for purposes of these covenants as EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our senior secured credit agreement and the indenture. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

(dollars in millions)	Three Months Ended October 1, 2010	Three Months Ended July 2, 2010	Three Months Ended April 2, 2010	Three Months Ended January 1, 2010	Twelve Months Ended October 1, 2010
Net income (loss)	$21.1	$(6.3)	$(9.8)	$25.7	$30.7
Interest and other financing costs, net	108.8	108.8	117.8	109.1	444.5
Provision (benefit) for income taxes	6.4	(7.2)	(10.3)	10.7	(0.4)
Depreciation and amortization	126.8	126.7	127.3	128.1	508.9

EBITDA	263.1	222.0	225.0	273.6	983.7
Share-based compensation expense(1)	4.0	0.3	11.4	5.6	21.3
Unusual or non-recurring losses(2)	—	—	—	1.5	1.5
Pro forma EBITDA for equity method investees(3)	4.9	3.8	6.5	7.0	22.2
Pro forma EBITDA for certain transactions(4)	—	—	—	1.8	1.8
Other(5)	0.5	3.6	0.2	1.1	5.4

Adjusted EBITDA	$272.5	$229.7	$243.1	$290.6	$1,035.9

(1)	Represents share-based compensation expense resulting from the application of accounting for stock options and deferred stock unit awards (see Note 9 to the consolidated financial statements).
(2)	Represents charges for the repositioning of the Uniform and Career Apparel segment (see Note 11 to the consolidated financial statements).
(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Represents the annualizing of estimated EBITDA from acquisitions made during the period.
(5)	Other includes certain other miscellaneous items (the three months ended July 2, 2010 includes approximately $2.5 million of severance and other related costs incurred in the Food and Support Services—North America segment).

Our covenant requirements and actual ratios for the twelve months ended October 1, 2010 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.00x	3.37x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00x	2.44x

(1)

Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s revolving credit facility lenders failed to waive any such default, would also constitute a default under our indenture.

(2)	Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 1, 2010 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of October 1, 2010	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,363,744	$34,344	$265,115	$3,656,845	$1,407,440
Capital lease obligations	46,615	17,303	18,115	9,127	2,070
Estimated interest payments(2)	1,232,900	349,500	539,200	302,400	41,800
Operating leases	620,379	193,165	155,186	113,594	158,434
Purchase obligations(3)	246,836	134,720	67,979	25,090	19,047
Other long-term liabilities reflected on the balance sheet(4)	250,552	6,800	9,400	4,800	229,552

	$7,761,026	$735,832	$1,054,995	$4,111,856	$1,858,343

		Amount of Commitment Expiration Per Period
Other Commercial Commitments as of October 1, 2010	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$158,293	$158,293	$—	$—	$—
Guarantees	—	—	—	—	—

	$158,293	$158,293	$—	$—	$—

(1)	Excludes the remaining discount of $8.5 million recorded as a result of the fair value accounting adjustments made in connection with the Transaction and presumes repayment of the $1.28 billion of 8.5% senior notes due 2015 and $500 million of senior floating rate notes due 2015 by October 31, 2014 and the extended $1.4 billion U.S. denominated term loan on July 26, 2016 (see Note 4 to the consolidated financial statements).

(2)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at October 1, 2010 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2011 through 2016 is $5,334,800, $5,239,900, $5,067,200, $3,701,900, $2,000,800 and $1,055,600, respectively. The average interest rate (after giving effect to interest rate swaps) for each fiscal year from 2011 through 2016 is 6.55%, 5.74%, 5.05%, 5.36%, 4.55% and 3.43%, respectively. Refer to Note 4 to the consolidated financial statements for the terms and maturities of existing debt obligations.
(3)	Represents commitments for capital projects and client contract investments.
(4)	Includes certain unfunded employee retirement obligations.

The Company has excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of October 1, 2010, the Company has gross uncertain tax liabilities of $49.3 million (see Note 7 to the consolidated financial statements). During fiscal 2010, the Company made contributions totaling $18.1 million into our defined benefit pension plans and benefit payments of $8.3 million out of these plans. Estimated contributions to our defined benefit pension plans in fiscal 2011 are $17.6 million and estimated benefit payments out of theses plans in fiscal 2011 are $11.0 million (see Note 6 to the consolidated financial statements).

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of common stock subject to repurchase as of October 1, 2010 was $184.7 million, which is based on approximately 12.9 million shares of common stock of the Parent Company valued at $14.27 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

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

The Company has retained an undivided interest in the transferred receivables of approximately $253.3 million and $264.3 million at October 1, 2010 and October 2, 2009, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both October 1, 2010 and October 2, 2009. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At October 1, 2010 and October 2, 2009, approximately $220.9 million and $235.4 million of accounts receivable were sold and removed from the Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During fiscal 2010 and fiscal 2009, ARAMARK Receivables, LLC sold an undivided interest in approximately $2.83 billion and $2.90 billion of trade account receivables, respectively, and remitted to bank conduits, pursuant to the servicing agreement, approximately $2.84 billion and $2.91 billion in collections on trade account receivables previously sold, respectively. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was $2.8 million, $5.1 million and $11.7 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and is included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Operations.

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

From time to time, we are a party to various legal actions and investigations involving claims incidental to the conduct of our business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims statutes, contractual disputes, antitrust and competition laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such current actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

In October 2010, the United States Supreme Court denied the petition for certiorari of Relator Robert Pritsker in the Qui Tam action that the Relator had filed against the Company and certain other companies in its industry alleging that the defendants caused the making of false certifications to the federal government of compliance with U.S.D.A. regulations. This action had previously been dismissed by the United States District Court, Eastern District of Pennsylvania and this dismissal had been upheld by the United States Court of Appeals for the Third Circuit.

The Company’s settlement of the class action suit originally filed by Genaro Zendejas Morales, Ricky Silva and Christian Sanchez against ARAMARK Sports, LLC alleging that defendants did not pay all monies due under California wage and hour laws was approved by the United States District Court, Central District of California on October 12, 2010. The settlement amount was accrued as of October 1, 2010 with payment made during the first quarter of fiscal 2011.

The Company reached an agreement in principle to settle an allegation by the United States Environmental Protection Agency against our subsidiary, ARAMARK Sports and Entertainment Services, LLC, for suspected violations of underground storage tank leak detection requirements at its wayside facilities in Shenandoah National Park, Virginia for payment of an immaterial amount and our demonstration of compliance with monthly leak detection monitoring at this location.

New Accounting Standard Updates

See Note 1 of the Notes to Consolidated Financial Statements for a full description of recent accounting standard updates, including the expected dates of adoption.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including increased food costs, labor-related, energy or product sourcing and distribution costs; shortages of qualified personnel or increases in labor costs; the impact on our business of healthcare reform legislation; costs and possible effects of further unionization of our workforce; liability resulting from our participation in multi-employer defined benefit pension plans; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; a decline in attendance at client facilities; the unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters or a flu pandemic on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws, human health and safety laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; a determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; our competitor’s activities or announced planned activities; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if we are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; our potential inability to repurchase our notes upon a change of control; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections and other sections of this Annual Report on Form 10-K.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of October 1, 2010 (see Notes 4 and 5 to the consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at October 1, 2010. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
As of October 1, 2010	2011	2012	2013	2014	2015		Thereafter	Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$17	$262 (a)	$6	$6	$1,284	(b)	$2	$1,577	$1,624
Average interest rate	5.0%	5.0%	5.0%	5.0%	8.5%		5.0%	7.8%
Variable rate	$35 (c)	$6 (c)	$9 (c)	$1,877 (c)	$500	(d)	$1,407 (e)	$3,834	$3,666
Average interest rate	3.7%	2.9%	3.6%	2.9%	4.0%		3.5%	3.3%

Interest Rate Swaps:
Receive variable/pay fixed		$2,360		$664			$200		$(228.4)
Average pay rate		4.9%		3.8%			3.3%
Average receive rate		0.3%		0.3%			0.3%

(a)	Balance includes $250 million of senior notes callable by us at any time.
(b)	Balance includes $1,280 million of senior notes callable by us at any time with any applicable prepayment penalty.
(c)	Balance includes $6 million for each of fiscal 2011 through fiscal 2013 and $1,877 million for fiscal 2014 of un-extended senior secured term loan facilities callable by us any time.
(d)	Balance includes $500 million of senior notes callable by us at any time with any applicable prepayment penalty.
(e)	Balance includes $1,407 million of extended senior secured term loan facilities callable by us any time.

As of October 1, 2010, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €55.7 million, £6.0 million and CAD65.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of October 1, 2010, the fair value of these foreign exchange contracts was a loss of $2.1 million.

During fiscal 2010, the Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of October 1, 2010, the Company has contracts for approximately 65,000 MMBtu’s outstanding for fiscal 2011. As of October 1, 2010, the fair value of the Company’s natural gas hedge agreements was a loss of $0.2 million.

During fiscal 2010, the Company entered into a series of gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. The Company has contracts for approximately 5.0 million gallons outstanding for fiscal 2011. As of October 1, 2010, the fair value of the Company’s gasoline and diesel fuel hedge agreements was a net gain of $0.2 million.

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

On December 14, 2010, ARAMARK Intermediate Holdco Corporation, the sole stockholder of ARAMARK Corporation, acted by written consent to re-elect Joseph Neubauer, L. Frederick Sutherland and Christopher S. Holland as directors of ARAMARK Corporation. Messrs. Neubauer, Sutherland and Holland will serve as directors of ARAMARK Corporation until their successors are duly elected and qualified.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Registrant

The following table presents the names and positions of our directors and executive officers, their ages as of November 26, 2010 and the length of time they have been officers or directors:

Name	Age	Position	Director/Officer Since
Joseph Neubauer	69	Chairman and Chief Executive Officer and Director	1979
Christopher S. Holland	44	Senior Vice President, Treasurer and Director	2003
Andrew C. Kerin	47	Executive Vice President and Group President, ARAMARK Global Food, Hospitality and Facility Services	2004
Lynn B. McKee	55	Executive Vice President, Human Resources	2004
Joseph M. Munnelly	46	Senior Vice President, Controller and Chief Accounting Officer	2008
L. Frederick Sutherland	58	Executive Vice President, Chief Financial Officer; Group Executive, ARAMARK Uniform and Career Apparel and Director	1983
Thomas J. Vozzo	48	Executive Vice President and President, ARAMARK Uniform and Career Apparel	2004

Joseph Neubauer has been our Chairman and Chief Executive Officer since September 2004. From January 2004 to September 2004, he served as our Executive Chairman. Mr. Neubauer also served as our Chief Executive Officer from February 1983 to December 2003 and as our Chairman from April 1984 to December 2003. He was our President from February 1983 to May 1997. He currently is a director of Verizon Communications Inc. and Macy’s, Inc. and was a director of Wachovia Corporation from 1996 to 2008.

Christopher S. Holland has been our Senior Vice President and Treasurer since May 2006. He joined us in November 2003, and he became our Vice President and Treasurer in December 2003. Prior to joining us, Mr. Holland served as Vice President, Investment Banking at J.P. Morgan Chase & Co. since 1998.

Andrew C. Kerin has served as our Executive Vice President since November 2006 and Group President, ARAMARK Global Food, Hospitality and Facility Services Group since June 2009. He served as President, ARAMARK North America Food, Hospitality and Facilities from April 2006 to June 2009. From November 2004 to November 2006 he served as Senior Vice President and from November 2004 to April 2006 as President, ARAMARK Healthcare, Facilities and Education. He served as President, ARAMARK Healthcare and Education from January 2004 to November 2004, and from May 2002 to January 2004, as President, Healthcare and Facilities Group. Prior to that, he served as President, ARAMARK ServiceMaster Facility Services from November 2001 to May 2002 and as President, ARAMARK Correctional Services from June 2001 to November 2001. Mr. Kerin served with ARAMARK Facility Support Services as President from September 1999 to June 2001, as Senior Vice President from April 1998 to September 1999 and as Vice President from October 1995 when he joined us to April 1998. Mr. Kerin is a director of Arrow Electronics, Inc.

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

Our executive officers are elected annually by the Board of Directors and serve at its discretion or until their successors are duly elected and qualified. Our directors, Joseph Neubauer, L. Frederick Sutherland and Christopher S. Holland, are employees of the Company, which is wholly-owned by Holdings. Holdings has a separate board of directors. Messrs. Neubauer, Sutherland and Holland were chosen to be directors of the Company due to their current positions with the Company and Holdings and their extensive experience.

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

In connection with our going-private transaction in 2007, our named executive officers, Joseph Neubauer, L. Frederick Sutherland, Andrew C. Kerin, Lynn B. McKee and Thomas J. Vozzo, along with approximately 250 other executives, each made a substantial investment in the common stock of Holdings. To encourage investment in the going-private transaction and to drive performance, executives, including named executive officers other than Mr. Neubauer, received grants of stock options designed to “match” their investments (up to a certain maximum investment amount), with the number of stock options granted equal to 1.25 options for every share of stock purchased up to a specified target investment amount (which was based on each executive’s base salary for 2007) and one option for each share purchased above that target investment amount up to a maximum multiple of the executive’s base salary (which maximum ranged from seven to fourteen times base salary for named executive officers—with one of our named executive officers investing more than fourteen times his base salary). Mr. Neubauer did not receive a stock option grant in connection with his investment in Holdings because he was a primary investor in the going-private transaction, along with the sponsors. In addition to the matching stock options that were granted based on their investments, non-investment stock options were granted soon after the going-private transaction was completed in 2007 and additional non-investment stock options were granted in March 2008, September 2009 and March 2010. These options now serve as a substantial component of our compensation program for our named executive officers and provide significant motivation and retention value to us for two reasons:

•

The investment in Holdings common stock generally is illiquid while our named executive officers remain employed by us. If one of our named executive officers or other executives were to voluntarily terminate his or her employment with us, Holdings can compel the executive to sell that executive’s stock back to Holdings for a price equal to the fair market value at the time of that sale (fair market value of the common stock will be the most recent quarterly appraisal value). Holdings does not have this right until one year after termination of employment. Holdings can pay for the stock in whole or in part with cash or a note with a term of up to three years, except in the case of death, disability, retirement or involuntary termination, when it must pay cash. Similarly, the executive can require Holdings to repurchase his or her shares, subject to an overall dollar amount limitation for all such purchases for consideration of cash or a note except in the case of death, disability or retirement, when Holdings must pay cash. Holdings also has a Hardship Stock Repurchase Policy, which provides that an executive may request that Holdings repurchase all or some of the shares owned by him or her in the event of an unforeseeable emergency, which would include events such as a severe financial hardship resulting from an illness or accident, loss of property due to casualty or other similar extraordinary and unforeseeable circumstances.

•

One-half of all options granted have a time-based vesting schedule and vest over a four-year period, provided that the employee continues to be employed by us. The other half of the options are intended to be performance-based and require that we achieve specified financial targets before those options will vest. See “Components of Executive Compensation—Equity Incentives.”

Our Executive Compensation Policy

Our compensation programs are designed to support our overall commitment to continued growth and the provision of quality services to our clients and customers. Our programs are focused on three important goals:

•	Attraction and Retention—to enable us to recruit and retain the best performers;

•	Company and Individual Performance—to provide compensation levels consistent with the executive’s level of contribution and degree of accountability; and

•

Alignment and Stockholder Value Creation—to use performance measures consistent with our goals and to include a significant portion of incentive compensation to motivate business results and strengthen the connection between the long-term interests of our executives and the interests of stockholders by encouraging each executive to maintain a significant ownership interest in Holdings.

Attraction and Retention

Our compensation programs are an integral part of attracting and retaining our named executive officers. We believe these programs are competitive with those of others in our industry and are well balanced to provide annual and longer-term capital accumulation opportunities by way of salary, annual incentives and equity interests. As described below under “Components of Executive Compensation,” with regard to cash compensation for our executives, we generally aim to be in line with the median in our industry, and our total compensation is in line with that market median. Option awards are targeted from the median to the 75th percentile of peer companies. All of our options, including both time-based and performance-based options, generally vest over four years, which provides significant retention value.

Company and Individual Performance

Our business requires us to deliver exceptional, value-driven experiences to our clients and customers. Our compensation programs, particularly the bonus plan, are designed to reward all executives, including our named executive officers, who perform to or exceed our standards by recognizing each executive’s scope of responsibilities, and management capabilities, and providing incentives to him or her to optimize company-wide financial results including, among other measures, earnings before interest and taxes, or EBIT.

Alignment and Stockholder Value Creation

We attempt to align our named executive officers’ and other executives’ goals with those of our clients, customers and stockholders. As a result of the going-private transaction, our named executive officers’ and other executives’ interests have been strongly aligned with our stockholders since a significant amount of our named executive officers’ and other executives’ personal capital has been invested in Holdings. In addition, because 50% of stock options granted are subject to performance-based vesting, if we perform well and satisfy the EBIT targets for performance vesting of stock options as described in “Components of Executive Compensation—Equity Incentives,” portions of the total number of stock options held by our named executive officers will vest. Therefore, if any executive helps us to achieve corporate EBIT growth, he or she can have a direct impact on the vesting of a portion of his or her equity. This emphasis on long-term compensation underscores the importance of maintaining our executives’ focus on creating long-term success and sustained stockholder value.

Role of Compensation Consultants

The compensation committee originally engaged Frederic W. Cook & Co., Inc. as its compensation consultant in October 2007. Prior to that engagement, from time to time, the compensation committee had consulted with Frederic W. Cook & Co., Inc. and our Human Resources Services department had discussed with Frederic W. Cook & Co., Inc. the design of programs that affect executive officer compensation. Lynn McKee, our Executive Vice President, Human Resources, participated in the selection of and discussions with representatives from Frederic W. Cook & Co., Inc. None of our other executive officers has participated in the selection of any particular compensation consultant. Frederic W. Cook & Co., Inc. has provided us with market intelligence and guidance on compensation trends, along with general views on specific compensation programs being designed by our Human Resources management. Management consulted with both Frederic W. Cook & Co., Inc and Towers Watson in connection with the design of the equity compensation programs and other compensation issues in connection with the going-private transaction. While only the compensation committee may formally engage compensation consultants with respect to the compensation of executive officers and directors, our management may seek the advice of these or other compensation consultants from time to time with the approval of our compensation committee chairman.

The compensation committee re-engaged Frederic W. Cook & Co., Inc. in November 2009 to assist in the evaluation of compensation for our named executive officers and the board of directors, as well as other compensation-related matters for fiscal 2010. These matters included a review of our existing equity compensation plan design and a recommendation of any modifications. In late 2009, the compensation committee called upon Frederic W. Cook & Co., Inc. for advice relating to option grant practices and individual option grants to the named executive officers that were made in March 2010. The compensation committee also asked Frederic W. Cook & Co., Inc. to review the compensation of the non-employee directors of Holdings who are not sponsor representatives and to propose any appropriate modifications. In July 2010, the compensation committee requested a review of benefits and perquisites offered to our executives, including the named executive officers. In connection with its own assessment of our compensation risk, in September 2010, the compensation committee asked Frederic W. Cook & Co., Inc. to assist it in its review of our compensation policies and practices for the purpose of making a determination regarding whether risks arising from those policies or practices are reasonably likely to have a material adverse effect on us. In addition, the compensation committee asked Frederic W. Cook & Co., Inc. to review the compensation of the named executive officers and to make recommendations for the named executive officers’ fiscal 2010 bonus and calendar 2011 salary.

Role of Compensation Committee and Executive Officers

The compensation committee is responsible for the oversight of our executive compensation program. The compensation committee makes or approves all decisions concerning compensation awarded to our named executive officers. Although Mr. Neubauer is a member of the compensation committee, he recuses himself from compensation committee discussions regarding his own compensation.

Our Human Resources department initially prepares a tally sheet for use by Frederic W. Cook & Co., Inc. in its analysis of the compensation of our named executive officers. The tally sheet contains the following information for each of our named executive officers: current base salary, bonus target and prior year’s bonus award, current year option grant and current equity holdings. Frederic W. Cook & Co., Inc. uses the information contained in the tally sheet along with market data (relating to our peer group plus a few additional companies with whom we compete for talent) to prepare a report and recommendation to the compensation committee, which it provides directly to the chairman of the compensation committee. Frederic W. Cook & Co., Inc. then provides the report to Ms. McKee and discusses the report with the chairman of the compensation committee and Ms. McKee. With regard to bonus awards, our Human Resources department also prepares a report containing hypothetical bonus amounts based on business results, including EBIT and net income and, for Messrs. Kerin and Vozzo, client retention. Ms. McKee then engages in discussions with Mr. Neubauer regarding the compensation of named executive officers other than himself and herself. Following this consultation, Mr. Neubauer presents a recommendation for Ms. McKee’s compensation and Ms. McKee presents the recommendations for the other named executive officers’ compensation, including Mr. Neubauer’s compensation, to the compensation committee for its consideration. The compensation committee then uses this information to make the final decisions regarding executive compensation for our named executive officers, including Mr. Neubauer. The compensation committee meets in executive session without Mr. Neubauer present when it makes any decisions with regard to Mr. Neubauer’s compensation.

The Compensation Committee’s Processes

The compensation committee generally makes its cash compensation decisions at its November meetings. New hires and promotions and other compensation adjustments are considered at its meetings throughout the year. Annual base salary decisions are made in early November and are effective at the beginning of the next calendar year, while bonus awards earned by our named executive officers generally are determined in late November for the immediately preceding fiscal year. In addition, the bonus pool under the Senior Executive Annual Performance Bonus Plan (the “Bonus Plan”) for the current fiscal year is set at the late November meeting. The compensation committee makes its decisions after review and discussion of recommendations made by Ms. McKee, with input from Mr. Neubauer, and materials prepared by Frederic W. Cook & Co., Inc., and in the case of bonus recommendations, by our Human Resources department. In addition, Mr. Neubauer provides the compensation committee with qualitative assessments of the other named executive officers’ performance including individual business results (with regard to Messrs. Sutherland, Kerin and Vozzo) and his review of their performance before it makes its compensation decisions. Non-investment stock options were granted to our named executive officers in March 2008, to certain of our named executive officers in September 2009 in connection with the management realignment and in March 2010. See “Components of Executive Compensation—Equity Incentives.” We have not established a cycle for any future grants to our named executive officers. The compensation committee is entitled to exercise its discretion with regard to any element of compensation and does exercise negative discretion with regard to bonuses.

Components of Executive Compensation

The principal components of our executive compensation program are base salary, bonus and equity incentives. We also provide employee and post-employment benefits and perquisites.

In October 2008, the compensation committee, with the assistance of Frederic W. Cook & Co., Inc., performed its periodic review of peer group companies to which the compensation committee benchmarks compensation for our named executive officers and slightly changed the composition of our peer group. Since then, our peer group has consisted of Cintas, Compass Group PLC, Darden Restaurants, FedEx, Hertz, Manpower, Marriott, McDonald’s, Performance Food Group, RR Donnelley, Ryder Systems, Starbucks, SYSCO, Tyco International, UPS, Waste Management and Yum Brands. In terms of size, our revenues approximate the median of the peer companies, our enterprise value approximates the 25th percentile and the number of our employees is above the 75th percentile. Total cash compensation paid to our named executive officers in fiscal 2010 was between the median and the 75th percentile, which is generally consistent with our competitive positioning. Base salaries paid to our named executive officers in fiscal 2010 approximated between the median and the 75th percentile of peer companies and target bonus approximated between the median and the 75th percentile.

Base Salary

We use base salary to reflect the value of a particular position—to us and the marketplace—and the value the individual contributes to us. Salary levels for our named executive officers are reviewed at least annually. The specific salary increase for each of our named executive officers in fiscal 2010 was based upon a review of his or her individual performance along with a comparison to published market data relating to over 500 companies, as well as a review of the peer companies described above. Salaries for all named executive officers other than Mr. Neubauer are reviewed by Mr. Neubauer. Ms. McKee participated in all reviews except her own. Ms. McKee reviews Mr. Neubauer’s salary with the compensation committee and the compensation committee then meets in executive session to make its determination with regard to Mr. Neubauer’s salary. The survey of competitive salaries is conducted and recommendations are made to the compensation committee for its review and approval. Salary adjustments generally are effective at the beginning of the following calendar year. Salary increases also can be recommended and approved in connection with a promotion or a significant change in responsibilities. For calendar 2010, our named executive officers received the following base salaries: for Messrs. Sutherland and Kerin, $750,000, for Ms. McKee, $590,000, and for Mr. Vozzo, $595,000. Base salaries for our named executive officers, including Mr. Neubauer, will remain unchanged for calendar 2011 due to the compensation committee’s determination that cash compensation for our named executive officers was already appropriately between the median and 75th percentile of our peer companies.

Bonus

In fiscal 2010, our named executive officers participated in the Bonus Plan. Under the Bonus Plan, the compensation committee approved in November 2009 the establishment of a bonus pool which was funded based on a percentage of adjusted EBIT. For purposes of the Bonus Plan and the formula used to determine the bonus pool approved by the compensation committee, adjusted EBIT is income from both continuing and discontinued operations before income taxes, if any, and before interest expense and other financing costs, in each case as shown on our consolidated financial statements and notes thereto. In addition, the compensation committee adjusted the calculation of EBIT for purposes of the Bonus Plan to exclude share-based compensation expense, an impairment charge or similar asset write-off in accordance with Generally Accepted Accounting Principles, effects of changes in foreign currency translation rates from such rates used in the business plan and incremental contract right amortization and incremental depreciation that resulted from the Transaction. These adjustments were made to normalize the adjusted EBIT number so that it does not reflect unusual or non-operational items. The percentages of adjusted EBIT for each of our named executive officers represent the maximum amount that could have been awarded to him or her for fiscal 2010 and are as follows: for Mr. Neubauer, 0.70%, for Messrs. Sutherland and Kerin, 0.37%, and for Ms. McKee and Mr. Vozzo, 0.30%. For fiscal 2011, the compensation committee approved the following percentages of adjusted EBIT for each of our named executive officers, which represent the maximum amount that can be awarded to him or her in respect of his or her fiscal 2011 bonus: for Mr. Neubauer, 0.70%, for Messrs. Sutherland and Kerin, 0.35%, for Ms. McKee and Mr. Vozzo, 0.28%. This pool method was chosen to satisfy the requirements of Section 162(m) of the Internal Revenue Code (when we were subject to Section 162(m) prior to the going-private transaction). Although neither we, nor Holdings, is currently subject to Section 162(m) because we are not considered to be “publicly held” companies as defined in the regulations, Holdings may, in the future, be required to register securities under the Securities Exchange Act of 1934 and become subject to Section 162(m). Therefore, we have continued to operate our Bonus Plan to comply with Section 162(m). For fiscal 2010, the compensation committee exercised negative discretion with regard to the actual bonus amounts awarded to our named executive officers.

Bonuses are designed to encourage and reward performance that is consistent with our financial objectives and individual performance goals and targets. In determining the actual bonuses paid to our named executive officers other than Mr. Neubauer, the compensation committee considers the maximum bonus amount based on the above adjusted EBIT formula and then considers as reference points, in the case of Messrs. Sutherland, Kerin and Vozzo, individual business results of their business, based upon sales, managed cash flow and client retention. Other factors include our company-wide results, based upon sales, and managed cash flow (in the case of the other named executive officers, other than Mr. Neubauer), the bonuses awarded by our peer companies to comparable officers and the named executive officer’s historical bonus awards. Ms. McKee presents these reference points, along with a specific recommendation based on the analysis performed by Frederic W. Cook & Co., Inc., except with respect to herself and Mr. Neubauer, to Mr. Neubauer for his review. After consultation with Mr. Neubauer, who considers the individual contributions of the named executive officers other than himself (including individual business results (with regard to Messrs. Sutherland, Kerin and Vozzo) and execution of business strategy), final bonus recommendations for named executive officers, other than Mr. Neubauer, are made to the compensation committee. The recommendations for fiscal 2010 represented less than the amounts derived from the formula described above. The compensation committee considers the reference points and recommendations and, to the extent that the amount awarded is lower than the maximum bonus payable based on the EBIT formula, exercises negative discretion to determine the bonus amounts for our named executive officers, other than Mr. Neubauer. The compensation committee also considers a target or threshold amount which represents the compensation committee’s view of a market competitive award. For fiscal 2010, as determined in November 2009, the bonus targets are $600,000 for Messrs. Sutherland and Kerin and $445,000 for Ms. McKee and Mr. Vozzo. For fiscal 2011, the bonus targets will be unchanged from the fiscal 2010 bonus targets. For fiscal 2010, our named executive officers’ actual bonus amounts paid ranged from 76% to 84% of their base salaries.

In determining the actual bonus paid to Mr. Neubauer, the compensation committee considers the maximum bonus amount based on the above formula and considers as reference points the bonuses awarded by our peer companies to their chief executive officers, as well as Mr. Neubauer’s historical bonus awards and company-wide results. The chairman of the compensation committee engages in a discussion with a representative of Frederic W. Cook & Co., Inc., who provides a recommendation of a bonus range for Mr. Neubauer based on a view of bonuses paid to chief executive officers of our peer companies and discusses the recommendation with Ms. McKee. The chairman of the compensation committee then consults with each of the compensation committee members and receives their input. The chairman of the compensation committee presents Mr. Neubauer’s bonus recommendation to the compensation committee. The recommendation for fiscal 2010 represented less than the amount derived from the formula described above. The compensation committee considers the reference points and recommendation and, to the extent that the amount awarded is lower than the maximum bonus payable based on the EBIT formula, exercises negative discretion to determine the bonus amount for Mr. Neubauer. Mr. Neubauer was not involved in the determination of his bonus for fiscal 2010. The compensation committee also considers a target amount, which represents the compensation committee’s view of a market competitive award (for fiscal 2010, Mr. Neubauer’s target bonus amount was $2.3 million). For fiscal 2010, Mr. Neubauer was awarded a bonus of $2.1 million which is equal to 91% of his maximum bonus potential for fiscal 2010 and is equal to 162% of his base salary. See the Summary Compensation Table for bonus amounts paid to our named executive officers for fiscal 2010.

Equity Incentives

In March 2008, the compensation committee adopted new guidelines for awards of equity compensation, which provide that, because non-investment option awards are currently an important means for retention and motivation, awards of non-investment stock options to our named executive officers will be targeted from the median to the 75th percentile of publicly-traded peer companies.

In January 2007, our named executive officers were granted stock options in connection with their investment in Holdings, and in February 2007 and March 2008, our named executive officers received grants of non-investment stock options in accordance with Holdings’ 2007 Management Stock Incentive Plan. In September 2009, three of our named executive officers received non-investment stock option grants in connection with the realignment of our executive management and to encourage retention. In March 2010, each of our named executive officers received a non-investment stock option grant. As was negotiated with the sponsors in connection with the going-private transaction, half of all of the options granted have a time-based vesting schedule and vest over a four-year period, while half are intended to have a performance-based vesting schedule and require that we achieve specified financial targets in addition to the four-year vesting period before those options will vest, subject to the compensation committee’s discretion to accelerate vesting. In December 2008, the board of directors of Holdings waived the requirement that the EBIT target be satisfied with respect to 75% of the portion of performance-based stock options whose vesting was subject to the achievement of the 2008 EBIT target even though such EBIT target was not achieved. In December 2009, the Holdings board waived the requirement that the Company achieve the performance target with respect to 35% of the portion of the performance-based stock options whose vesting was subject to the achievement of the 2009 EBIT target, even though such EBIT target was not achieved. See the narrative following “2010 Grants of Plan-Based Awards” for additional information.

Equity Grant Policy

On May 8, 2007, the board of directors of Holdings adopted a policy on the grant of equity awards. The board made minor modifications to the policy in December 2009 and March 2010. Under this policy, stock option grants may be approved by the compensation committee (or a subcommittee thereof) at regularly scheduled compensation committee meetings that are held shortly following each new appraisal of Holdings common stock. In addition, the compensation committee may grant newly hired or promoted executives the right to purchase shares of Holdings common stock within approximately one year of the date of approval to give new or promoted employees adequate decision-making time. These purchase rights become exercisable once a quarter, generally on the twentieth day of the month in which an appraisal of Holdings common stock is delivered, and are generally exercisable on one or two occasions within the approximately one-year period following the latest appraisal of Holdings common stock. The compensation committee will grant one investment stock option for each share of stock purchased by the newly hired or promoted executive pursuant to the purchase right. The grant date for such investment stock options is the date the employee purchases his or her shares of Holdings common stock and the exercise price is the most recent appraisal price in effect on the date of such purchase.

Other Components of Compensation

Employee and Post-Employment Benefits. We offer basic employee benefits to provide our workforce with a reasonable level of coverage in the event of illness or injury. The cost of certain employee benefits is partially or fully borne by the employee, including each named executive officer. We offer comparable benefits to our eligible U.S. employees, which include medical, dental and vision coverage, disability insurance and optional life insurance. In addition, our named executive officers receive excess medical coverage that provides reimbursement for medical, dental and vision expenses in excess of $1,500 per covered individual per year. Our named executive officers also receive excess term life insurance or participate in a Survivor Income Protection Plan, which entitles a surviving spouse or domestic partner and dependent children to receive the executive’s full base salary for one year after the executive’s death and one-half of the executive’s base salary for the subsequent nine years. A participant in the Survivor Income Protection Plan who is 65 and has attained 5 years of employment with us is entitled to a benefit equal to one times his or her base salary upon his or her retirement or death in lieu of the benefit described above. Mr. Neubauer will receive this benefit on his retirement. Mr. Neubauer is also entitled to a supplemental retirement benefit as discussed under “Employment Agreements and Change of Control Arrangements.”

Generally, our highly compensated employees (for 2010, those earning more than $110,000), including our named executive officers other than Mr. Vozzo, are not eligible to participate in our 401(k) plans because of certain legal requirements. Instead, those employees are eligible to participate in a non-qualified savings plan that we call our Savings Incentive Retirement Plan, the successor plan to our Stock Unit Retirement Plan. This plan is intended to be a substitute for those employees’ participation in our 401(k) plans. See “2010 Non-Qualified Deferred Compensation” on page 65 for further information.

Our named executive officers are also parties to employment and post-employment competition agreements that entitle them to lump sum payments and severance if there is a change of control of Holdings or us as described in the agreements and their employment is terminated under specified circumstances. These provisions are intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and our other constituents without concern over whether the transactions may jeopardize the executives’ own employment.

The agreements with our named executive officers other than Mr. Neubauer were entered into following the going-private transaction and contain a “double trigger”—for payments to be made, there must be a change of control followed by an involuntary loss of employment within three years or their employment must be terminated in anticipation of a change of control. We chose to implement a “double trigger” for our named executive officers other than Mr. Neubauer after advice from Frederic W. Cook & Co., Inc. that a “double trigger” is a more common practice in the market than a “single trigger.” Mr. Neubauer’s employment agreement has a “single trigger” that permits him to resign for any reason within twelve months after a change of control and be paid under his agreement. This single trigger provision has been included in his agreement for at least the past eleven years and was not triggered by the going-private transaction because Mr. Neubauer was part of the group that was responsible for the change of control. For more information on change of control and severance payments for our named executive officers, see the disclosure under “Employment Agreements and Change of Control Arrangements” on page 63 and under “Potential Post-Employment Benefits” on page 67.

Perquisites. We provide our named executive officers with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table on page 45, that we believe are reasonable and encourage retention. We believe that these benefits enable our executives to focus on our business and enhance their commitment to us. In addition, the availability of financial planning services assists those who receive them to optimize the value received from all of the compensation and benefit programs offered. The costs of these benefits constitute a small percentage of each named executive officer’s total compensation, and include premiums paid on life insurance or the Survivor Income Protection Plan, disability insurance, excess health insurance, use of a car leased by us or receipt of a car allowance, no cost parking at a garage near company offices, an executive physical, reimbursement for a club membership or financial planning services and personal use of company tickets or the company box at sporting or other events. Company-provided perquisites are reviewed by the compensation committee in consultation with Frederic W. Cook & Co., Inc. on an annual basis. Based upon the usefulness of such perquisites for retention, the compensation committee determines whether or not to continue them. In November 2010, the compensation committee decided to phase out the company-leased vehicle in favor of an auto allowance and eliminated reimbursement for club memberships.

Our compensation committee has established a policy, which it has determined to be in our business interest, that directs Mr. Neubauer to use company aircraft, whenever possible, for all air travel, whether personal or business. Some of Mr. Neubauer’s business use of the corporate aircraft in fiscal 2010 included flights to attend outside board meetings at the companies or organizations for which he serves as a director or trustee. We believe that Mr. Neubauer’s service on these boards, and his ability to conduct company business while traveling to these board meetings, provides benefits to us and therefore deem it to be business use. In addition, depending on seat availability, Mr. Neubauer’s spouse or family members may accompany him on the company aircraft. Although there is little or no incremental cost to us for these trips, we reflect a $500 per seat charge in his “All Other Compensation” amount in the Summary Compensation Table for flights in which those additional passengers’ travel is not business-related (for example, if Mr. Neubauer’s spouse’s presence at a business function is not required). Mr. Neubauer also has a car and driver that we provide to him. Much of Mr. Neubauer’s use of the company-provided car and driver, which generally enables him to make efficient use of his travel time, is business use, although Mr. Neubauer does utilize the car and driver for commuting to and from the office, which is considered personal use, and for other limited personal use.

Impact of Regulatory Requirements on our Executive Compensation

Section 162(m). Section 162(m) of the Internal Revenue Code disallows a Federal income tax deduction to publicly held companies for compensation paid to specified executive officers to the extent that compensation exceeds $1 million per covered officer in any fiscal year. This limitation applies only to compensation that is not considered performance-based. Although neither we nor Holdings is currently considered “publicly held,” Holdings may, in the future, be required to register securities under the Securities Exchange Act of 1934 and become subject to Section 162(m). The 2007 Management Stock Incentive Plan has been structured so that any compensation paid in connection with the exercise of option grants made under the program is intended to qualify as performance-based compensation, which will not be subject to the $1 million limitation. The Bonus Plan also has been structured so that awards made under it are intended to qualify as performance-based compensation not subject to the $1 million limitation. In implementing all of our compensation policies, the compensation committee generally strives to preserve the tax deductibility of compensation paid, to the extent that this objective does not impair the operation or effectiveness of our executive compensation plan. However, the compensation committee has maintained flexibility to enter into arrangements that may result in payment of non-deductible compensation to named executive officers if the compensation committee believes that such non-deductible compensation is in our best interest. Mr. Neubauer’s current salary is $1,300,000. Because Mr. Neubauer’s 2010 salary exceeded $1 million, a portion of his salary and the value of his perquisites and other benefits would not be deductible under Section 162(m), if Section 162(m) were to apply to us.

Sections 280G and 4999. Sections 280G and 4999 of the Internal Revenue Code, respectively, limit our ability to take a tax deduction for certain “excess parachute payments” (as defined in Sections 280G and 4999) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance from us in connection with a change of control. The compensation committee considered the adverse tax liabilities imposed by Sections 280G and 4999, as well as other competitive factors, when it structured certain post-termination compensation payable to our named executive officers. The potential adverse tax consequences to us and/or the executive, however, are not necessarily determinative factors in such decisions. Our agreements with our named executive officers relating to employment require us to make a gross-up payment to compensate them for any excise taxes (and income taxes on such gross-up payment) that they incur under Section 4999 and other similar local tax laws as a result of these provisions.

Compensation Committee Interlocks and Insider Participation

Mr. Neubauer, who is our Chairman and Chief Executive Officer, serves on the Compensation and Human Resources Committee of Holdings.

Please see “Certain Relationships and Related Transactions, and Director Independence” for information on Stephen P. Murray, a member of our Compensation and Human Resources Committee.

Compensation Risk Disclosure

As part of its oversight responsibilities, the compensation committee considered the impact of our compensation programs on our risk profile and whether these programs promote excessive risk taking. Based on its review and the recommendation of its compensation consultant, the compensation committee determined that our compensation programs are appropriately structured and that risks arising from our compensation programs are not reasonably likely to have a material adverse affect on us for the following reasons, among others:

•	our compensation programs are well aligned with sound compensation design principles;

•	our Bonus Plan utilizes several financial performance measures at the corporate level, which cannot be easily manipulated by any one individual;

•	none of our individual business areas pose a significant business risk to the overall enterprise;

•	illiquid equity positions in Holdings ensure a long-term focus by our executives on our growth and long-term viability; and

•	equity compensation constitutes a meaningful portion of pay for more senior executives and focuses them on enhancing long-term shareholder value over a multi-year period.

Compensation Committee Report

The compensation committee has reviewed the Compensation Discussion and Analysis and discussed that Compensation Discussion and Analysis with management. Based on its review and discussions with management, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2010. This report is provided by the following directors, who constitute the compensation committee:

Robert J. Callander, Chairman

Joseph Neubauer

Leonard S. Coleman, Jr.

Thomas H. Kean

Stephen P. Murray

Summary Compensation Table

The following table lists the compensation we paid to our chief executive officer, our chief financial officer and our three other most highly paid executive officers during fiscal 2010, or our “named executive officers” as defined in Item 402 of Regulation S-K.

Name and Principal Position	Year	Salary(1)	Bonus	Option Awards(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
				(all amounts in dollars)
Joseph Neubauer	2010	1,300,000	2,100,000	2,006,500	1,404,705	202,194	7,013,399
Chairman and Chief Executive Officer	2009	1,300,000	1,950,000	—	1,686,571	239,472	5,176,043
	2008	1,250,000	2,100,000	595,500	138,677	215,082	4,299,259

L. Frederick Sutherland	2010	750,000	600,000	1,324,543	14,113	55,023	2,743,679
EVP, Chief Financial Officer and Group Executive, ARAMARK Uniform and Career Apparel	2009	715,385	450,000	1,788,772	12,747	53,648	3,020,552
	2008	680,577	500,000	297,750	11,549	48,672	1,538,548

Andrew Kerin	2010	750,000	600,000	1,257,031	8,335	30,514	2,645,880
EVP and President, ARAMARK Global Food, Hospitality and Facility Services	2009	700,385	450,000	1,631,939	6,862	33,277	2,822,463
	2008	660,192	500,000	297,750	5,223	35,482	1,498,647

Lynn B. McKee	2010	586,538	450,000	969,096	7,599	44,805	2,058,038
EVP, Human Resources	2009	570,385	375,000	504,246	6,775	43,885	1,500,291
	2008	558,173	415,000	198,500	6,032	41,267	1,218,972

Thomas J. Vozzo	2010	595,000	500,000	889,405	—	41,695	2,026,100
EVP and President, ARAMARK Uniform and Career Apparel	2009	576,154	300,000	870,698	—	34,506	1,781,358
	2008	558,173	400,000	198,500	—	43,343	1,200,016

(1)	All of the named executive officers except Mr. Vozzo deferred a portion of their fiscal 2010, 2009 and 2008 salaries under the 2007 Savings Incentive Retirement Plan. These amounts are reflected in the 2010 Non-Qualified Deferred Compensation Table on page 65.
(2) (a)	This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to the 2010, 2009 and 2008 fiscal years for the stock options granted to each of the named executive officers in 2010, 2009 and 2008, respectively. See “2010 Grants of Plan Based Awards” for additional information on stock options granted in 2010. For additional information on the valuation assumptions and more discussion with respect to the stock options, refer to Note 9 to the consolidated financial statements.
(b)	The original grant date fair value of Mr. Neubauer’s options assumes 100% vesting of such options due to the number of circumstances under Mr. Neubauer’s employment agreement in which Mr. Neubauer would receive accelerated vesting of those options. Therefore, no incremental grant date fair value was recorded in connection with the waiver by the board of directors in 2009 and 2010 of the attainment of the EBIT target as a condition to vesting of a portion of the performance-based options. See “Performance Based Options.”
(3)	Includes amounts earned on deferred compensation in excess of 120% of the applicable federal rate, based upon the above-market return at the time the rate basis was set. Also includes, for Mr. Neubauer, $1,359,187 in fiscal 2010, $1,645,273 in 2009 and $101,087 in 2008, which are the aggregate changes in the actuarial present value of his supplemental executive retirement benefit for such years. The amounts attributable to Mr. Neubauer’s above-market earnings on deferred compensation were $45,518 in 2010, $41,298 in 2009 and $37,590 in 2008. See “Employment Agreements and Change of Control Arrangements” on page 63 and “2010 Pension Benefits” on page 65.
(4)	The following are included in this column for fiscal 2010:

(a)	The aggregate incremental cost to us of the following perquisites: car allowance payments or the cost to us of providing the named executive officer a company-leased vehicle (including maintenance, insurance and fees), country club fees, premium payments for disability insurance, premium payments for an excess health insurance plan, payments for an executive physical and parking fees paid by the Company, and, for Mr. Neubauer, personal use of the company aircraft and personal use of a company-provided car and driver.

(b)	With regard to Mr. Neubauer, $102,422 for premiums we pay for the Survivor Income Protection Plan on Mr. Neubauer’s behalf and $46,522 for Mr. Neubauer’s personal use of the company aircraft. The calculation of incremental cost for personal use of company aircraft includes the variable costs incurred as a result of personal flight activity: a portion of ongoing maintenance and repairs, aircraft fuel, telephone communications and any travel expenses for the flight crew.
(c)	With respect to each individual listed in the table other than Mr. Vozzo, the amount of company matching contributions to the Savings Incentive Retirement Plan for fiscal 2010 ($8,250 for Messrs. Neubauer and Sutherland and Ms. McKee and $6,058 for Mr. Kerin). Includes, with respect to Mr. Vozzo, the amount of company matching contributions to the ARAMARK Uniform and Career Apparel Group Retirement Savings Plan for fiscal 2010 ($7,350).

2010 Grants of Plan-Based Awards

The following table provides information about equity awards granted to our named executive officers in fiscal 2010: (1) the grant date, (2) estimated future payouts under equity incentive plan awards, which consist of the stock options with performance-based vesting schedules, (3) all other option awards, which consist of the number of shares underlying stock options with time-based vesting schedules, (4) the exercise price of the stock option awards, which reflects the most recent appraisal price of Holdings common stock on the date of grant and (5) the grant date fair value of each equity award computed under FASB ASC Topic 718.

All of the grants in the 2010 Grants of Plan-Based Awards table and the 2010 Outstanding Equity Awards at Fiscal Year-End table refer to grants of options to purchase Holdings common stock. We no longer have an equity incentive plan and no longer grant any equity awards.

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options(2)		Exercise or Base Price of Option Awards(3) ($/sh)	Grant Date Fair Value of Stock and Option Awards(4)
		Threshold(#)	Target(1)(#)	Max(#)
Neubauer	12/9/09				19,688	(5)	$10.00	$0	(5)
	12/9/09				6,563	(6)	$14.30	$0	(6)
	3/2/10				200,000		$14.04	$1,016,000
	3/2/10		200,000	200,000			$14.04	$990,500

Sutherland	12/9/09(7)				43,411	(7)	$10.00	$226,651	(7)
	12/9/09(8)				15,750	(8)	$10.00	$82,793	(8)
	12/9/09(9)				3,282	(9)	$14.30	$11,849	(9)
	3/2/10				100,000		$14.04	$508,000
	3/2/10		100,000	100,000			$14.04	$495,250

Kerin	12/9/09(7)				30,921	(7)	$10.00	$161,436	(7)
	12/9/09(8)				15,313	(8)	$10.00	$80,496	(8)
	12/9/09(9)				3,282	(9)	$14.30	$11,849	(9)
	3/2/10				100,000		$14.04	$508,000
	3/2/10		100,000	100,000			$14.04	$495,250

McKee	12/9/09(7)				26,770	(7)	$10.00	$139,765	(7)
	12/9/09(8)				13,125	(8)	$10.00	$68,994	(8)
	12/9/09(9)				2,188	(9)	$14.30	$7,899	(9)
	3/2/10				75,000		$14.04	$381,000
	3/2/10		75,000	75,000			$14.04	$371,438

Vozzo	12/9/09(7)				34,645	(7)	$10.00	$180,881	(7)
	12/9/09(8)				14,000	(8)	$10.00	$73,594	(8)
	12/9/09(9)				2,188	(9)	$14.30	$7,899	(9)
	3/2/10				62,500		$14.04	$317,500
	3/2/10		62,500	62,500			$14.04	$309,531

(1)	Named executive officers may receive all or less than all of the target amount of performance-based options when certain events occur, including the achievement of certain percentage returns by our sponsors. See the discussion under “Compensation Discussion and Analysis—Components of Executive Compensation—Equity Incentives” above. Consists of shares underlying options granted that vest in 25% increments on each of the first four anniversaries of the date of grant and upon the attainment of certain EBIT targets that are set forth in the Option Agreements and described in the Compensation Discussion and Analysis and the narrative to the table. These stock options will expire ten years from the date of grant.
(2)	These stock options vest 25% per year over four years and have a ten year term.
(3)	The exercise price of the options reported in the table is the most recent appraisal price of a share of Holdings common stock on the original date of grant.
(4)	This column shows the full grant date fair value of stock options granted to our named executive officers in fiscal 2010 under FASB ASC Topic 718. No restricted stock was granted in fiscal 2010. For additional information on the valuation assumptions, refer to Note 9 to the consolidated financial statements. These amounts do not correspond to the actual value that will be received by the named executive officers.
(5)	Consists of the 35% of eligible performance-based stock options originally granted on February 27, 2007 whose vesting was subject to the achievement of the 2009 EBIT target, and for which the board of directors waived the attainment of the EBIT target as a condition to vesting. The original grant date fair value of Mr. Neubauer’s options assumes 100% vesting of such options due to the number of circumstances under Mr. Nuebauer’s employment agreement in which Mr. Neubauer would receive accelerated vesting of those options. Therefore, no incremental grant date fair value was recorded in connection with the modification of those options.
(6)	Consists of the 35% of eligible performance-based stock options originally granted on March 5, 2008 whose vesting was subject to the achievement of the 2009 EBIT target, and for which the board of directors waived the attainment of the EBIT target as a condition to vesting. The original grant date fair value of Mr. Neubauer’s options assumes 100% vesting of such options due to the number of circumstances under Mr. Nuebauer’s employment agreement in which Mr. Neubauer would receive accelerated vesting of those options. Therefore, no incremental grant date fair value was recorded in connection with the modification of those options.
(7)	Represents the incremental fair value attributable to the 35% of eligible performance-based stock options originally granted on January 26, 2007 whose vesting was subject to the achievement of the 2009 EBIT target, and for which the board of directors waived the attainment of the EBIT target as a condition to vesting. See discussion below.
(8)	Represents the incremental fair value attributable to the 35% of eligible performance-based stock options originally granted on February 27, 2007 whose vesting was subject to the achievement of the 2009 EBIT target, and for which the board of directors waived the attainment of the EBIT target as a condition to vesting. See discussion below.
(9)	Represents the incremental fair value attributable to the 35% of eligible performance-based stock options originally granted on March 5, 2008 whose vesting was subject to the achievement of the 2009 EBIT target, and for which the board of directors waived the attainment of the EBIT target as a condition to vesting.

Performance-Based Stock Options

The performance targets for 50% of the stock options granted to our named executive officers are based upon our annual EBIT. If we do not achieve the performance target for any particular fiscal year (other than that of the “Final Fiscal Year” for each grant, as defined below), but we do achieve a cumulative performance target at the end of a later fiscal year, then all installments of performance-based options that did not become vested because of a missed performance target or targets in a prior year will vest. Our EBIT targets over the four-year vesting schedule of options granted to our named executive officers in fiscal 2007 are as follows (in millions):

Year	Annual EBIT Target	Cumulative EBIT Target
2007	$705.1	N.A.
2008	$755.1	$1,460.2
2009	$779.3	$2,239.4
2010 (the “Final Fiscal Year”)	$718.1	$2,957.5

Our EBIT targets over the four-year vesting schedule of options granted to our named executive officers in fiscal 2008 are as follows (in millions):

Year	Annual EBIT Target	Cumulative EBIT Target
2008	$755.1	N.A.
2009	$779.3	$1,534.3
2010	$718.1	$2,252.4
2011 (the “Final Fiscal Year”)	$789.4	$3,041.8

Our EBIT targets over the four-year vesting schedule of options granted to our named executive officers in fiscal 2009 and fiscal 2010 are as follows (in millions):

Year	Annual EBIT Target	Cumulative EBIT Target
2010	$718.1	N.A.
2011	$789.4	$1,507.5
2012	$858.5	$2,366.0
2013 (the “Final Fiscal Year”)	$933.3	$3,299.3

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

•	any gain or loss from the early extinguishment of indebtedness including any hedging obligation or other derivative instrument;

•	any impairment charge or similar asset write-off required by generally accepted accounting principles;

•	any non cash compensation expense resulting from the application of the authoritative accounting pronouncement for share-based compensation expense or similar accounting requirements;

•	any expenses or charges related to any equity offering, acquisition, disposition, recapitalization, refinancing or similar transaction, including the going-private transaction;

•	any transaction, management, monitoring, consulting, advisory and related fees and expenses paid or payable to the sponsors;

•

the effects of changes in foreign currency translation rates from the rates used in the calculation of the EBIT targets. 2011 and later EBIT targets are based on the foreign currency translation rates used in the 2010 Business Plan approved by the Holdings board; and

•	the impact of the 53rd week of operations on our financial results during any 53-week fiscal year referenced in the relevant Schedule 1 to the Non-Qualified Stock Option Agreement.

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

The terms of the performance targets and calculation of EBIT, including the adjustments, were initially negotiated with the sponsors in connection with the going-private transaction and were approved by the Holdings board in connection with the closing of the going-private transaction and subsequently modified twice in 2007. The EBIT targets were also modified in November 2008 and in December 2009 to reflect acquisitions and divestitures, pursuant to the terms of the Non-Qualified Stock Option Agreements. The EBIT targets are intended to measure achievement of the plan presented by us to the sponsors at the time of the negotiation of the going-private transaction, as modified in response to changed circumstances, and the adjustments to EBIT described above primarily represent elements of our performance that are either beyond the control of management or were not predictable at the time the targets were set. On December 9, 2009, the Holdings board approved a new annual target for fiscal 2010 that was revised to recognize the effects of the economic turmoil on our business. On March 1, 2010, the Holdings board approved new annual and cumulative targets for fiscal 2011 and beyond and reduced the required rate of return for certain of the alternative vesting conditions for performance-based options from 22% to 15%. Both the EBIT targets and the rate of return percentage were revised to recognize the effects of the economic turmoil on our business. The 2014 EBIT target, which applies to option grants made beginning September 2010, was approved by the board in August 2010.

Although in fiscal 2008 we did not achieve the 2008 EBIT target, the Holdings board, after considering, among other things: (1) the challenging economic circumstances facing us that were not contemplated at the time the performance targets were originally set and (2) our performance during fiscal 2008 including the fact that the 2008 EBIT target was almost achieved, determined that management’s performance during the period deserved to be rewarded and decided to waive the requirement that we achieve the performance target with respect to 75% of the portion of the performance-based stock options whose vesting was subject to the achievement of the 2008 EBIT target, including performance-based stock options held by the named executive officers.

We did not achieve our 2009 EBIT target in fiscal 2009. After considering, among other things: (1) the challenging economic circumstances facing us that were not contemplated at the time the performance targets were originally set and (2) management’s efforts in particularly difficult economic circumstances, the Holdings board determined that management’s performance during fiscal 2009 deserved to be rewarded and decided to waive the requirement that we achieve the performance target with respect to 35% of the portion of the performance-based stock options whose vesting was subject to the achievement of the 2009 EBIT target, including performance-based stock options held by the named executive officers.

We did not achieve the 2010 EBIT target in fiscal 2010.

The above performance targets do not represent a prediction of how we will perform during the fiscal years 2011 through 2013. We are not providing any guidance, nor updating any prior guidance, of our future performance with the disclosure of these performance targets, and you are cautioned not to rely on these performance targets as a prediction of ARAMARK’s future performance.

Some or all of the performance-based options also will vest if certain other events occur, including the achievement of a return or internal rate of return by our sponsors. For example, if our sponsors were to sell a portion of their investment in Holdings and, in connection with that sale, achieve an internal rate of return on or after the third anniversary of the grant date of the options equal to 15%, or prior to the third anniversary of the grant date, that equals or exceeds 200% of that sponsor’s investment, the sale would be a qualified partial liquidity event and a percentage of the unvested performance-based options would vest. The percentage will be based upon the percentage of our sponsors’ interest in Holdings that was sold in the qualified partial liquidity event. In addition, if there is a change of control of Holdings in which our sponsors do not achieve the return or internal rate of return described above, a portion of the unvested performance-based options will vest, with the percentage vesting based upon the percentage of eligible performance-based options that had previously vested (all unvested time-based options will vest on a change of control). Finally, upon death, disability or retirement (attaining at least age 60 with five years of service), unvested performance-based options that would have vested during the twelve-month period immediately following termination had the termination not occurred during that period will vest if the performance targets for that period are satisfied. Time-based options that would have vested in the year following retirement, death or disability would also vest according to the vesting schedule. In addition, if employment terminates due to death, disability or retirement, the exercise period for vested options is one year, rather than the 90-day period that is otherwise available for terminations other than for cause.

Employment Agreements and Change of Control Arrangements

We have employment agreements with all of the named executive officers for indeterminate periods terminable by either party, in most cases subject to post-employment severance and benefit obligations. While we do have these agreements in place, from time to time, it has been necessary to renegotiate some terms upon actual termination.

For more information regarding change of control and severance payments for our named executive officers, see the disclosure under “Potential Post-Employment Benefits” on page 67.

Mr. Neubauer

Under Mr. Neubauer’s employment agreement, he receives a base salary of $1,300,000, which is reviewed annually by the compensation committee in connection with its review of Mr. Neubauer’s performance. The compensation committee can increase, but not decrease, his salary in its discretion. Mr. Neubauer’s bonus is determined by the compensation committee pursuant to the terms of the Bonus Plan and Mr. Neubauer is eligible to participate in our equity plan and all retirement and welfare programs applicable to our senior executives. Mr. Neubauer’s employment agreement provides for two year’s advance notice of termination, either by us or by him. Mr. Neubauer’s employment agreement also provides that he will receive a supplemental retirement benefit for the duration of his life following his termination of employment, with a 50% survivor benefit for his surviving spouse for her lifetime, which is described more fully in “2010 Pension Benefits” below. Mr. Neubauer’s employment agreement provides for certain payments upon termination that are more fully discussed in the “Potential Post-Employment Benefits” section below.

During his employment term and for a period of two years thereafter, Mr. Neubauer is subject to a non-competition covenant according to which he would be restricted from associating with or acquiring or maintaining an ownership interest in a competing business. We have agreed to use our best efforts to cause Mr. Neubauer to be a member of our board during the term of Mr. Neubauer’s employment agreement. In addition, if any payment or benefit payable to Mr. Neubauer after a change in ownership or control of us would be considered a parachute payment subject to a federal excise tax, then we will pay Mr. Neubauer an additional payment or benefit to gross-up the amount of the excise tax. This gross-up provision in Mr. Neubauer’s agreement ensures that he would receive the full benefit of payments related to a change of control.

Other named executive officers

In connection with the going-private transaction, we entered into new employment agreements relating to employment and post-employment competition with Messrs. Sutherland, Kerin and Vozzo and Ms. McKee in July 2007. If any of these named executive officers is terminated without “cause,” the agreements generally provide for severance payments on the basis of continuous service, generally equal to between 6 and 18 months of pay, plus the continuation of certain other benefits, including basic group medical and life insurance coverage and use of a company-leased vehicle or continuation of a car allowance, during the period of such payment. All of the named executive officers would be entitled to an 18-month severance period. The agreements contain non-competition provisions pursuant to which the named executive officer would be restricted from associating with or acquiring or maintaining an ownership interest in a competing business for a period of two years (or one year if employment is terminated by us other than for cause or is terminated by the employee for good reason after a change of control).

Upon a change of control of Holdings or us as described in the agreements, these executives also would be entitled to lump sum payments and severance if their employment is terminated under certain circumstances. The agreements provide a payout in the event of a change of control based on a “double trigger” (more fully described under “Potential Post-Employment Benefits”). The agreements, including the “double trigger” provision, were negotiated with the sponsors in connection with the going-private transaction. These provisions are intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and our other constituents without undue concern over whether the transactions may jeopardize the executives’ own employment. More detail on amounts and benefits in connection with termination, after a change of control or otherwise, is included in the Potential Post-Employment Benefits section below.

Indemnification Agreements

We have entered into Indemnification Agreements with our named executive officers, among others, that provide substantially similar rights to which they are currently entitled pursuant to our certificate of incorporation and by-laws and that spell out further the procedures to be followed in connection with indemnification.

2010 Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to holdings of stock options by our named executive officers at 2010 fiscal year-end.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable(1)	Number of Securities Underlying Unexercised Options(#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)(3)	Option Exercise Price	Option Expiration Date
Neubauer	286,876	56,250	106,874	$10.00	2/27/17
	58,126	37,500	54,374	$14.30	3/5/18
		200,000	200,000	$14.04	3/2/20

Sutherland	632,559	124,032	235,659	$10.00	1/26/17
	229,500	45,000	85,500	$10.00	2/27/17
	29,064	18,750	27,186	$14.30	3/5/18
	25,000	75,000	100,000	$13.15	9/2/19
		100,000	100,000	$14.04	3/2/20

Kerin	450,551	88,346	167,853	$10.00	1/26/17
	223,126	43,750	83,124	$10.00	2/27/17
	29,064	18,750	27,186	$14.30	3/5/18
	25,000	75,000	100,000	$13.15	9/2/19
		100,000	100,000	$14.04	3/2/20

McKee	390,069	76,486	145,321	$10.00	1/26/17
	191,250	37,500	71,250	$10.00	2/27/17
	19,376	12,500	18,124	$14.30	3/5/18
		75,000	75,000	$14.04	3/2/20

Vozzo	504,819	98,986	188,071	$10.00	1/26/17
	204,000	40,000	76,000	$10.00	2/27/17
	19,376	12,500	18,124	$14.30	3/5/18
	6,250	18,750	25,000	$13.15	9/2/19
		62,500	62,500	$14.04	3/2/20

(1)	These are both time-based and performance-based options that have vested.
(2)

These are options subject to time-based vesting and generally vest 25% per year over four years from the date of grant, provided that the named executive officer is still employed by us. Stock options with an expiration date of January 26, 2017 were granted on January 26, 2007 and vest 25% on each of the first four anniversaries of the date of grant. Stock options with an expiration date of February 27, 2017 vest 25% on each of the first four anniversaries of January 26, 2007. Stock options with an expiration date of March 5, 2018 were granted on March 5, 2008 and vest 25% on each of the first four anniversaries of the date of grant. Stock options with an expiration date of September 2, 2019 were granted on September 2, 2009 and vest 25% on each of the first four anniversaries of the date of grant. Stock options with an expiration date of March 2, 2020 were granted on March 2, 2010 and vest 25% on each of the first four anniversaries of the date of grant.

(3)	These are the maximum number of options that are subject to performance-based vesting. 25% of the original award will vest each year over four years from the grant date, which in each case was 10 years prior to the listed expiration date, provided that certain performance targets are satisfied and the named executive officer is still employed by us, with certain exceptions (disability, retirement or death). See the narrative following the “2010 Grants of Plan-Based Awards” table.

2010 Options Exercised and Stock Vested

None of our named executive officers exercised stock options or had stock vest in fiscal 2010.

2010 Pension Benefits

Mr. Neubauer is the only named executive officer who has a supplemental executive retirement benefit. He has been employed by us since 1979, and an earlier version of the benefit was included in his employment agreement when he was promoted to chief executive officer in 1983 (and in subsequent employment agreements he has entered into with us). His right to the benefit vested in 1988. The supplemental executive retirement benefit entitles him to receive benefits beginning on his termination of employment for any reason or on his retirement. The annual benefit, which is payable in monthly installments, equals 50% of Mr. Neubauer’s base salary plus 50% of his average bonus, calculated based on his bonus from 2001-2003, or the three full years immediately preceding his retirement, whichever is greater. Mr. Neubauer will receive the retirement benefit for the remainder of his life and, upon his death, his surviving spouse would receive one-half of the benefit for the remainder of her life. This benefit will be paid to Mr. Neubauer, or his surviving spouse, according to our normal payroll cycle. Any amounts payable under the Survivor Income Protection Plan will reduce Mr. Neubauer’s retirement benefit. If Mr. Neubauer experiences a permanent disability, this benefit would commence immediately. The table below lists the present value of his benefit, which is set forth in his employment agreement with us, rather than in an actual plan document.

Name	Plan Name(1)	Number of Years of Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year ($)
Neubauer	N/A	N/A	$19,283,900	—

(1)	Mr. Neubauer is entitled to this benefit under his employment agreement with the Company.
(2)	Mr. Neubauer’s right to the benefit vested in 1988 and credited service is not taken into account in determining the amount of the benefit.
(3)	The assumptions used in determining the present value of the future payments for the supplemental retirement benefit as of October 1, 2010 are as follows: (a) a discount rate of 4.25%; (b) mortality assumption based on the UP-94 mortality table; (c) payment as a monthly annuity as described above; and (d) Mr. Neubauer’s applicable base salary and average bonus figures. The actuarial present value is calculated assuming a retirement age equal to two years past Mr. Neubauer’s current age, which represents the period that notice is required to be provided for termination under his employment agreement. The assumptions are adjusted annually, based on prevailing market conditions and actual experience.

2010 Non-Qualified Deferred Compensation

Our named executive officers other than Mr. Vozzo are eligible to participate in two deferred compensation plans: the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan, each of which is discussed in “Other Components of Compensation” in the Compensation Discussion and Analysis above. Mr. Vozzo is eligible to participate in the 2005 Deferred Compensation Plan or its predecessor plans and our uniform division’s 401(k) plan. Our named executive officers other than Mr. Vozzo participated in predecessor plans to the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan and retain balances in these older plans, all of which are reflected in the table.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earning in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Neubauer
2007 SIRP	135,000	8,250	319,713	—	4,871,447
2005 Deferred Comp Plan	—	—	151,607	—	2,270,736

Sutherland
2007 SIRP	46,557	8,250	146,137	—	2,223,728
2005 Deferred Comp Plan	—	—	—	—	—

Kerin
2007 SIRP	50,483	6,058	86,301	—	1,308,036
2005 Deferred Comp Plan	—	—	—	—	—

McKee
2007 SIRP	36,502	8,250	78,687	—	1,208,152
2005 Deferred Comp Plan	—	—	—	—	—

Vozzo	—	—	—	—	—

(1)	All amounts in this column were deferred under the 2007 Savings Incentive Retirement Plan during fiscal 2010. All amounts deferred are included in the named executive officer’s salary amount in the Summary Compensation Table.
(2)	With respect to our named executive officers, other than Mr. Vozzo (who participates in our uniform division 401(k) plan), these amounts constitute the company match for fiscal 2010 which was made in November 2010. These amounts were reported in the Summary Compensation Table.
(3)	Mr. Neubauer has balances in both the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan, or its predecessors. Our Summary Compensation Table for previous years included the amount of salary deferred and company match for those years. The amounts in the Executive Contributions column are included in the Salary column in the Summary Compensation Table for fiscal 2010 and amounts in the Registrant Contributions column are reflected in the All Other Compensation column and are separately footnoted. To the extent that earnings for the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan exceeded 120% of the applicable federal rate, those excess earnings were reported in the Change in Pension Value and Non-Qualified Deferred Compensation Earnings column of the Summary Compensation Table as follows: for Mr. Neubauer, $45,518, for Mr. Sutherland, $14,113, for Mr. Kerin, $8,335, and for Ms. McKee, $7,599.

The 2007 Savings Incentive Retirement Plan enables our named executive officers to defer up to 25% of their base salaries, which become our unfunded deferral obligations. We credit amounts deferred with interest at the Moody’s Long Term Corporate Baa Bond Index rate for October of the previous year; the rate was 6.29% for 2010. From October 3, 2009 until December 31, 2009, we credited amounts deferred with an interest rate equal to 8.88%. Employees who participate in the 2007 Savings Incentive Retirement Plan are eligible to receive a company matching contribution equal to 25-75% of the first 6% of their salary deferred up to the Internal Revenue Code maximum deferral limit ($16,500 for fiscal 2010). This match is intended to replicate what the employee would have received if he or she had been able to participate in our 401(k) plans. For fiscal 2010, the company matching contribution was 50%. Participants in the Savings Incentive Retirement Plan may only make account withdrawals if there occurs an unforeseeable emergency as defined in the plan and the withdrawal is approved by the plan administrative committee. Company match amounts are not available for a hardship withdrawal. The 2007 Savings Incentive Retirement Plan is settled in cash following termination of employment and in compliance with certain requirements of Section 409A of the Internal Revenue Code. Mr. Vozzo, who is one of our named executive officers, is not eligible to participate in the 2007 Savings Incentive Retirement Plan, but is able to participate in the 401(k) plan in our uniform division. His salary deferrals also are eligible for a company match at the same percentage as deferrals under the 2007 Savings Incentive Retirement Plan.

Named executive officers may defer receipt of part or all of their cash compensation under our 2005 Deferred Compensation Plan. This Plan allows executives to save for retirement in a tax-deferred way at minimal cost to us. Under this unfunded Plan, amounts deferred by the executive are credited at an interest rate based on Moody’s Long Term Corporate Baa Bond Index rate for October of the previous year, which was 6.29% beginning January 1, 2010. From October 3, 2009 until December 31, 2009, we credited amounts deferred with an interest rate equal to 8.88%. Effective January 1, 2011, the rate for both the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan will be adjusted to 5.72%, the Moody’s Long Term Corporate Baa Bond Index rate for October 2010. The 2005 Deferred Compensation Plan permits participants to select a payment schedule at the time they make their deferral election, subject to a three-year minimum deferral period as long as the participant remains employed by us. All or a portion of the amount then credited to a deferral account may be withdrawn, if the withdrawal is necessary in light of a severe financial hardship.

Potential Post-Employment Benefits

Our named executive officers may be eligible to receive benefits in the event their employment is terminated (1) upon their retirement, disability or death, (2) by ARAMARK without cause, or (3) in certain circumstances following a change of control. The amount of benefits will vary based on the reason for the termination.

The following sections present a discussion and calculations, as of October 1, 2010, of the estimated benefits the named executive officers would receive in these situations. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions discussed in the footnotes to the table and may not represent the actual amount an executive would receive if an eligible termination event were to occur.

In addition to the amounts disclosed in the following sections, each of our named executive officers would retain the amounts which he or she has earned or accrued over the course of his or her employment prior to the termination event, such as the executive’s balances under our deferred compensation plans and, on death, disability and termination other than for cause, the proceeds of previously vested stock options and on death, disability or retirement, the proceeds of one additional tranche of unvested time-based options that will vest and the proceeds of any unvested performance-based options that would have otherwise vested in the year following termination. Mr. Neubauer is entitled to his supplemental executive retirement benefit upon his termination of employment. For further information about previously earned and accrued amounts, see “Summary Compensation Table,” “2010 Outstanding Equity Awards at Fiscal Year-End,” “2010 Pension Benefits” and “2010 Non-Qualified Deferred Compensation.”

Retirement, Death and Disability

Mr. Neubauer has an employment agreement with us under which he is entitled to receive benefits from a supplemental executive retirement benefit upon his termination of employment or retirement. See “2010 Pension Benefits” for more information on Mr. Neubauer’s supplemental retirement benefit.

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

If Mr. Neubauer is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or if Mr. Neubauer is, by reason of any such condition, receiving income replacement benefits for a period of not less than three months under an accident and health plan, he will be considered permanently disabled and will receive all accrued but unpaid salary and vacation, continuation of salary for three years (offset by any amounts received under the Survivor Income Protection Plan and any disability plans), a portion of his bonus prorated for the portion of the then current fiscal year, calculated based on his average bonus from 2001-2003, or the three full years immediately preceding his termination, whichever is greater. In addition, all stock options held by Mr. Neubauer will become vested and immediately exercisable, but will remain subject to the terms of the Holdings 2007 Management Stock Incentive Plan. Accelerated vesting will occur for both Mr. Neubauer’s time-based and performance-based stock options. In addition, Mr. Neubauer may participate in the Executive Health Plan at his own expense for a period of three years following his permanent disability. Mr. Neubauer’s benefits on permanent disability would be in addition to amounts he would receive under the supplemental retirement benefit described above.

The other named executive officers do not receive any special benefits upon retirement, disability or death, other than those under the Survivor Income Protection Plan and/or life insurance, as applicable, in the case of death as more fully described in the “Other Components of Compensation” section of the Compensation Discussion and Analysis, or with regard to their stock options that are more fully described above.

Termination for Cause or Resignation without Good Reason

If Mr. Neubauer’s employment is terminated by us for cause or if Mr. Neubauer resigns without good reason, his employment agreement entitles him to receive accrued but unpaid base salary and vacation, a portion of his bonus prorated for the portion of the then current fiscal year, calculated based on his average bonus from 2001-2003, or the three full years immediately preceding his termination, whichever is greater, and his supplemental retirement benefit described above. Mr. Neubauer may also continue participation in the Executive Health Plan at his own expense for three years following his termination for cause or resignation without good reason. In addition, all of Mr. Neubauer’s stock options would remain subject to the terms of the Holdings 2007 Management Stock Incentive Plan. If Mr. Neubauer resigns without good reason two years following his notice to us of his intent to do so, all of his stock options will vest and become immediately exercisable upon the effective date of his resignation. If Mr. Neubauer does not provide two years’ notice of his intent to resign, his stock options will not be subject to accelerated vesting. Termination for cause means termination by the Holdings board for Mr. Neubauer’s willful failure to perform his duties or his willful misconduct that materially injures our reputation or financial condition, in each case if he fails to cure within 30 days of receiving notice of the events or circumstances that the board deems to be willful failure or willful misconduct. Good reason includes our material breach of his employment agreement and our failure to cure that breach or Mr. Neubauer’s resignation within 12 months after a change of control, which is defined below.

The other named executive officers are not entitled to any benefits under their employment agreements upon termination for cause or resignation without good reason. With respect to the other named executive officers, termination for cause means termination of employment due to conviction or plea of nolo contendere to a felony, intentional fraud or dishonesty with regard to us that causes us demonstrable harm, willful and continuous failure to perform his or her duties, willful violation of our Business Conduct Policy that causes us material harm or intentionally working against our best interests, in each case after notice and failure to cure the conduct within 10 business days. Our named executive officers are subject to a two-year non-competition prohibition if their employment is terminated for cause or they resign without good reason.

Termination without Cause

If Mr. Neubauer’s employment is terminated by us without cause, he is entitled to the following payments and benefits:

•	A pro rata bonus for the year of termination based on his average bonus over the three immediately preceding years (or, if higher, 2001-2003);

•	A lump sum payment of two times his base salary;

•	A lump sum payment of two times his average bonus for the three years prior to his termination (or, if higher, his average bonus from 2001-2003);

•	The supplemental retirement benefit described above;

•	Participation in our Survivor Income Protection Plan, if applicable, certain health and welfare plans and other perquisites (such as his company car) for up to three years;

•	Full vesting of his stock options—both time-based and performance-based stock options;

•	Participation in our Executive Health Plan at his own expense for three years; and

•	Other accrued but unpaid salary and benefits.

If Mr. Neubauer’s termination occurs at least two years after our notice to Mr. Neubauer of our intent to terminate his employment, it will be considered an “Involuntary Termination with Notice” under his employment agreement and he will not receive the lump sum payment of two times his base salary and bonus or other perquisites, but will receive the other benefits outlined above.

If we terminate one of our other named executive officers without cause, he or she will receive:

•

Severance payments equal to his or her monthly base salary for 6 to 18 months, graduated depending on number of years of service (with less than two years of service entitling the named executive officer to six months of severance and five or more years of service entitling the named executive officer to 18 months of severance), made in the course of our normal payroll cycle (all of our named executive officers would be entitled to 18 months of severance);

•

Participation in our basic medical and life insurance programs during the period over which he or she receives severance payments, with the employee’s share of premiums deducted from the severance payments;

•	Use of his or her company car or continuation of his or her car allowance payments, as applicable, during the severance period; and

•	All of his or her vested stock options.

Our named executive officers other than Mr. Neubauer are subject to a one-year non-competition covenant if their employment is terminated without cause or they terminate for good reason after a change of control.

Resignation for Good Reason and Termination or Resignation for Good Reason after a Change of Control

As mentioned above, Mr. Neubauer may resign for good reason if we materially breach his employment agreement and fail to cure or Mr. Neubauer resigns within 12 months after a change of control. A change of control under Mr. Neubauer’s employment agreement includes a person’s acquisition of 35% or more of our outstanding voting stock, the change in a majority of our board membership over a two-year period, a sale or disposition of substantially all of our income-producing assets or property, our merger or consolidation with another company with our stockholders owning less than 50% of the voting stock of the surviving corporation after the merger or a change of control. A change of control will not be deemed to have occurred under Mr. Neubauer’s employment agreement if Mr. Neubauer is a member of the group whose transaction with us or our stockholders would result in the change of control. If Mr. Neubauer resigns for good reason, he is entitled to the amounts set forth above under the heading “termination without cause.” This would constitute a “single trigger” since Mr. Neubauer can resign for any reason within 12 months after a change of control and be paid out under his agreement. This “single trigger” provision has been included in Mr. Neubauer’s employment agreement for at least the past 11 years and was not triggered by the going-private transaction.

Our employment agreements with our named executive officers other than Mr. Neubauer contain a “double trigger”—to be initiated, there must be a change of control followed by an involuntary loss of employment or decrease in responsibilities within three years thereafter or employment must be terminated in anticipation of a change of control. We chose to implement a “double trigger” because we were advised by Frederic W. Cook & Co., Inc. that a “double trigger” is more common in the market than a “single trigger.” In addition, in connection with the going-private transaction, change of control amounts were paid to our named executive officers other than Mr. Neubauer under their previous employment agreements. With respect to each of our named executive officers other than Mr. Neubauer, a change of control is deemed to occur if:

•	an entity or group other than our sponsors acquire more than 50% of our voting stock;

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

In addition to termination by us following a change of control, the employment agreements with our named executive officers other than Mr. Neubauer provide the same benefits to the named executive officer if he or she resigns for good reason following a change of control. Good reason is defined in their employment agreements as any of the following actions occurring after a change of control:

•	A decrease in base salary or target bonus;

•	A material decrease in aggregate employee benefits;

•	Diminution in title or substantial diminution in reporting relationship or responsibilities; or

•	Relocation of the named executive officer’s principal place of business by 35 miles or more.

If a named executive officer’s (other than Mr. Neubauer) employment is terminated by us without cause or if he or she resigns with good reason (as defined in his or her employment agreement) following a change of control other than the going-private transaction that was completed in January 2007, he or she is entitled to the following in addition to severance payments and benefits (see “Employment Agreements and Change of Control Arrangements”):

•	Cash severance benefits based on a multiple of two times his or her base salary and target bonus (or the prior year’s actual bonus, if higher) over a two-year period according to our payroll cycle;

•

A lump sum payment, within 40 days after his or her termination date, equal to the portion of his or her target bonus attributable to the portion of the fiscal year served prior to termination, plus any earned but unpaid amounts;

•	Continued medical, life and disability insurance at our expense for a two-year period following termination;

•	Outplacement counseling in an amount not to exceed 20% of base salary; and

•

Accelerated vesting of outstanding equity-based awards or retirement plan benefits as is specified under the terms of the applicable plans. See the narrative following the “2010 Grants of Plan-Based Awards” table.

If the payments made to a named executive officer were to result in excise tax or interest and penalties, the Company is required to gross up the named executive officer for the income or excise tax imposed. This gross-up provision ensures that our named executive officers receive the full benefit of payments related to a change of control to which they are entitled. If a change of control were to have occurred at the end of fiscal 2010, no excise tax would have been imposed on our named executive officers and, therefore, the table below does not include any gross-up for excise taxes.

Estimated Benefits Upon Termination

The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a termination of employment, assuming an October 1, 2010 termination date and using the market value of Holdings common stock as of October 1, 2010. The market value of Holdings common stock is calculated on the basis of the appraisal price of the common stock as of October 1, 2010 ($14.27). The named executive officers would also be eligible to receive their supplemental retirement benefits (in the case of Mr. Neubauer) and accrued deferred compensation (see “2010 Pension Benefits” and “2010 Non-Qualified Deferred Compensation”), which does not automatically accelerate upon a change of control. Some of the named executive officers have optional life insurance for which they pay 100% of the premium.

This table shows amounts that would be payable under existing employment and post-employment competition and other agreements.

Name	Retirement	Permanent Disability	Death(3)	Termination For Cause	Resignation w/out Good Reason	Voluntary Resignation with Notice	Termination w/out Cause	Involuntary Termination With Notice	Resignation with Good Reason / Change of Control
Neubauer(4)
Cash Payment (Lump Sum)	$1,300,000	$2,050,000	$4,350,000	$2,050,000	$2,050,000	$2,050,000	$8,750,000	$2,050,000	$8,750,000
Cash Payment (Over Time)		$3,900,000
Stock Options(1)	$1,476,648	$2,013,500	$1,476,648		$1,224,961	$2,013,500	$2,013,500	$2,013,500	$2,013,500
Perquisites(2)							$430,090		$430,090

Total	$2,776,648	$7,963,500	$5,826,648	$2,050,000	$3,274,961	$4,063,500	$11,193,590	$4,063,500	$11,193,590

Name	Retirement	Death(3)	Disability	Termination w/out cause	Change of Control
Sutherland(5)
Cash Payment (Lump Sum)		$1,000,000			$600,000
Cash Payment (Over Time)		$3,625,000		$1,125,000	$3,825,000
Stock Options(1)		$4,464,509	$4,464,509	$3,708,992	$5,042,991
Perquisites(2)				$36,197	$236,991

Total		$9,089,509	$4,464,509	$4,870,189	$9,704,982

Kerin(6)
Cash Payment (Lump Sum)		$2,500,000			$600,000
Cash Payment (Over Time)				$1,125,000	$3,825,000
Stock Options(1)		$3,502,401	$3,502,401	$2,904,601	$3,970,474
Perquisites(2)				$46,237	$219,018

Total		$6,002,401	$3,502,401	$4,075,838	$8,614,492

McKee(7)
Cash Payment (Lump Sum)		$1,500,000			$445,000
Cash Payment (Over Time)		$2,745,000		$885,000	$2,955,000
Stock Options(1)		$2,973,265	$2,973,265	$2,482,232	$3,326,904
Perquisites(2)				$24,947	$160,200

Total		$7,218,265	$2,973,265	$3,392,179	$6,887,104

Vozzo(8)
Cash Payment (Lump Sum)		$1,000,000			$445,000
Cash Payment (Over Time)		$2,772,500		$892,500	$2,972,500
Stock Options(1)		$3,637,721	$3,637,721	$3,033,657	$4,077,929
Perquisites(2)				$42,946	$186,446

Total		$7,410,221	$3,637,721	$3,969,103	$7,681,875

*	Change of control means termination without cause following a change of control or resignation for good reason following a change of control.
(1)	(a) Calculations with regard to stock options are based upon the market value of Holdings common stock, which is calculated on the basis of the appraisal price of the common stock ($14.27) as of October 1, 2010. Stock option amounts include amounts attributable to vested stock options due to the fact that absent the events set forth in the table, the named executive officers would not be able to gain any liquidity from any of the stock they would receive upon exercising vested options.

(b) Only Mr. Neubauer has attained the Company’s retirement age of 60 under the Management Stock Incentive Plan. Therefore, the accelerated vesting for stock options on retirement would apply only to Mr. Neubauer.

(c) For Mr. Neubauer, the accelerated vesting for stock options in the case of permanent disability was calculated assuming that all options become fully vested. Otherwise, in the case of death or disability of any named executive officer, amounts were calculated assuming that all time-based options scheduled to vest in fiscal 2011 vest and none of the performance-based options granted in 2007 and 2008 that were scheduled to vest in 2011 based upon the achievement of the 2010 EBIT target would vest since the 2010 EBIT target was not achieved.

(d) For Mr. Neubauer, the accelerated vesting for stock options on a change of control was calculated assuming that all options become fully vested. Stock option amounts on a change of control for named executive officers other than Mr. Neubauer assume that performance-based options granted in 2007 vest at a rate of 70%, which is the blended rate for the vesting of performance-based stock options based on the 2007, 2008 and 2009 EBIT targets, pursuant to the terms of the Non-Qualified Stock Option Agreement. In accordance with the terms of the Non-Qualified Stock Option Agreement, only performance-based options granted to the named executive officers in 2007 and 2008 would qualify for accelerated vesting. Options granted in 2008 have an exercise price that is greater than the $14.27 appraisal price and options granted in 2009 and 2010 have the 2010 EBIT target as the first EBIT target. See “2010 Grants of Plan Based Awards” and the narrative following the table.

(2)	The following assumptions were used in our calculation of the cost of perquisites in connection with termination of employment: for health insurance premiums, a 7.5% increase annually, for dental insurance premiums, a 5% increase annually, for vision insurance premiums, a 2% increase annually and no increase for excess health, life and accident insurance premiums.
(3)	Includes amounts payable under the Survivor Income Protection Plan, various term life insurance policies and accidental death and dismemberment policy for which we pay all or part of the premium, which amounts are reflected in the “Summary Compensation Table.”
(4)	(a) In addition to the amounts listed in this table, Mr. Neubauer also will receive his supplemental executive retirement benefit as described under “2010 Pension Benefits.”

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

(5)	Included in Mr. Sutherland’s perquisites: (a) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18-month severance period; and (b) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years and a car allowance for eighteen months, as well as outplacement benefits of 20% of his base salary.
(6)	Included in Mr. Kerin’s perquisites: (a) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18-month severance period; and (b) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of his base salary.
(7)	Included in Ms. McKee’s perquisites: (a) in the case of termination without cause, are life insurance coverage and use of a leased car over an 18-month severance period; and (b) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of her base salary.
(8)	Included in Mr. Vozzo’s perquisites: (a) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18-month severance period; and (b) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of his base salary.

Director Compensation

Three of our executive officers, Joseph Neubauer, L. Frederick Sutherland and Christopher Holland, serve as directors of ARAMARK Corporation. None of them receives any additional remuneration for serving as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following table sets forth information with respect to the beneficial ownership, as of November 26, 2010, of (i) each individual or entity known by us to own beneficially more than 5% of the common stock of Holdings, (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Beneficial Ownership of ARAMARK Corporation Common Stock(1)	Percentage of ARAMARK Corporation Common Stock
GS Capital Partners(2)	208	20.85%
CCMP Capital Investors(3)	104	10.42%
J.P. Morgan Partners(4)	104	10.42%
Thomas H. Lee Partners(5)	208	20.85%
Warburg Pincus LLC(6)	213	21.29%
Joseph Neubauer(7)	95	9.54%
L. Frederick Sutherland(8)	13	1.26%
Thomas J. Vozzo(9)	8	*
Andrew C. Kerin(10)	7	*
Lynn B. McKee(11)	6	*
Christopher S. Holland(12)	1	*
Directors and Executive Officers as a Group (7 persons)(13)	128	12.83%

*	Less than one percent or one share, as applicable.
(1)	ARAMARK has 1,000 shares of common stock outstanding, all of which are owned indirectly by Holdings. Share amounts indicated above reflect beneficial ownership, through Holdings, by such entities or individuals of these 1,000 shares of ARAMARK. As of November 26, 2010, Holdings had 203,391,072 shares outstanding.

(2)	ARAMARK shares shown as beneficially owned by GS Capital Partners reflect an aggregate of the following record ownership: (i) 22,326,144 shares of Holdings held by GS Capital Partners V Fund, L.P.; (ii) 11,532,758 shares of Holdings held by GS Capital Partners V Offshore Fund, L.P.; (iii) 7,655,956 shares of Holdings held by GS Capital Partners V Institutional, L.P.; and (iv) 885,142 shares of Holdings held by GS Capital Partners V GmbH & Co. KG (collectively, the “GS Entities”). The GS Entities, of which affiliates of the Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager, share voting and investment power with certain of its respective affiliates. The Goldman Sachs Group, Inc. disclaims beneficial ownership of the shares held directly or indirectly by the GS Entities, except to the extent of its pecuniary interest therein, if any. The address of GS Capital Partners is c/o The Goldman Sachs Group, 85 Broad Street, New York, New York 10004.
(3)	ARAMARK shares shown as beneficially owned by CCMP Capital Investors reflect an aggregate of the following record ownership: (i) 18,706,648 shares of Holdings held by CCMP Capital Investors II, L.P.; and (ii) 2,493,353 shares of Holdings held by CCMP Capital Investors (Cayman) II, L.P. The address of CCMP Capital Investors is 245 Park Avenue, 16th Floor, New York, New York 10167.
(4)	ARAMARK shares shown as beneficially owned by JP Morgan Partners reflect an aggregate of the following record ownership: (i) 11,955,003 shares of Holdings held by JP Morgan Partners (BHCA), LP; (ii) 2,865,797 shares of Holdings held by JP Morgan Partners Global Investors, L.P.; (iii) 440,340 shares of Holdings held by JP Morgan Partners Global Investors A, L.P.; (iv) 1,438,760 shares of Holdings held by JP Morgan Partners Global Investors (Cayman), L.P.; (v) 160,899 shares of Holdings held by JP Morgan Partners Global Investors (Cayman) II, L.P.; (vi) 970,308 shares of Holdings held by J.P. Morgan Partners Global Investors (Selldown), L.P.; and (vii) 3,368,893 shares of Holdings held by J.P. Morgan Partners Global Investors (Selldown) II, L.P. The address of JP Morgan Partners is 270 Park Avenue, 9th Floor, New York, New York 10017.
(5)	ARAMARK shares shown as beneficially owned by Thomas H. Lee Partners reflect an aggregate of the following record ownership: (i) 200,000 shares of Holdings held by THL Equity Fund VI Investors (ARAMARK), LLC; (ii) 23,347,540 shares of Holdings held by Thomas H. Lee Equity Fund VI, L.P.; (iii) 15,809,712 shares of Holdings held by Thomas H. Lee Parallel Fund VI, L.P.; (iv) 2,761,639 shares of Holdings held by Thomas H. Lee Parallel (DT) Fund VI, L.P.; (v) 119,161 shares of Holdings held by Putnam Investment Holdings, LLC; (vi) 119,115 shares of Holdings held by Putnam Investments Employees Securities Company III LLC; and (vii) 42,833 shares of Holdings held by THL Coinvestment Partners, L.P. The address of Thomas H. Lee Partners is 100 Federal Street, 35th Floor, Boston, Massachusetts 02110.
(6)	ARAMARK shares shown as beneficially owned by Warburg Pincus LLC reflect record ownership of 43,300,000 shares of Holdings held by Warburg Pincus Private Equity IX, L.P. (“WPIX”). Warburg Pincus Partners, LLC, a direct subsidiary of Warburg Pincus & Co. (“WP”), is the sole member of WPIX. Warburg Pincus IX, LLC, an indirect subsidiary of WP, is the sole general partner of WPIX. WPIX is managed by Warburg Pincus LLC. The address of Warburg Pincus LLC is 466 Lexington Avenue, 10th Floor, New York, New York 10017.
(7)	Includes beneficial ownership held by a trust for which Mr. Neubauer serves as trustee. ARAMARK Corporation shares shown as beneficially owned by Mr. Neubauer reflect 401,252 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 26, 2010.
(8)	Includes beneficial ownership held by a family partnership for which Mr. Sutherland serves as a general partner. ARAMARK Corporation shares shown as beneficially owned by Mr. Sutherland reflect 1,085,155 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 26, 2010.
(9)	Includes beneficial ownership held by a family trust for which Mr. Vozzo serves as trustee. ARAMARK Corporation shares shown as beneficially owned by Mr. Vozzo reflect 873,431 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 26, 2010.
(10)	ARAMARK Corporation shares shown as beneficially owned by Mr. Kerin reflect 859,837 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 26, 2010.
(11)	Includes beneficial ownership held by a general partnership for which Ms. McKee serves as a general partner. ARAMARK Corporation shares shown as beneficially owned by Ms. McKee reflect 714,681 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 26, 2010.

(12)	ARAMARK Corporation shares shown as beneficially owned by Mr. Holland reflect 148,610 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 26, 2010.
(13)	ARAMARK Corporation shares shown as beneficially owned by Directors and Executive Officers as a group reflect 4,158,794 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 26, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review of Related Person Transactions

The Board of Directors adopted a written Policy Regarding Transactions with Related Persons, which is administered by the Audit and Corporate Practices Committee of Holdings (the “Audit Committee”). This policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a Related Person (as defined in Item 404(a) of SEC Regulation S-K) has a direct or indirect material interest. Under the Policy, a related person transaction other than as described below with regard to Mr. Neubauer and the Sponsors must be reported to the Company’s General Counsel and be reviewed and approved or ratified by the Audit Committee in accordance with the terms of this Policy, prior to the effectiveness or consummation of the transaction, whenever practicable. The Audit Committee will review all relevant information available to it about the potential Related Person Transaction. The Audit Committee, in its sole discretion, may impose such conditions as it deems appropriate on the Company or the Related Person in connection with the approval of the Related Person Transaction. In connection with transactions in which Mr. Neubauer, any of the directors of Holdings who are associated with the Sponsors or any of the Sponsors has a direct or indirect material interest, the provisions of the Stockholders Agreement of Holdings, which requires the consent of a majority of the disinterested directors of Holdings, will apply except that in the case of Mr. Neubauer, this requirement will not apply to compensation and incentive arrangements and other matters within the customary purview of and approved by the Compensation and Human Resources Committee of Holdings.

Certain Relationships and Related Transactions

We manage our exposure to interest rate changes with respect to our floating rate indebtedness through the use of interest rate swaps. Before and subsequent to the closing of the Transaction on January 26, 2007, our financial institution counterparties on these swaps have included entities affiliated with GS Capital Partners and with J.P. Morgan Partners. As of October 1, 2010, the notional value of interest rate swaps with entities affiliated with GS Capital Partners was $767 million and ¥5.0 billion and with entities affiliated with J.P. Morgan Partners was $1,072 million. In all of these swaps, we pay the counterparty a fixed interest rate in exchange for their payment of a floating interest rate. The net payments in fiscal 2010 to entities affiliated with GS Capital Partners and entities affiliated with J.P. Morgan Partners pursuant to interest rate swap transactions were approximately $47.0 million and $50.6 million, respectively.

On March 26, 2010, we amended our senior secured credit agreement dated January 26, 2007 to, among other things, extend the maturity date of $1,407.4 million of our term loans and $92.6 million of the letter of credit deposits securing our synthetic letter of credit facility to July 26, 2016, provided that if any of the Company’s $1.28 billion of 8.5% senior notes due 2015 or $500 million of senior floating rate notes due 2015 are outstanding on October 31, 2014, the maturity date of such term loans and letter of credit deposits shall be October 31, 2014; and to permit future extensions and refinancings of the maturity date of term loans. Goldman Sachs Credit Partners L.P. and J.P. Morgan Securities Inc. served as co-lead arrangers for this transaction and were each paid $3.75 million for their services. In addition, we paid $290,000 in legal fees related to the amendment on behalf of these co-lead arrangers as well as $13,000 of out-of-pocket expenses. The March 26, 2010 amendment also replaced the senior secured credit agreement’s prior administrative agent, collateral agent and LC facility issuing bank with JPMorgan Chase Bank, N.A. In fiscal 2010, we paid JPMorgan Chase Bank, N.A. $200,000 for these services for the twelve month period beginning April 1, 2010.

Goldman Sachs Credit Partners is an affiliate of GS Capital Partners, one of our Sponsors, and Sanjeev Mehra, a member of the board of directors of Holdings. JPMorgan Chase Bank, N.A. and J.P. Morgan Securities

are affiliates of J.P. Morgan Partners, one of our Sponsors. Stephen P. Murray, who serves on the board of directors of Holdings, was employed by J.P. Morgan Partners until August 2006 and has been employed by CCMP Capital Advisors since August 2006.

Other Transactions

The Company employs the brother of Andrew C. Kerin, who is one of our executive officers, as a general manager in its uniform rental business. Mr. Kerin’s brother earned approximately $176,431 in salary and bonus in fiscal 2010.

We have a split dollar life insurance agreement with Mr. Neubauer. The agreement relates to life insurance policies owned by a trust created by Mr. Neubauer. Pursuant to the agreement, prior to 2003 we paid a substantial portion of the premiums on the policies, such amounts to be repaid from the proceeds of the policies upon their termination. At October 1, 2010, the amount of the premium repayment obligation was $2,497,692. We do not charge interest in each fiscal year on this amount. However, we have in the past captured at least some of the foregone interest because we reduced the amount of the interest that would otherwise accrue on Mr. Neubauer’s deferred compensation. We hold a security interest in the policies to secure the repayment of the premium amount paid by us. This arrangement terminates upon the termination of Mr. Neubauer’s employment (other than by reason of his retirement).

Director Independence

The Company’s Board of Directors is composed of Joseph Neubauer, L. Frederick Sutherland and Christopher S. Holland, each of whom is elected to serve until his successor is duly elected and qualified. Each of our directors is an employee of the Company and would not be considered independent for purposes of the New York Stock Exchange Listing Standards.

Item 14.	Principal Accounting Fees and Services

Set forth below is information relating to the aggregate fees billed by KPMG LLP for professional services rendered for each of the last two fiscal years.

Audit Fees

The aggregate fees billed by KPMG LLP for each of fiscal 2010 and fiscal 2009 for professional services rendered for the audit of our consolidated financial statements, for the reviews of the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years, or for services normally provided by our independent public accountant in connection with statutory or regulatory filings or engagements, including reviews of registration statements, for those fiscal years were $4,716,259 and $4,001,585, respectively.

Audit-Related Fees

The aggregate fees billed by KPMG LLP in each of fiscal 2010 and fiscal 2009 for assurance and related services that were reasonably related to performance of the audit or review of our consolidated financial statements and that are not reported under “Audit Fees” above were $583,692 and $365,075, respectively. These services consisted of compliance and employee benefit plan audits, accounting consultation and other services.

Tax Fees

The aggregate fees billed by KPMG LLP in each of fiscal 2010 and fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning were $242,442 and $511,694, respectively. These services consisted primarily of international compliance assistance and tax planning advice.

All Other Fees

There were no other fees billed by KPMG LLP in fiscal 2010 and fiscal 2009 for products and services provided, other than the services noted above.

Pre-Approval of Services

Pursuant to its Pre-Approval Policy, the Audit Committee annually reviews and pre-approves the services that may be provided by the independent auditor without obtaining further pre-approval from the Audit Committee. The Audit Committee may revise its list of pre-approved services from time to time, based on subsequent determinations. The Audit Committee has delegated pre-approval authority for additional or different services to the chairman of the Audit Committee, or in his absence or unavailability, to another specified member of the Audit Committee. The chairman of the Audit Committee or such specified member will report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of our audit, audit-related fees and tax fees were pre-approved by the Audit Committee or the chairman of the Audit Committee.

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

ARAMARK CORPORATION

Date: December 16, 2010	By:	/s/ JOSEPH NEUBAUER
	Name:	Joseph Neubauer
	Title:	Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ JOSEPH NEUBAUER Joseph Neubauer	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	December 16, 2010

/s/ L. FREDERICK SUTHERLAND L. Frederick Sutherland	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	December 16, 2010

/s/ JOSEPH MUNNELLY Joseph Munnelly	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	December 16, 2010

/s/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Senior Vice President, Treasurer and Director	December 16, 2010

ARAMARK CORPORATION AND SUBSIDIARIES

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

Because of its inherent limitations, internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 1, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation and subsidiaries as of October 1, 2010 and October 2, 2009, and the related consolidated statements of operations, cash flows and shareholder’s equity for the fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of October 1, 2010 and October 2, 2009, and the related consolidated statements of operations, cash flows and shareholder’s equity for the fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 16, 2010

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2010 AND OCTOBER 2, 2009

(in thousands, except share amounts)

	October 1, 2010	October 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$160,929	$224,644
Receivables (less allowances: 2010—$37,416; 2009—$38,366)	942,949	835,202
Inventories	447,915	464,157
Prepayments and other current assets	206,279	191,659

Total current assets	1,758,072	1,715,662

Property and Equipment, at cost:
Land, buildings and improvements	558,711	531,118
Service equipment and fixtures	1,355,247	1,270,147

	1,913,958	1,801,265
Less-Accumulated depreciation	(841,374)	(640,754)

	1,072,584	1,160,511

Goodwill	4,550,702	4,526,376
Other Intangible Assets	1,913,634	2,056,337
Other Assets	926,923	867,767

	$10,221,915	$10,326,653

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$51,647	$43,943
Accounts payable	758,748	669,704
Accrued payroll and related expenses	424,185	397,160
Accrued expenses and other current liabilities	713,973	641,149

Total current liabilities	1,948,553	1,751,956

Long-term borrowings	5,401,825	5,721,683
Less-Current portion	(51,647)	(43,943)

Total long-term borrowings	5,350,178	5,677,740

Deferred Income Taxes and Other Noncurrent Liabilities	1,341,491	1,360,197
Common Stock Subject to Repurchase	184,736	176,395
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,446,187	1,445,451
Earnings retained for use in the business	79,296	48,608
Accumulated other comprehensive loss	(128,526)	(133,694)

Total shareholder’s equity	1,396,957	1,360,365

	$10,221,915	$10,326,653

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED OCTOBER 1, 2010, OCTOBER 2, 2009 AND OCTOBER 3, 2008

(in thousands)

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Sales	$12,571,676	$12,297,869	$13,470,152

Costs and Expenses:
Cost of services provided	11,396,446	11,173,725	12,218,089
Depreciation and amortization	508,875	503,123	509,137
Selling and general corporate expenses	191,561	183,492	176,790

	12,096,882	11,860,340	12,904,016

Operating Income	474,794	437,529	566,136
Interest and Other Financing Costs, net	444,510	472,305	514,690

Income (Loss) Before Income Taxes	30,284	(34,776)	51,446
Provision (Benefit) for Income Taxes	(404)	(27,865)	11,986

Net income (loss)	$30,688	$(6,911)	$39,460

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED OCTOBER 1, 2010, OCTOBER 2, 2009 AND OCTOBER 3, 2008

(in thousands)

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Cash flows from operating activities:
Net income (loss)	$30,688	$(6,911)	$39,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	508,875	503,123	509,137
Income taxes deferred	(45,553)	(68,064)	(18,264)
Share-based compensation expense	21,300	25,396	11,760
Changes in noncash working capital:
Receivables	(69,264)	169,490	(87,107)
Inventories	18,883	73,280	(10,805)
Prepayments	6,878	7,184	(8,325)
Accounts payable	74,737	(74,761)	9,930
Accrued expenses	70,105	26,934	8,007
Net change in proceeds from sale of receivables	(14,585)	(14,560)	17,000
Changes in other noncurrent liabilities	16,438	34,572	22,693
Changes in other assets	(1,775)	26,475	(3,896)
Other operating activities	17,283	5,077	4,560

Net cash provided by operating activities	634,010	707,235	494,150

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(289,973)	(358,247)	(364,229)
Disposals of property and equipment	25,895	27,915	13,832
Acquisition of businesses:
Working capital other than cash acquired	45	(86,738)	(1,014)
Property and equipment	(2,905)	(2,504)	(4,759)
Additions to goodwill, other intangible assets and other assets, net	(82,880)	(48,473)	(49,182)
Other investing activities	(3,686)	3,250	163

Net cash used in investing activities	(353,504)	(464,797)	(405,189)

Cash flows from financing activities:
Proceeds from long-term borrowings	11,519	711	5,583
Payment of long-term borrowings	(334,823)	(147,553)	(26,173)
Proceeds from issuance of Parent Company common stock	3,273	3,380	5,417
Repurchase of Parent Company common stock	(10,809)	(22,989)	(9,870)
Other financing activities	(13,381)	(262)	1,363

Net cash used in financing activities	(344,221)	(166,713)	(23,680)

Increase (Decrease) in cash and cash equivalents	(63,715)	75,725	65,281
Cash and cash equivalents, beginning of period	224,644	148,919	83,638

Cash and cash equivalents, end of period	$160,929	$224,644	$148,919

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

FOR THE FISCAL YEARS ENDED OCTOBER 1, 2010, OCTOBER 2, 2009 AND OCTOBER 3, 2008

(in thousands)

	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Total
Balance, September 28, 2007	$—	$1,435,769	$16,059	$(12,269)	$1,439,559
Comprehensive loss:
Net income			39,460		39,460
Pension plan adjustments (net of tax)				(13,370)	(13,370)
Foreign currency translation adjustments (net of tax)				(12,043)	(12,043)
Change in fair value of cash flow hedges (net of tax)				(69,608)	(69,608)

Total comprehensive loss					(55,561)

Capital contributions from issuance of Parent Company common stock		7,556			7,556
Compensation expense related to stock incentive plans		11,760			11,760
Tax benefits related to stock incentive plans		1,406			1,406
Increase in Parent Company common stock subject to repurchase obligation, net		(49,951)			(49,951)
Repurchases of Parent Company common stock		(14,990)			(14,990)

Balance, October 3, 2008	$—	$1,391,550	$55,519	$(107,290)	$1,339,779

Comprehensive loss:
Net loss			(6,911)		(6,911)
Pension plan adjustments (net of tax)				(6,459)	(6,459)
Foreign currency translation adjustments (net of tax)				15,433	15,433
Change in fair value of cash flow hedges (net of tax)				(35,378)	(35,378)

Total comprehensive loss					(33,315)

Capital contributions from issuance of Parent Company common stock		14,989			14,989
Compensation expense related to stock incentive plans		25,396			25,396
Tax benefits related to stock incentive plans		(262)			(262)
Decrease in Parent Company common stock subject to repurchase obligation, net		53,233			53,233
Repurchases of Parent Company common stock		(39,455)			(39,455)

Balance, October 2, 2009	$—	$1,445,451	$48,608	$(133,694)	$1,360,365

Comprehensive income:
Net income			30,688		30,688
Pension plan adjustments (net of tax)				(12,304)	(12,304)
Foreign currency translation adjustments (net of tax)				2,220	2,220
Change in fair value of cash flow hedges (net of tax)				15,252	15,252

Total comprehensive income					35,856

Capital contributions from issuance of Parent Company common stock		11,703			11,703
Compensation expense related to stock incentive plans		21,300			21,300
Tax benefits related to stock incentive plans		(104)			(104)
Increase in Parent Company common stock subject to repurchase obligation, net		(8,341)			(8,341)
Repurchases of Parent Company common stock		(23,822)			(23,822)

Balance, October 1, 2010	$—	$1,446,187	$79,296	$(128,526)	$1,396,957

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 209.4 million issued and approximately 203.6 million outstanding as of October 1, 2010.

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

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended October 1, 2010 and October 2, 2009 were each fifty-two week periods and the fiscal year ended October 3, 2008 was a fifty-three week period.

Reclassification

Certain prior period balances have been reclassified to present customer advances within accrued expenses and to present certain pension obligations as noncurrent liabilities in order to conform to the current year presentation. The effect of these reclassifications was not material.

New Accounting Standard Updates

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2008, the FASB issued a new accounting pronouncement to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets are required for annual periods only. The Company adopted this accounting pronouncement in the fourth quarter of fiscal 2010 (see Note 6).

In April 2008, the FASB issued a new accounting pronouncement which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The amended guidance was applied prospectively to intangible assets acquired after the effective date; however, the disclosure requirements of the amended guidance was applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted this accounting pronouncement in the first quarter of fiscal 2010. The adoption did not have an impact on our consolidated financial statements as the useful lives of the Company’s intangible assets were not impacted by renewal or extension provisions.

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

In June 2009, the FASB issued an accounting standard update which amends certain requirements for enterprises involved with variable interest entities to improve financial reporting and to provide more relevant and reliable information to users of financial statements. This accounting standard update is effective for ARAMARK beginning in fiscal 2011. The Company expects this standard will not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued an accounting standard update regarding transfers of financial assets which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This accounting standard update is effective for ARAMARK beginning in fiscal 2011 and impacts the Company’s accounting under its Receivables Facility (see Note 10). On a prospective basis, the Company will be required to report its receivables securitization facility as a secured borrowing instead of as a sale of receivables, thus increasing the Company’s reported borrowings.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, the Company’s debt covenants will not be impacted by the balance sheet recognition of the secured borrowings, as borrowings under the Receivables Facility are considered borrowings in the debt covenant calculations. Additionally, the Company’s Consolidated Statement of Cash Flows during the first year under the new guidance will reflect the final remittance of cash associated with the $220.9 million of receivables sold at October 1, 2010 and subsequently collected by the Company on behalf of the bank conduits as an operating cash outflow. Any subsequent borrowing activity with the bank conduits will now be treated as financing cash flows. The overall effect on the Consolidated Statement of Cash Flows in fiscal 2011 will be a reduction in cash from operating activities and an increase in cash from financing activities, whereas under the previous guidance, these cash flows were presented net as cash from operating activities.

In January 2010, the FASB issued an accounting standard update that will require new disclosures about recurring and non-recurring fair value measurements. The new disclosures include significant transfers into and out of level 1 and 2 measurements and will change the current disclosure requirement of level 3 measurement activity from a net basis to a gross basis. The standard also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures are effective for ARAMARK in fiscal 2010, except for the revised disclosures about level 3 measurement activity, which are not effective for ARAMARK until beginning in fiscal 2012 (see Note 15). The new standard impacts disclosures only and has no impact on the Company’s results of operations or financial position. The Company is currently evaluating the disclosure impact on level 3 measurement activity.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. As of October 1, 2010 and October 2, 2009, “Accumulated other comprehensive loss” consisted of pension plan adjustments of ($30.0) million and ($17.7) million, respectively, foreign currency translation adjustment of $24.4 million and $22.2 million, respectively, and fair value of cash flow hedges of ($123.0) million and ($138.2) million, respectively. During fiscal 2010, the tax effects on other comprehensive income were $6.6 million for pension plan adjustments, ($6.6) million for foreign currency translation adjustment and ($9.8) million for fair value of cash flow hedges. During fiscal 2009, the tax effects on other comprehensive loss were $3.6 million for pension plan adjustments, ($14.1) million for foreign currency translation adjustment and $23.1 million for fair value of cash flow hedges. During fiscal 2008, the tax effects on other comprehensive loss were $7.3 million for pension plan adjustments, $0.5 million for foreign currency translation adjustment and $37.4 million for fair value of cash flow hedges.

Currency Translation

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Transaction gains and losses included in operating results for fiscal 2010, fiscal 2009 and fiscal 2008 were immaterial.

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

The components of inventories are as follows:

	October 1, 2010	October 2, 2009
Food	37.8%	37.1%
Career apparel, safety equipment and linens	58.0%	58.6%
Parts, supplies and novelties	4.2%	4.3%

	100.0%	100.0%

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense during fiscal 2010, fiscal 2009 and fiscal 2008 was $246.7 million, $255.5 million, and $262.7 million, respectively.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Other assets consist primarily of investments in 50% or less owned entities, client contract investments, deferred financing costs, computer software costs and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the cost method. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is reimbursed for the unamortized client contract investment amount. Amortization expense for client contract investments was $67.8 million, $57.5 million and $48.0 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $238.5 million and $212.3 million at October 1, 2010 and October 2, 2009, respectively, which is included in “Other Assets” in the Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	October 1, 2010	October 2, 2009
Current assets	$324,452	$271,995
Noncurrent assets	203,360	191,679
Current liabilities	278,953	259,430
Noncurrent liabilities	59,170	62,356
Minority interest	653	525

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Sales	$1,589,709	$1,510,220
Gross profit	198,980	181,082
Net income	38,559	36,163

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $15.5 million and $13.2 million for fiscal 2010 and fiscal 2009, respectively, and is recorded as a reduction of “Cost of services provided” in the Consolidated Statements of Operations. During fiscal 2010 and fiscal 2009, the Company received $8.2 million and $24.2 million of cash distributions from AIM Services Co., Ltd, respectively.

Other Accrued Expenses and Liabilities

Other accrued expenses and current liabilities consist principally of insurance accruals, advanced payments from clients, taxes, interest and accrued commissions. Advanced payments from clients as of October 1, 2010 and October 2, 2009 were $205.6 million and $177.5 million, respectively. Noncurrent liabilities consist primarily of deferred compensation, insurance accruals, pension liabilities, fair value of interest rate swaps and other hedging agreements and asset retirement obligations.

The Company is self-insured for the risk retained under its health and welfare and general liability and workers’ compensation arrangements. Self-insurance reserves are recorded based on historical claims experience and actuarial analyses. As of October 1, 2010 and October 2, 2009, $92.6 million and $86.1 million of insurance accruals were included in accrued expenses and other current liabilities, respectively. The change in insurance accruals is primarily due to the increase of self-insurance retained by the Company under its arrangements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, current and long-term borrowings, derivatives and common stock subject to repurchase. See Note 15 for the fair value of the Company’s financial instruments.

Share-Based Compensation

The Company recognizes compensation cost related to share-based payment transactions in the consolidated financial statements. The cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). See Note 9 for additional information on share-based compensation.

Supplemental Cash Flow Information

(dollars in millions)	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Interest paid	$409.3	$427.7	$479.0
Income taxes paid	$34.8	$38.3	$60.7

Significant noncash activities follow:

•

During fiscal 2010, fiscal 2009 and fiscal 2008 the Company executed capital lease transactions. The present value of the future rental obligations was approximately $3.2 million, $9.1 million and $19.8 million for the respective periods, which is included in property and equipment and long-term borrowings.

•	During fiscal 2010 and fiscal 2009, approximately $5.2 million and $5.1 million of common stock of the Parent Company was repurchased through the issuance of promissory notes, respectively.

•

During fiscal 2010, fiscal 2009 and fiscal 2008, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were approximately $9.6 million, $12.9 million and $4.3 million, respectively.

NOTE 2. ACQUISITIONS:

Fiscal 2010

On October 30, 2009, ARAMARK Ireland Holdings Limited and ARAMARK Investments Limited, subsidiaries of the Company, completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.3 million in cash and the assumption of a pension liability of approximately $1.2 million. These business interests include Vector Workplace and Facility Management Ltd, Irish Estates (Facilities Management) Ltd, Irish Estates (Management) Ltd, Premier Management Company (Dublin) Ltd, Glenrye Properties Services Ltd, Spokesoft Technologies Ltd, Orange Support Services Ltd, Orange Environmental Building Services Ltd and Vector Environmental Services Ltd, all of which are companies that were owned by Veris plc. The facilities management business provides a broad range of facility and project management and consulting services for clients across a wide range of industrial and commercial sectors in Ireland and the United Kingdom. The property management business operates three business units—commercial, residential and retail – through which it manages mixed and single use property developments.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company followed the acquisition method of accounting in accordance with the new accounting pronouncement related to business combinations, which the Company adopted in the first quarter of fiscal 2010 (see Note 1). The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed from Veris plc on October 30, 2009, based on the current best estimates of management. The valuation process for deferred income taxes is not complete. Accordingly, the fair value for deferred income taxes is subject to change.

(in thousands)
Purchase consideration	$74,335

Current assets	$42,962
Current liabilities	(48,122)
Property and equipment	1,005
Customer relationship assets	44,235
Goodwill	40,165
Other assets	956
Long-term borrowings	(77)
Deferred income taxes and other noncurrent liabilities	(6,789)

$74,335

The goodwill arising from the acquisition consists largely of the growth opportunity the Company anticipates in the core businesses acquired. None of the goodwill is expected to be deductible for tax purposes. All of the goodwill recorded is included in the Food and Support Services—International segment.

The following unaudited pro forma results of operations (in thousands) assume the facilities management and property management businesses of Veris plc had been acquired at the beginning of fiscal 2010 and fiscal 2009. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of each fiscal period, nor of the results that may be reported in the future.

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Sales	$12,579,152	$12,387,706
Net income (loss)	31,878	(5,102)

For fiscal 2010, $77.5 million of sales and $0.1 million of net income were recorded in the Consolidated Statements of Operations related to the acquisition of the facilities management and property management businesses of Veris plc. Approximately $1.8 million of pretax transaction-related costs related to the acquisition were recorded during fiscal 2010 and included in “Selling and general corporate expenses” in the Consolidated Statement of Operations. These charges were expensed in accordance with the accounting pronouncement for business combinations.

Fiscal 2009

During fiscal 2009, the Company paid approximately $26.7 million for the acquisition of the remaining 20% of its Chilean subsidiary. The Company also acquired a refreshment services business and several regional uniform rental companies. The Company’s pro forma results of operations for fiscal 2009 and fiscal 2008 would not have been materially different than reported, assuming the acquisition had occurred at the beginning of the respective fiscal period.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2009, the Company paid $85.0 million as additional consideration related to the fiscal 2006 acquisition of SeamlessWeb, per the terms of the acquisition agreement which was accrued as part of the purchase price allocation for the Transaction.

Fiscal 2008

During fiscal 2008, the Company acquired various food, hospitality and facility services businesses, including a food and facility services company in India and several refreshment services businesses, as well as several regional uniform rental companies. The aggregate consideration for these acquisitions was approximately $55 million. The Company’s pro forma results of operations for fiscal 2008 would not have been materially different than reported, assuming the acquisitions had occurred at the beginning of the fiscal period.

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill represents the excess of the cost of an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level unless specific circumstances require evaluation at a lower level. Within the Food and Support Services—International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company has completed the annual goodwill impairment test, which did not result in an impairment charge.

Goodwill, allocated by segment (see Note 14 for a description of segments), follows (in thousands):

	October 2, 2009	Acquisitions	Translation and Other	October 1, 2010
Food and Support Services—North America	$3,484,841	$(1,518)	$(4,844)	$3,478,479
Food and Support Services—International	441,525	39,829	(10,000)	471,354
Uniform and Career Apparel	600,010	859	—	600,869

	$4,526,376	$39,170	$(14,844)	$4,550,702

The amounts for acquisitions during fiscal 2010 may be revised upon final determination of the purchase price allocations. The other adjustment to the Food and Support Services—North America segment represents an immaterial correction related to the Transaction accounting.

Other intangible assets consist of (in thousands):

	October 1, 2010			October 2, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,828,400	$(677,538)	$1,150,862	$1,780,875	$(488,238)	$1,292,637
Trade name	762,932	(160)	762,772	763,700	—	763,700

	$2,591,332	$(677,698)	$1,913,634	$2,544,575	$(488,238)	$2,056,337

Acquisition-related intangible assets consist of customer relationship assets, the ARAMARK trade name and other trade names. Customer relationship assets are amortizable and are being amortized on a straight-line

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis over the expected period of benefit, 3 to 24 years, with a weighted average life of about 11 years. The ARAMARK and SeamlessWeb trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually. The Company completed its annual trade name impairment test, which did not result in an impairment charge.

Intangible assets of approximately $49.4 million were acquired through business combinations during fiscal 2010. Amortization of intangible assets for fiscal 2010, fiscal 2009 and fiscal 2008 was approximately $188 million, $182 million and $188 million, respectively.

The estimated amortization expense of the amortizable intangible assets through 2015 reflects the Transaction and acquisitions since January 26, 2007. Based on the recorded balances at October 1, 2010, total estimated amortization of all acquisition-related intangible assets for fiscal years 2011 through 2015 follows (in thousands):

2011	$188,531
2012	$186,672
2013	$182,761
2014	$148,725
2015	$125,181

NOTE 4. BORROWINGS:

Long-term borrowings at October 1, 2010 and October 2, 2009 are summarized in the following table (in thousands):

	October 1, 2010	October 2, 2009
Senior secured revolving credit facility	$—	$—
Senior secured term loan facility (un-extended)	1,894,404	3,622,958
Senior secured term loan facility (extended)	1,407,440	—
8.50% senior notes, due February 2015	1,280,000	1,280,000
Senior floating rate notes, due February 2015	500,000	500,000
5.00% senior notes, due June 2012	241,466	236,968
Capital leases	46,615	59,834
Other	31,900	21,923

	5,401,825	5,721,683
Less—current portion	(51,647)	(43,943)

	$5,350,178	$5,677,740

In connection with the completion of the Transaction on January 26, 2007, the Company (i) entered into a new $4.15 billion senior secured term loan facility with an original maturity date of January 26, 2014, (ii) issued $1.28 billion of 8.50% senior notes due 2015 and $500 million of senior floating rate notes due 2015, (iii) entered into a new $600 million senior secured revolving credit facility with a six-year maturity (approximately $581.7 million available for borrowing as October 1, 2010), and (iv) entered into a new synthetic letter of credit facility for up to $250 million (which was reduced to $200 million in January 2008). On March 26, 2010, the Company amended and restated its senior secured credit agreement (the “Restated Credit Agreement”). Among other things, the Restated Credit Agreement: (i) extends the maturity date of $1,407.4 million of the Company’s U.S. denominated term loan and $92.6 million of the letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016; provided that if any of the Company’s $1.28 billion of 8.5% senior notes due 2015 or $500 million of senior

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

floating rate notes due 2015 are outstanding on October 31, 2014, the maturity date of such term loans and letter of credit deposits shall be October 31, 2014, (ii) permits future extensions and refinancings of the maturity date of the Company’s term loans, letter of credit deposits and revolving credit commitments under the Restated Credit Agreement, (iii) establishes a sub-limit of $250 million for letters of credit under the Restated Credit Agreement’s revolving credit facility, and (iv) permits the Company to refinance term loans in the future with the proceeds of unsecured or secured notes issued by the Company; provided that any such secured notes are subject to a customary first- or second-lien intercreditor agreement, as applicable. The maturity date, interest margins and letter of credit fees for loans and letters of credit deposits that were not extended remain unchanged. Consenting lenders received a one-time amendment fee of approximately $1.9 million in the aggregate on their total loan commitments. During fiscal 2010, approximately $8.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Operations. Approximately $7.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

Senior Secured Credit Facilities

The senior secured revolving credit facility consists of the following subfacilities:

•	A revolving credit facility available for loans in U.S. dollars to the Company with aggregate commitments of $435 million;

•	A revolving credit facility available for loans in sterling or U.S. dollars to the Company or a U.K. subsidiary with aggregate commitments of $40 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or an Irish subsidiary with aggregate commitments of $20 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or German subsidiaries with aggregate commitments of $30 million; and

•	A revolving credit facility available for loans in Canadian dollars or U.S. dollars to the Company or a Canadian subsidiary with aggregate commitments of $75 million.

The senior secured term loan facility consists of the following subfacilities:

•	A U.S. dollar denominated term loan to the Company in the amount of $3,547 million ($1,333.7 million (un-extended) and $1,407.4 million (extended) as of October 1, 2010);

•	A yen denominated term loan to the Company in the amount of ¥5,422 million (¥5,218.7 million as of October 1, 2010);

•	A U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $170 million ($163.6 million as of October 1, 2010);

•	A Euro denominated term loan to an Irish subsidiary in an amount of €44 million (€42.4 million as of October 1, 2010);

•	A sterling denominated term loan to a U.K. subsidiary in an amount of £122 million (£117.4 million as of October 1, 2010); and

•	A Euro denominated term loan to German subsidiaries in the amount of €70 million (€65.4 million as of October 1, 2010).

The senior secured credit facilities provide that the Company has the right at any time to request up to $750 million of incremental commitments in the aggregate under one or more incremental term loan facilities and/or

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The applicable margin spread for borrowings under the revolving credit facility are 1.25% to 2.00% (as of October 1, 2010—2.00%) with respect to LIBOR borrowings and 0.25% to 1.00% (as of October 1, 2010—1.00%) with respect to base-rate borrowings.

Prior to the Restated Credit Agreement, the applicable margin spreads for borrowings under the U.S. dollar term loan facility were 1.875% to 2.125% with respect to LIBOR borrowings and 0.875% to 1.125% with respect to base-rate borrowings. The Restated Credit Agreement increased the applicable margin with respect to the extended term loans to 3.25% for LIBOR borrowings and to 2.25% with respect to extended term loan base-rate borrowings. The applicable margin spreads under the un-extended U.S. dollar term loan and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (as of October 1, 2010—1.875%) with respect to LIBOR borrowings and 0.875% to 1.125% (as of October 1, 2010—0.875%) with respect to base-rate borrowings. The applicable margin spreads under the yen and sterling term loan facilities are 2.00% to 2.125% (as of October 1, 2010—2.125%) with respect to LIBOR borrowings and 1.00% to 1.125% (as of October 1, 2010—1.125%) with respect to base-rate borrowings.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of October 1, 2010—0.50%).

Prior to the Restated Credit Agreement, fees on the $200 million synthetic letter of credit facility ranged from 1.875% to 2.125%. The Restated Credit Agreement increased the applicable margin with respect to the extended letter of credit facility fees to 3.25%. Fees on the un-extended synthetic letter of credit facilities are 1.875% to 2.125% (as of October 1, 2010—1.875%).

The actual spreads within all ranges referred to above are based on a ratio of Consolidated Secured Debt to EBITDA, each as defined in the senior secured credit agreement.

All obligations under the senior secured credit facilities are secured by a security interest in substantially all assets of the Company and its U.S. subsidiaries.

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of the Company’s Excess Cash Flow if the Consolidated Capital Leverage Ratio is

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

above 5.25x or 25% of the Company’s Excess Cash Flow if the Consolidated Leverage Ratio falls between 5.25x and 4.50x (as defined in the senior secured credit agreement) (the actual ratio at October 1, 2010 was 5.36x), (ii) 100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights, and (iii) 100% of the net cash proceeds of any incurrence of debt, including debt incurred by any business securitization subsidiary in respect of any business securitization facility, but excluding proceeds from the Company’s receivables facilities and other debt permitted under the senior secured credit agreement. Any mandatory prepayments would be applied to the term loan facilities as directed by the Company. Generally, the Company is permitted to voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The Restated Credit Agreement, however, provides for a 1.0% prepayment premium if any extended term loans are prepaid prior to March 26, 2011 with the proceeds of new term loans having lower interest margins than the extended term loans’ margins. In fiscal 2009, the Company voluntarily prepaid an additional $100.0 million of outstanding term loans in anticipation of a required Excess Cash Flow prepayment in the first quarter of fiscal 2010. Prepaid term loans may not be reborrowed.

The Company is required to repay the senior secured term loan facilities in quarterly principal amounts of 0.25% of the funded total principal amount, with the remaining amount payable on January 26, 2014 (un-extended) and July 26, 2016 (extended). In June 2010 and September 2010, the Company made optional prepayments of outstanding un-extended U.S. dollar term loan of $150.0 million and $150.0 million, respectively. All required quarterly principal amounts of the U.S. dollar term loan have been paid through its maturities in January 2014 (un-extended) and July 2016 (extended).

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, January 26, 2013, on which day the commitments thereunder will terminate.

Principal amounts outstanding under the synthetic letter of credit facility are due and payable in full at maturity, January 26, 2014 (un-extended) and July 26, 2016 (extended), on which day the commitments thereunder will terminate.

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s outstanding notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. In addition, the senior secured revolving credit facility requires the Company to maintain a maximum senior secured leverage ratio and imposes limitations on capital expenditures. The senior secured credit agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At October 1, 2010, the Company was in compliance with all of these covenants.

The senior secured credit agreement requires the Company to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013 (as of October 1, 2010—5.00x). Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on the

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s revolving credit facility lenders failed to waive any such default, would also constitute a default under the indenture. The actual ratio at October 1, 2010 was 3.37x.

The senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for the Company to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. If the Company does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and the Company’s estimated share of interest expense from one equity method investee. The actual ratio was 2.44x for the twelve months ended October 1, 2010.

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

The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 restricts the Company’s ability to, among other things, incur additional indebtedness, pay dividends and make certain other distributions, investments and other restricted payments. As of October 1, 2010, the Company was in compliance with the covenants of the indenture.

5.00% Senior Notes due 2012

During the third quarter of fiscal 2005, the Company issued $250 million of 5.00% senior unsecured notes due 2012. The notes are recorded at $241.5 million as October 1, 2010 as a result of the fair value accounting adjustments made in connection with the Transaction. The discount of $8.5 million will be accreted as interest expense over the remaining period to maturity.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At October 1, 2010, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $8.5 million discount on the 5.00% senior notes due 2012 and presumes repayment of the $1.28 billion of 8.5% senior notes due 2015 and $500 million of senior floating rate notes due 2015 by October 31, 2014 and the extended $1.4 billion U.S. denominated term loan on July 26, 2016) are as follows (in thousands):

2011	$51,647
2012	$267,755
2013	$15,475
2014	$1,882,243
2015	$1,783,729
Thereafter	$1,409,510

The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Interest expense	$449,002	$480,001	$505,661
Interest income	(7,318)	(12,827)	(2,644)
Other financing costs	2,826	5,131	11,673

Total	$444,510	$472,305	$514,690

NOTE 5. DERIVATIVE INSTRUMENTS:

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

Cash Flow Hedges

The Company has entered into $3.0 billion and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. During fiscal 2010, $1,180.0 million and £50.0 million of interest rate swap agreements matured. The Company entered into $200 million of forward starting interest rate swap agreements during fiscal 2010 to hedge the cash flow risk of variability in interest payments on variable rate borrowings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings as the underlying hedged item affects earnings. As of October 1, 2010 and October 2, 2009, approximately ($114.4) million and ($128.1) million of unrealized net losses, net of tax, related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during fiscal 2010, fiscal 2009, and fiscal 2008 was immaterial.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2010, fiscal 2009 and fiscal 2008 approximately ($9.1) million of net unrealized losses, net of tax, ($0.8) million of net unrealized losses, net of tax, and $4.4 million of net unrealized gains, net of tax, related to the swap were recorded in “Accumulated other comprehensive loss,” respectively. Approximately $8.9 million, $0.2 million and ($9.2) million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. As of October 1, 2010 and October 2, 2009, unrealized losses of approximately ($8.6) million, net of tax, and ($8.4) million, net of tax, related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during fiscal 2010, fiscal 2009 and fiscal 2008 was immaterial.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of October 1, 2010, the Company has contracts for approximately 65,000 MMBtu’s outstanding for fiscal 2011 that are designated as cash flow hedging instruments. During fiscal 2010, the Company entered into contracts totaling approximately 186,000 MMBtu’s. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of October 1, 2010 and October 2, 2009, unrealized net of tax losses of approximately ($0.1) million and ($0.6) million, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for fiscal 2010, fiscal 2009 and fiscal 2008.

The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of October 1, 2010, the Company has contracts for approximately 5.0 million gallons outstanding for fiscal 2011 that are designated as cash flow hedging instruments. During fiscal 2010, the Company entered into contracts totaling approximately 6.2 million gallons. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of October 1, 2010 and October 2, 2009, unrealized net of tax gains (losses) of approximately $0.1 million and ($1.1) million, respectively, was recorded in “Accumulated other comprehensive loss” for these contracts. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for fiscal 2010, fiscal 2009 and fiscal 2008 was immaterial.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (Loss), net of tax (in thousands):

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Interest rate swap agreements	$13,749	$(38,080)	$(59,973)
Cross currency swap agreements	(224)	(524)	(4,837)
Natural gas hedge agreements	536	992	(1,469)
Gasoline and diesel fuel hedge agreements	1,191	2,234	(3,329)

	$15,252	$(35,378)	$(69,608)

Derivatives not Designated in Hedging Relationships

As of October 1, 2010, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €55.7 million, £6.0 million and CAD65.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

The following table summarizes the location and fair value of our derivatives designated and not designated as hedging instruments in our Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	October 1, 2010	October 2, 2009
ASSETS
Designated as hedging instruments:
Gasoline and diesel fuel hedge agreements	Prepayments	$179	$—

Total derivatives		$179	$—

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$152	$1,039
Gasoline and diesel fuel hedge agreements	Accounts Payable	20	1,810
Interest rate swap agreements	Accrued Expenses	—	19,640
Interest rate swap agreements	Other Noncurrent Liabilities	190,156	196,039
Cross currency swap agreements	Other Noncurrent Liabilities	38,261	24,183

		228,589	242,711

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	2,065	392

Total derivatives		$230,654	$243,103

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for our derivatives designated as hedging instruments in our Consolidated Statements of Operations (in thousands):

	Account	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Interest rate swap agreements	Interest Expense	$132,787	$117,827	$42,402
Cross currency swap agreements	Interest Expense	11,763	4,590	3,226
Natural gas hedge agreements	Cost of services provided	1,961	5,621	23
Gasoline and diesel fuel hedge agreements	Cost of services provided	2,192	13,675	(706)

		$148,703	$141,713	$44,945

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments in our Consolidated Statements of Operations (in thousands):

	Account	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Foreign currency forward exchange contracts	Interest Expense	$(5,812)	$773	$195

As part of the Transaction, the Company entered into a Japanese yen denominated term loan in the amount of ¥5,422 million (see Note 4). The term loan was designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.

NOTE 6. EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2010, fiscal 2009 and fiscal 2008 was $26.1 million, $25.0 million and $28.5 million, respectively. The Company participates in various multi-employer union administered pension and employee welfare plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $35.7 million, $33.9 million and $34.0 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the components of net periodic pension cost for the Company’s single-employer defined benefit pension plans for fiscal 2010, fiscal 2009 and fiscal 2008 (in thousands):

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Service cost	$8,308	$6,636	$8,175
Interest cost	11,769	10,300	11,216
Expected return on plan assets	(10,577)	(8,695)	(12,529)
Settlements	1,066	903	960
Amortization of prior service cost	6	5	6
Recognized net (gain) loss	1,234	649	(119)

Net periodic pension cost	$11,806	$9,798	$7,709

The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended October 1, 2010:

Benefit obligation, beginning	$190,353
Acquisitions	4,993	Fair value of plan assets, beginning	$141,319
Foreign currency translation	6,162	Acquisitions	3,852
Service cost	8,308	Foreign currency translation	4,335
Interest cost	11,769	Employer contributions	18,083
Employee contributions	3,338	Employee contributions	3,338
Actuarial loss (gain)	24,981	Actual return on plan assets	15,997
Benefits paid	(8,299)	Settlement	(2,682)
Settlement	(2,502)	Benefits paid	(8,299)

Benefit obligation, end	$239,103	Fair value of plan assets, end	$175,943

Funded Status at end of year	$(63,160)

Amounts recognized in the balance sheet:
Noncurrent benefit asset (included in Other Assets)	107	Amounts recognized in the Accumulated other comprehensive (income) loss (before taxes): Net actuarial loss (gain)	46,253
Current benefit liability (included in Accrued expenses and other current liabilities)	(308)
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(62,959)	Prior service cost	71

Net amount recognized	$(63,160)	Net amount recognized	$46,324

The settlement in fiscal 2010 primarily relates to the lump sum payments made to employees in the Company’s Korean pension plan.

The assumptions utilized in the determination of pension expense and the funded status information include a weighted average discount rate of 5.7% for pension expense, a weighted average discount rate of 5.2% for the funded status, a weighted average rate of compensation increase of 3.6% and a weighted average long-term rate of return on assets of 7.0%. Assumptions are adjusted annually, as necessary, based on prevailing market conditions and actual experience.

The accumulated benefit obligation as of October 1, 2010 was $213.0 million. During fiscal 2010, actuarial losses of approximately $18.6 million were recognized in other comprehensive loss (before taxes) and $0.6 million

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of amortization of actuarial losses was recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive income (loss) as of October 1, 2010 expected to be recognized in net periodic pension cost during fiscal 2011 is approximately $1.9 million (before taxes).

The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended October 2, 2009:

Benefit obligation, beginning	$174,353
Foreign currency translation	(5,832)	Fair value of plan assets, beginning	$130,531
Service cost	6,636	Foreign currency translation	(4,687)
Interest cost	10,300	Employer contributions	14,229
Employee contributions	3,137	Employee contributions	3,137
Actuarial loss (gain)	13,841	Actual return on plan assets	10,191
Benefits paid	(9,652)	Settlement	(2,430)
Settlement	(2,430)	Benefits paid	(9,652)

Benefit obligation, end	$190,353	Fair value of plan assets, end	$141,319

Funded Status at end of year	$(49,034)

Amounts recognized in the balance sheet:
Noncurrent benefit asset (included in Other Assets)	$113
		Amounts recognized in the Accumulated other comprehensive (income) loss (before taxes): Net actuarial loss (gain)
Current benefit liability (included in Accrued expenses and other current liabilities)	(901)		$27,328
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(48,246)	Prior service cost	72

Net amount recognized	$(49,034)	Net amount recognized	$27,400

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information for the Company’s single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of October 1, 2010 and October 2, 2009 (in thousands):

	October 1, 2010	October 2, 2009
Projected benefit obligation	$237,327	$181,832
Accumulated benefit obligation	211,181	163,812
Fair value of plan assets	174,060	133,295

Assets of the plans are invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The Company’s investment policies also require an appropriate level of diversification across the asset categories. The current overall capital structure and targeted ranges for asset classes are 50-70% invested in equity securities and 30-50% invested in debt securities. As of October 1, 2010, the overall portfolio mix consisted of 59% equity securities, 37% debt securities and 4% cash and cash equivalents. As of October 2, 2009, the overall portfolio mix consisted of 58% equity securities, 41% debt securities and 1% cash and cash equivalents. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.

The weighted-average long-term rate of return on assets has been determined based on an estimated weighted-average of long-term returns of major asset classes, taking into account historical performance of plan assets, the current interest rate environment, plan demographics, acceptable risk levels and the estimated value of active asset management.

The fair value of plan assets for the Company’s defined benefit pension plans as of October 1, 2010 is as follows (see Note 15 for a description of the fair value levels) (in thousands):

	October 1, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets Category:
Pooled Separate Accounts:
Equity Securities	$102,997	$—	$102,997	$—
Fixed Income Securities	66,026	—	66,026	—
Cash and Cash Equivalents and Other	6,920	968	5,952	—

Total pension plan assets measured at fair value	$175,943	$968	$174,975	$—

The fair value of the pooled separate accounts is based on the value of the underlying assets, as reported to the Plan by the trustees. The pooled separate account is comprised of a portfolio of underlying securities that can be valued on active markets. Fair value is calculated by applying the Plan’s percentage ownership in the pooled separate account to the total market value of the account’s underlying securities, and is therefore categorized as Level 2 as the Plan does not directly own shares in these underlying investments. Investments in equity securities include publicly-traded domestic and international companies that are diversified across industry, country and stock market capitalization. Investments in fixed income securities include domestic and international corporate bonds and government securities. Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are not active.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is the Company’s policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company’s defined benefit pension plans (in thousands):

Fiscal 2011	$10,962
Fiscal 2012	$10,890
Fiscal 2013	$10,683
Fiscal 2014	$10,919
Fiscal 2015	$10,853
Fiscal 2016 – 2020	$59,615

The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

The expected contributions to be paid to the Company’s defined benefit pension plans during fiscal 2011 are approximately $17.6 million.

NOTE 7. INCOME TAXES:

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

The components of income (loss) before income taxes by source of income are as follows (in thousands):

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
United States	$(65,824)	$(118,080)	$(30,792)
Non-U.S.	96,108	83,304	82,238

	$30,284	$(34,776)	$51,446

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Current:
Federal	$8,300	$981	$(3,315)
State and local	7,812	13,484	3,424
Non-U.S.	29,037	25,734	30,141

	$45,149	$40,199	$30,250

Deferred:
Federal	$(29,475)	$(46,013)	$(9,670)
State and local	(8,973)	(16,148)	(424)
Non-U.S.	(7,105)	(5,903)	(8,170)

	(45,553)	(68,064)	(18,264)

	$(404)	$(27,865)	$11,986

Current taxes receivable of $4.0 million and $10.5 million at October 1, 2010 and October 2, 2009 are included in “Prepayments and other current assets,” respectively.

The provision (benefit) for income taxes varies from the amount determined by applying the United States Federal statutory rate to pretax income (loss) as a result of the following (all percentages are as a percentage of pretax income (loss)):

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
United States statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	(3.4)	8.6	2.0
Foreign taxes	(26.4)	27.8	(9.1)
Permanent book/tax differences	2.5	(6.4)	5.1
Uncertain tax positions	7.6	(6.4)	4.2
Tax credits & other	(16.6)	21.5	(13.9)

Effective income tax rate	(1.3)%	80.1%	23.3%

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of October 1, 2010, certain subsidiaries have accumulated state and foreign net operating loss carryforwards of $9.9 million. The Company has an $8.1 million valuation allowance as of October 1, 2010 against these carryforwards due to the uncertainty of its realization. In addition, certain subsidiaries have accumulated state net operating loss carryforwards for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of October 1, 2010, attributable to these net operating losses was approximately $16.8 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of October 1, 2010. The state and foreign net operating loss carryforwards will expire from 2011 through 2031.

As of October 1, 2010, the Company has approximately $10.1 million of foreign tax credit carryforwards, which expire in 2019 and $9.8 million general business tax credit carryforward, which expire in 2029. The Company believes it is more likely than not that it will be able to generate taxable income in the future sufficient to utilize these carryforwards, and no valuation allowance is necessary.

As of October 1, 2010 and October 2, 2009, the components of deferred taxes are as follows (in thousands):

	October 1, 2010	October 2, 2009
Deferred tax liabilities:
Property and equipment	$101,544	$99,828
Investments	86,593	84,076
Other intangible assets, including goodwill	753,317	788,616
Other	9,343	18,028

Gross deferred tax liability	950,797	990,548

Deferred tax assets:
Insurance	46,520	39,995
Employee compensation and benefits	180,959	170,842
Accruals and allowances	43,435	41,745
Derivatives	77,361	85,157
Net operating loss/credit carryforwards and other	22,103	24,674

Gross deferred tax asset, before valuation allowances	370,378	362,413

Valuation allowances	(8,069)	(5,450)

Net deferred tax liability	$588,488	$633,585

Current deferred tax assets of $76.7 million and $87.6 million at October 1, 2010 and October 2, 2009 are included in “Prepayments and other current assets,” respectively. Deferred tax liabilities of $665.2 million and $721.2 million at October 1, 2010 and October 2, 2009 are included in “Deferred Income Taxes and Other Noncurrent Liabilities,” respectively.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had approximately $49.3 million of total gross unrecognized tax benefits as of October 1, 2010, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

October 1, 2010
Gross unrecognized tax benefits at October 2, 2009	$39,790
Additions based on tax positions taken in the current year	1,274
Additions for tax positions taken in prior years	10,038
Reductions for settlements and payments	(1,638)
Reductions due to statute expiration	(190)

Gross unrecognized tax benefits at October 1, 2010	$49,274

October 2, 2009
Gross unrecognized tax benefits upon adoption on October 3, 2008	$45,569
Additions based on tax positions related to the current year	1,006
Additions for tax provisions of prior years	5,728
Reductions for settlements and payments	(12,141)
Reductions due to statute expiration	(372)

Gross unrecognized tax benefits at October 2, 2009	$39,790

The Company had approximately $13.5 million and $9.2 million accrued for interest and penalties as of October 1, 2010 and October 2, 2009, respectively, and recorded approximately $4.1 million and $3.2 million in interest and penalties during fiscal 2010 and fiscal 2009, respectively.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2006, with the exception of certain Work Opportunity Tax Credits and Welfare to Work Tax Credits which are pending the outcome of Protective Refund Claims filed for 1998 through 2006.

The Company has significant operations in approximately 20 states and foreign taxing jurisdictions. The Company has open tax years in these jurisdictions ranging from 3 to 11 years. The Company does not anticipate that any adjustments resulting from tax audits would result in a material change to the results of operations or financial condition.

The Company does not expect the amount of unrecognized tax benefits to significantly change within the next 12 months.

NOTE 8. CAPITAL STOCK:

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporation and ARAMARK Services, Inc. merged, with ARAMARK Services, Inc. being the surviving company and being renamed ARAMARK Corporation. As a result of that merger, ARAMARK Intermediate Holdco Corporation holds 1,000 shares of the Company’s common stock, which represent all of the authorized and issued capital stock.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholders’ equity as part of the Transaction accounting which reflects the Parent Company’s investment basis and capital structure in the Company’s consolidated financial statements. The amount of common stock subject to repurchase as of October 1, 2010 and October 2, 2009 was $184.7 million and $176.4 million, which is based on approximately 12.9 million and 13.4 million shares of common stock of the Parent Company valued at $14.27 and $13.15 per share, respectively. The fair value of our common stock subject to repurchase is calculated using discounted cash flow techniques, comparable public company trading multiples and transaction multiples. During fiscal 2010 and fiscal 2009, approximately $23.8 million and $39.5 million of common stock of the Parent Company was repurchased, respectively. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

NOTE 9. SHARE-BASED COMPENSATION:

In connection with the Transaction, the Parent Company established the ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (2007 MSIP). Incentive awards under the 2007 MSIP may be granted to employees or directors of, or consultants to, the Parent Company or one of its affiliates, including the Company, in the form of non-qualified stock options, unvested shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, the fair market value of the Parent Company’s shares. The 2007 MSIP permits the granting of awards of up to 38.0 million shares of common stock of the Parent Company. As of October 1, 2010, there were 7.8 million shares available for grant. Under the 2007 MSIP, the terms of the awards are fixed at the grant date.

Compensation expense charged to expense for fiscal 2010, fiscal 2009 and fiscal 2008 for share-based compensation programs was approximately $21.3 million, before taxes of approximately $8.3 million, $25.4 million, before taxes of approximately $9.9 million, and $11.8 million, before taxes of approximately $4.6 million, respectively. The compensation expense recognized is classified as “Selling and general corporate expenses” in the Consolidated Statements of Operations. No compensation expense was capitalized.

Cash received from option exercises during fiscal 2010, fiscal 2009 and fiscal 2008 was $0.1 million, $1.3 million and $0.6 million, respectively. For fiscal 2010, fiscal 2009 and fiscal 2008 the amount of tax benefits included in “Other financing activities” in the Consolidated Statement of Cash Flows was ($0.1) million, ($0.3) million and $1.4 million, respectively.

Stock Options

Each award of stock options under the 2007 MSIP is comprised of two types of stock options. One-half of the options awarded vest solely based upon continued employment over a specific period of time, generally four years (“Time-Based Options”). One-half of the options awarded vest based both upon continued employment and

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Expected volatility	30%	35%	21%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rate	2.04% - 3.31%	1.60% - 3.37%	2.78% - 3.81%

The weighted-average grant-date fair value of Time-Based Options granted during fiscal 2010, fiscal 2009 and fiscal 2008 was $5.10, $5.14 and $4.18 per option, respectively.

Compensation expense for Time-Based Options is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $14.1 million, $11.2 million and $11.2 million was charged to expense during fiscal 2010, fiscal 2009 and fiscal 2008 for Time-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of October 1, 2010, there was approximately $20.6 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 2.84 years.

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at October 2, 2009	12,927	$10.70
Granted	4,176	$14.05
Exercised	(459)	$10.06
Forfeited	(438)	$11.72

Outstanding at October 1, 2010 (weighted-average remaining term of 7.3 years)	16,206	$11.56	$44,122

Exercisable at October 1, 2010 (weighted-average remaining term of 6.5 years)	8,464	$10.50	$32,016

Expected to vest at October 1, 2010 (weighted-average remaining term of 8.1 years)	7,027	$12.60	$11,819

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of Time-Based Options exercised during fiscal 2010, fiscal 2009 and fiscal 2008 was $1.8 million, $2.2 million and $0.6 million, respectively. The total fair value of Time-Based Options that vested during fiscal 2010, fiscal 2009 and fiscal 2008 was $11.0 million, $12.0 million and $10.7 million, respectively.

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

	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Expected volatility	30%	35%	21%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5.5 - 7.0	5.5 - 7.0	5.5 - 7.0
Risk-free interest rate	1.41% - 3.31%	1.40% - 3.37%	2.36% - 3.81%

The weighted-average grant-date fair value of the Performance-Based Options granted during fiscal 2010, fiscal 2009 and fiscal 2008 was $4.98, $5.06 and $4.10 per option, respectively.

Compensation expense for Performance-Based Options is recognized on an accelerated basis over the requisite performance and service periods. The Company recognized compensation expense of approximately $6.7 million, $13.8 million and ($2.9) million during fiscal 2010, fiscal 2009 and fiscal 2008 for Performance-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

On March 1, 2010, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2011 and beyond. Approximately 0.8 million options were affected by the new annual and cumulative EBIT targets for fiscal 2011 and beyond. On December 9, 2009, the Parent Company Board waived the EBIT target for fiscal 2009 with respect to approximately 1.1 million options representing 35% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2009 EBIT target. Accordingly, such portion of the Performance-Based Options vested when the time-based vesting requirement of such options was satisfied. In addition on December 9, 2009, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2010 that were revised to recognize the effects of the economic environment on the Company’s business. Approximately 3.3 million options were affected by the new annual and cumulative EBIT targets for fiscal 2010. The fair value of these Performance-Based Options were revalued at the award modification dates in accordance with authoritative accounting guidance. The fair value of the Performance-Based Options modified during fiscal 2010 was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions: expected volatility (30%), expected dividend yield (0%), expected life (3.60-6.80 years) and risk-free interest rate (1.23%-3.04%). The weighted-average fair value of the Performance-Based Options modified during fiscal 2010 was $5.19 per option. During the third quarter of fiscal 2010, the Company reversed share-based compensation expense of approximately $3.6 million related to expense previously recognized in the first and second quarter of fiscal 2010 for the Performance-Based Options tied to fiscal 2010 through 2012

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EBIT targets. On December 10, 2008, the Parent Company Board waived the EBIT target for fiscal 2008 with respect to approximately 2.6 million options representing 75% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2008 EBIT target. Accordingly, such portion of the Performance-Based Options vested when the time-based vesting requirement of such options was satisfied. In addition on December 10, 2008, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2009 that were revised to recognize the effects of the economic environment on the Company’s business and correspondingly reduced the cumulative targets for fiscal 2010 and beyond. The fair value of these Performance-Based Options were revalued at the award modification date in accordance with authoritative accounting guidance. The fair value of the Performance-Based Options was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions: expected volatility (35%), expected dividend yield (0%), expected life (4.10-5.80 years) and risk-free interest rate (1.62%). The weighted-average fair value of the Performance-Based Options modified on December 10, 2008 was $5.54 per option. During the fourth quarter of fiscal 2008, the Company reversed approximately $13.3 million of compensation expense related to expense previously recognized for the Performance-Based Options tied to fiscal 2008 through fiscal 2011.

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at October 2, 2009	13,199	$10.69
Granted	4,176	$14.05
Exercised	(384)	$10.06
Forfeited/Cancelled	(783)	$11.05

Outstanding at October 1, 2010 (weighted-average remaining term of 7.3 years)	16,208	$11.56	$44,144

Exercisable at October 1, 2010 (weighted-average remaining term of 6.4 years)	5,696	$10.38	$22,204

Expected to vest at October 1, 2010	—	$—	$—

The total intrinsic value of Performance-Based Options exercised during fiscal 2010, fiscal 2009 and fiscal 2008 was $1.5 million, $1.7 million and $0.6 million, respectively. The total fair value of Performance-Based Options that vested during fiscal 2010, fiscal 2009 and fiscal 2008 was $5.5 million, $13.7 million and $9.6 million, respectively.

Nonvested Shares

The grant-date fair value of nonvested shares is based on the fair value of the Parent Company’s common stock, and compensation expense is amortized to expense on a straight-line basis over the vesting period during which employees perform related services, generally one year. The compensation expense charged to expense during fiscal 2010, fiscal 2009 and fiscal 2008 for nonvested share awards was approximately $0 million, $0, and $3.1 million, respectively.

Deferred Stock Units

Deferred stock units are issued only to non-employee members of the Board of Directors who are not representatives of one of the Sponsors and represent the right to receive shares of the Parent Company’s common

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock in the future. Each deferred stock unit will be converted to one share of the Parent Company’s common stock six months and one day after the date on which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Parent Company’s common stock. Since the deferred stock units are fully vested upon grant, compensation expense for the entire award is recognized immediately upon grant. The Company granted 32,015 deferred stock units during fiscal 2010. The compensation expense during fiscal 2010, fiscal 2009 and fiscal 2008 for deferred stock units was approximately $0.5 million, $0.4 million and $0.4 million, respectively.

NOTE 10. ACCOUNTS RECEIVABLE SECURITIZATION:

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

The Company has retained an undivided interest in the transferred receivables of approximately $253.3 million and $264.3 million at October 1, 2010 and October 2, 2009, respectively, which is subject to a security interest. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both October 1, 2010 and October 2, 2009. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables. At October 1, 2010 and October 2, 2009, approximately $220.9 million and $235.4 million of accounts receivable were sold and removed from the Consolidated Balance Sheets, respectively. The Company has retained collection and administrative responsibility for the participating interest sold but has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value of the services provided. During fiscal 2010 and fiscal 2009, ARAMARK Receivables, LLC sold an undivided interest in approximately $2.83 billion and $2.90 billion of trade account receivables, respectively, and remitted to bank conduits, pursuant to the servicing agreement, approximately $2.84 billion and $2.91 billion in collections on trade account receivables previously sold, respectively. The discount on the sale of the undivided interest in the transferred receivables is based on the cost of the commercial paper borrowings of the buyers. The loss on the sale of receivables was approximately $2.8 million, $5.1 million and $11.7 million, respectively, for fiscal 2010, fiscal 2009 and fiscal 2008 and is included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Operations.

NOTE 11. DEVELOPMENTS IN THE UNIFORM AND CAREER APPAREL SEGMENT

During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company exited a

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 12. COMMITMENTS AND CONTINGENCIES:

The Company has capital and other purchase commitments of approximately $246.8 million at October 1, 2010, primarily in connection with commitments for capital projects and client contract investments. At October 1, 2010, the Company also has letters of credit outstanding in the amount of $158.3 million.

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $89.7 million at October 1, 2010 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at October 1, 2010.

Rental expense for all operating leases was $174.5 million, $168.1 million and $179.8 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of October 1, 2010 (in thousands):

Fiscal Year
2011	$193,165
2012	83,407
2013	71,779
2014	63,246
2015	50,348
Subsequent years	158,434

Total minimum rental obligations	$620,379

From time to time, the Company is a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims statutes, contractual disputes, antitrust and competition laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2010, the United States Supreme Court denied the petition for certiorari of Relator Robert Pritsker in the Qui Tam action that the Relator had filed against the Company and certain other companies in its industry alleging that the defendants caused the making of false certifications to the federal government of compliance with U.S.D.A. regulations. This action had previously been dismissed by the United States District Court, Eastern District of Pennsylvania and this dismissal had been upheld by the United States Court of Appeals for the Third Circuit.

The Company’s settlement of the class action suit originally filed by Genaro Zendejas Morales, Ricky Silva and Christian Sanchez against ARAMARK Sports, LLC alleging that defendants did not pay all monies due under California wage and hour laws was approved by the United States District Court, Central District of California on October 12, 2010. The settlement amount was accrued as of October 1, 2010 with payment made during the first quarter of fiscal 2011.

NOTE 13. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 2010 and fiscal 2009 (in thousands):

2010	Quarter Ended January 1, 2010	Quarter Ended April 2, 2010	Quarter Ended July 2, 2010	Quarter Ended October 1, 2010	Year Ended October 1, 2010
Sales	$3,193,946	$3,098,772	$3,120,944	$3,158,014	$12,571,676
Cost of services provided	2,870,923	2,819,355	2,854,712	2,851,456	11,396,446
Net income (loss)	25,677	(9,772)	(6,320)	21,103	30,688

2009	Quarter Ended January 2, 2009	Quarter Ended April 3, 2009	Quarter Ended July 3, 2009	Quarter Ended October 2, 2009	Year Ended October 2, 2009
Sales	$3,173,957	$3,029,301	$3,022,067	$3,072,544	$12,297,869
Cost of services provided	2,863,198	2,782,289	2,754,385	2,773,853	11,173,725
Net income (loss)	8,171	(25,354)	(6,159)	16,431	(6,911)

In the first and second fiscal quarters, within the Food and Support Services—North America segment, historically there has been a lower level of activity at the higher margin sports, entertainment and recreational food service operations that is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts that is partially offset by the effect of summer recess on the educational accounts.

During the third quarter of fiscal 2010, the Company reversed share-based compensation expense of approximately $3.6 million related to expense previously recognized in the first and second quarter of fiscal 2010 for the Performance-Based Options tied to fiscal 2010 through 2012 EBIT targets (see Note 9).

See Note 14 for a description of events that had an effect on interim operating results.

NOTE 14. BUSINESS SEGMENTS:

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and in sports, entertainment, recreational and other facilities serving the general public in the United States and Canada. Food and Support Services—North America operating income for fiscal 2009 includes severance related expenses of $11.5 million.

Food and Support Services—International—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. Operations are conducted in 20 countries, including the U.K., Germany, Chile, Ireland, Spain, China, Belgium, Korea, Argentina, Mexico and Japan. Food and Support Services—International operating income for fiscal 2010 includes a favorable non-income tax settlement in the U.K. of $3.2 million. Food and Support Services—International operating income for fiscal 2009 includes severance related expenses of $8.2 million and a favorable non-income tax settlement in the U.K. of $8.4 million.

Uniform and Career Apparel—Rental, sale, cleaning, maintenance and delivery of personalized uniform and career apparel and other textile items on a contract basis and direct marketing of personalized uniforms and career apparel, public safety equipment and accessories to businesses, public institutions and individuals. Also provided are walk-off mats, cleaning cloths, disposable towels and other environmental control items. The segment operating income in fiscal 2009 includes a charge of approximately $34.2 million related to the Company’s repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business (see Note 11).

Sales by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of corporate expenses applicable to more than one segment.

Corporate—Corporate includes general corporate expenses not specifically allocated to an individual segment. During fiscal 2010, the Company recorded share-based compensation expense of $21.3 million, which included approximately $5.5 million for the 2010 modification of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2009 EBIT target. During fiscal 2009, the Company recorded share-based compensation expense of $25.4 million, including approximately $13.8 million for the 2009 modification of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2008 EBIT target. During fiscal 2008, the Company recorded share-based compensation expense of $11.8 million, which included a reversal of approximately $13.3 million of share-based compensation expense during the fourth quarter of fiscal 2008 related to expense previously recognized for Performance-Based Options (see Note 9).

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information by segment follows (in millions):

	Sales
	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Food and Support Services—North America	$8,605.2	$8,393.5	$8,924.9
Food and Support Services—International	2,487.2	2,326.7	2,783.0
Uniform and Career Apparel	1,479.3	1,577.7	1,762.3

	$12,571.7	$12,297.9	$13,470.2

	Operating Income
	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Food and Support Services—North America	$350.6	$349.3	$386.8
Food and Support Services—International	75.3	83.4	97.2
Uniform and Career Apparel	100.0	61.8	126.6

	525.9	494.5	610.6
Corporate	(51.1)	(57.0)	(44.5)

Operating income	474.8	437.5	566.1
Interest and other financing costs, net	(444.5)	(472.3)	(514.7)

Income (loss) before income taxes	$30.3	$(34.8)	$51.4

	Depreciation and Amortization
	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Food and Support Services—North America	$333.7	$327.4	$329.0
Food and Support Services—International	60.8	55.7	61.4
Uniform and Career Apparel	113.5	119.4	118.1
Corporate	0.9	0.6	0.6

	$508.9	$503.1	$509.1

	Capital Expenditures and Client Contract Investments*
	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
Food and Support Services—North America	$211.0	$282.2	$258.8
Food and Support Services—International	48.6	44.0	47.9
Uniform and Career Apparel	33.3	34.4	62.3
Corporate	—	0.2	—

	$292.9	$360.8	$369.0

*	Includes amounts acquired in business combinations

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Identifiable Assets
	October 1, 2010	October 2, 2009
Food and Support Services—North America	$6,794.4	$6,822.9
Food and Support Services—International	1,528.8	1,378.0
Uniform and Career Apparel	1,774.9	1,866.0
Corporate	123.8	259.8

	$10,221.9	$10,326.7

Sales and net property & equipment classified as domestic or foreign operations follow (in millions):

	Sales
	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	Fiscal Year Ended October 3, 2008
United States	$9,230.8	$9,286.8	$9,998.0
Foreign	3,340.9	3,011.1	3,472.2

	$12,571.7	$12,297.9	$13,470.2

	Net Property & Equipment
	October 1, 2010	October 2, 2009
United States	$878.8	$965.8
Foreign	193.8	194.7

	$1,072.6	$1,160.5

NOTE 15. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt at October 1, 2010 and October 2, 2009 was $5,290.1 million and $5,414.0 million, respectively. The carrying value of the Company’s debt at October 1, 2010 and October 2, 2009 was $5,401.8 million and $5,721.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

At October 1, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	October 1, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Undivided retained interest in trade receivables sold under the Company’s Receivable Facility	$253,331	$—	$—	$253,331
Diesel fuel hedge agreements	179	—	179	—

Total assets measured at fair value on a recurring basis	$253,510	$—	$179	$253,331

Liabilities:
Interest rate swap agreements	$190,156	$—	$190,156	$—
Cross currency swap agreements	38,261	—	38,261	—
Natural gas hedge agreements	152	—	152	—
Gasoline fuel hedge agreements	20	—	20	—
Foreign currency forward exchange contracts	2,065	—	2,065	—

Total liabilities measured at fair value on a recurring basis	$230,654	$—	$230,654	$—

Common Stock Subject to Repurchase	$184,736	$—	$—	$184,736

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for fiscal 2010 (in thousands):

	Undivided retained interest in trade receivables	Common Stock Subject to Repurchase
Balance at October 2, 2009	$264,335	$176,395
Net realized gains/(losses) included in earnings	(1,729)	—
Net purchases, issuances and settlements	(9,275)	(6,574)
Change in fair market value of common stock of the Parent Company	—	14,915

Balance at October 1, 2010	$253,331	$184,736

Net realized gains/(losses) are included in “Cost of services provided” in the Consolidated Statements of Operations.

NOTE 16. RELATED PARTY TRANSACTIONS:

As of October 1, 2010, the notional value of interest rate swaps with entities affiliated with GS Capital Partners was $767 million and ¥5.0 billion and with entities affiliated with J.P. Morgan Partners was $1,072 million. As of October 2, 2009, the notional value of interest rate swaps with entities affiliated with GS Capital Partners was $1,358 million, £25.0 million and ¥5.0 billion and with entities affiliated with J.P. Morgan Partners was $1,413 million and £25 million. In all of these swaps, we pay the counterparty a fixed interest rate in exchange for their payment of a floating interest rate. The net payments in fiscal 2010, fiscal 2009 and fiscal 2008 to entities affiliated with GS Capital Partners pursuant to interest rate swap transactions were approximately $47.0 million, $45.7 million and $17.3 million, respectively. The net payments in fiscal 2010, fiscal 2009 and fiscal 2008 to entities affiliated with J.P. Morgan Partners pursuant to interest rate swap transactions were approximately $50.6 million, $43.2 million and $16.2 million, respectively.

NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation (the “Company”) and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. On January 26, 2007, in connection with the Transaction, the Company issued 8.50% senior notes due 2015 and senior floating rate notes due 2015 as described in Note 4. The senior notes are jointly and severally guaranteed on a senior unsecured basis by substantially all of the Company’s existing and future U.S. subsidiaries (excluding the receivables facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes (“Non-Guarantors”). The Guarantors also guarantee certain other unregistered debt.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

October 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$79.4	$33.0	$48.5	$—	$160.9
Receivables	1.5	244.3	697.2	—	943.0
Inventories, at lower of cost or market	16.9	360.0	71.0	—	447.9
Prepayments and other current assets	11.7	123.7	70.9	—	206.3

Total current assets	109.5	761.0	887.6	—	1,758.1

Property and Equipment, net	41.6	810.6	220.4	—	1,072.6
Goodwill	173.1	3,896.4	481.2	—	4,550.7
Investment in and Advances to Subsidiaries	6,667.0	107.5	243.7	(7,018.2)	—
Other Intangible Assets	60.8	1,605.1	247.7	—	1,913.6
Other Assets	89.4	527.6	311.9	(2.0)	926.9

	$7,141.4	$7,708.2	$2,392.5	$(7,020.2)	$10,221.9

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$5.7	$12.2	$33.7	$—	$51.6
Accounts payable	152.9	338.9	267.0	—	758.8
Accrued expenses and other liabilities	151.7	728.1	258.3	0.1	1,138.2

Total current liabilities	310.3	1,079.2	559.0	0.1	1,948.6

Long-Term Borrowings	4,824.7	29.4	496.1	—	5,350.2
Deferred Income Taxes and Other Noncurrent Liabilities	424.7	769.7	147.0	—	1,341.4
Intercompany Payable	—	5,583.9	1,054.2	(6,638.1)	—
Common Stock Subject to Repurchase	184.7	—	—	—	184.7
Shareholder’s Equity	1,397.0	246.0	136.2	(382.2)	1,397.0

	$7,141.4	$7,708.2	$2,392.5	$(7,020.2)	$10,221.9

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

October 2, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$156.8	$26.6	$41.2	$—	$224.6
Receivables	6.1	167.7	661.4	—	835.2
Inventories, at lower of cost or market	16.7	376.7	70.7	—	464.1
Prepayments and other current assets	43.2	126.2	22.3	—	191.7

Total current assets	222.8	697.2	795.6	—	1,715.6

Property and Equipment, net	39.5	895.0	226.0	—	1,160.5
Goodwill	173.1	3,902.0	451.3	—	4,526.4
Investment in and Advances to Subsidiaries	6,740.0	179.8	232.2	(7,152.0)	—
Other Intangible Assets	70.2	1,747.8	238.4	—	2,056.4
Other Assets	104.7	489.4	275.6	(2.0)	867.7

	$7,350.3	$7,911.2	$2,219.1	$(7,154.0)	$10,326.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$9.4	$14.2	$20.4	$—	$44.0
Accounts payable	104.3	312.4	253.0	—	669.7
Accrued expenses and other liabilities	163.0	694.5	180.8	—	1,038.3

Total current liabilities	276.7	1,021.1	454.2	—	1,752.0

Long-Term Borrowings	5,121.2	39.4	517.1	—	5,677.7
Deferred Income Taxes and Other Noncurrent Liabilities	415.6	814.1	130.4	—	1,360.1
Intercompany Payable	—	5,864.3	1,000.9	(6,865.2)	—
Common Stock Subject to Repurchase	176.4	—	—	—	176.4
Shareholder’s Equity	1,360.4	172.3	116.5	(288.8)	1,360.4

	$7,350.3	$7,911.2	$2,219.1	$(7,154.0)	$10,326.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended October 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$999.8	$8,015.9	$3,556.0	$—	$12,571.7

Costs and Expenses:
Cost of services provided	949.0	7,165.7	3,281.7	—	11,396.4
Depreciation and amortization	20.3	387.4	101.1	—	508.8
Selling and general corporate expenses	62.0	104.4	25.2	—	191.6
Interest and other financing costs	414.5	1.4	28.7	—	444.6
Expense allocations	(390.1)	358.4	31.7	—	—

	1,055.7	8,017.3	3,468.4	—	12,541.4

Income (Loss) before income taxes	(55.9)	(1.4)	87.6	—	30.3
Provision (Benefit) for Income Taxes	(20.4)	0.9	19.1	—	(0.4)
Equity in Net Income of Subsidiaries	66.2	—	—	(66.2)	—

Net income (loss)	$30.7	$(2.3)	$68.5	$(66.2)	$30.7

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended October 2, 2009

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended October 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$133.6	$406.5	$182.8	$(88.9)	$634.0
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(13.7)	(215.1)	(61.2)	—	(290.0)
Disposals of property and equipment	1.8	17.3	6.8	—	25.9
Acquisitions of businesses	—	(8.2)	(77.5)	—	(85.7)
Other investing activities	(1.0)	3.1	(5.8)	—	(3.7)

Net cash used in investing activities	(12.9)	(202.9)	(137.7)	—	(353.5)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	11.5	—	11.5
Payment of long-term borrowings	(309.4)	(15.2)	(10.2)	—	(334.8)
Proceeds from issuance of Parent Company common stock	3.3	—	—	—	3.3
Repurchase of Parent Company common stock	(10.8)	—	—	—	(10.8)
Other financing activities	(10.6)	(2.8)	—	—	(13.4)
Change in intercompany, net	129.4	(179.2)	(39.1)	88.9	—

Net cash used in financing activities	(198.1)	(197.2)	(37.8)	88.9	(344.2)

Increase (Decrease) in cash and cash equivalents	(77.4)	6.4	7.3	—	(63.7)
Cash and cash equivalents, beginning of period	156.8	26.6	41.2	—	224.6

Cash and cash equivalents, end of period	$79.4	$33.0	$48.5	$—	$160.9

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended October 2, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(29.4)	$590.6	$223.9	$(77.9)	$707.2
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(6.6)	(267.2)	(84.5)	—	(358.3)
Disposals of property and equipment	2.2	21.6	4.1	—	27.9
Acquisitions of businesses	(85.0)	(22.8)	(29.9)	—	(137.7)
Other investing activities	(0.6)	3.0	0.9	—	3.3

Net cash used in investing activities	(90.0)	(265.4)	(109.4)	—	(464.8)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	0.7	—	0.7
Payment of long-term borrowings	(102.2)	(16.1)	(29.2)	—	(147.5)
Proceeds from issuance of Parent Company common stock	3.4	—	—	—	3.4
Repurchase of Parent Company common stock	(23.0)	—	—	—	(23.0)
Other financing activities	(0.3)	—	—	—	(0.3)
Change in intercompany, net	319.9	(314.2)	(83.6)	77.9	—

Net cash provided by (used in) financing activities	197.8	(330.3)	(112.1)	77.9	(166.7)

Increase (Decrease) in cash and cash equivalents	78.4	(5.1)	2.4	—	75.7
Cash and cash equivalents, beginning of period	78.4	31.7	38.8	—	148.9

Cash and cash equivalents, end of period	$156.8	$26.6	$41.2	$—	$224.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended October 3, 2008

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7.9)	$378.3	$150.2	$(26.4)	$494.2
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(8.1)	(268.1)	(88.0)	—	(364.2)
Disposals of property and equipment	1.5	7.4	5.0	—	13.9
Acquisitions of businesses	—	(39.9)	(15.1)	—	(55.0)
Other investing activities	0.3	(8.0)	7.8	—	0.1

Net cash used in investing activities	(6.3)	(308.6)	(90.3)	—	(405.2)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	5.5	—	5.5
Payment of long-term borrowings	(2.1)	(10.0)	(14.1)	—	(26.2)
Proceeds from issuance of Parent Company common stock	5.4	—	—	—	5.4
Repurchase of Parent Company common stock	(9.8)	—	—	—	(9.8)
Other financing activities	1.4	—	—	—	1.4
Change in intercompany, net	63.3	(56.5)	(33.2)	26.4	—

Net cash provided by (used in) financing activities	58.2	(66.5)	(41.8)	26.4	(23.7)

Increase in cash and cash equivalents	44.0	3.2	18.1	—	65.3
Cash and cash equivalents, beginning of period	34.4	28.5	20.7	—	83.6

Cash and cash equivalents, end of period	$78.4	$31.7	$38.8	$—	$148.9

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended October 1, 2010, October 2, 2009 and October 3, 2008

		Additions		Reductions
	Balance, Beginning of Period	Acquisition of Businesses	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
	(in thousands)
Description
Fiscal Year 2010
Reserve for doubtful accounts, advances & current notes receivable	$38,366	$—	$8,858	$9,808	$37,416

Fiscal Year 2009
Reserve for doubtful accounts, advances & current notes receivable	$42,528	$—	$16,896	$21,058	$38,366

Fiscal Year 2008
Reserve for doubtful accounts, advances & current notes receivable	$40,022	$25	$22,895	$20,414	$42,528

(1)	Allowances granted, amounts determined not to be collectible and translation.

EXHIBIT INDEX

Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

2.1	Agreement and Plan of Merger dated as of August 8, 2006 between ARAMARK Corporation, RMK Acquisition Corporation and RMK Finance LLC (incorporated by reference to exhibit 2.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on August 8, 2006, pursuant to the Exchange Act (file number 001-16807)).

2.2	Certificate of Ownership and Merger (merging ARAMARK Corporation into ARAMARK Services, Inc.) (incorporated by reference to Exhibit 99.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.1	Form of Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

4.2	Indenture, dated as of January 26, 2007, among the Company, RMK Acquisition Corporation, the Guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.3	Registration Rights Agreement, dated as of January 26, 2007, among RMK Acquisition Corporation, the Company, the Guarantors party thereto, and JP Morgan Securities, Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

4.4	Supplemental Indenture, dated as of March 30, 2007, to the Indenture dated as of January 26, 2007 among ARAMARK Corporation, the Guarantors listed on the signature page thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 8, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.2	Amendment, effective as of January 26, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.3	Amendment, effective as of November 15, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.4	Letter relating to Joseph Neubauer’s Employment Agreement dated November 14, 2008. (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.5	Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.6	Agreement Relating to Employment and Post-Employment Competition dated November 14, 2007 between ARAMARK Corporation and Joseph Munnelly (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.7	Agreement Relating to Employment and Post-Employment Competition dated November 12, 2003 between ARAMARK Corporation and Christopher Holland (incorporated by reference to Exhibit 10.14 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.8	Form of Amendment to Agreement Relating to Employment and Post-Employment Competition (incorporated by reference to Exhibit 10.8 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.9	Letter Agreement dated May 12, 2009 between ARAMARK Corporation and Bart J. Colli (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2009, pursuant to the Exchange Act (file number 001-04762)).

10.10	Form of Indemnification Agreement and attached schedule (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.11	ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.12	First Amendment to ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.13	Second Amendment to ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2009, pursuant to the Exchange Act (file number 001-04762)).**

10.14	Third Amendment to ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan dated March 1, 2010 (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on March 1, 2010 pursuant to the Exchange Act (file number 001-04762)).

10.15	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.16	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.17	Form of Non-Qualified Stock Option Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.18	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.19	Amendment to Outstanding Non-Qualified Stock Option Agreements dated March 1, 2010 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762))

10.20	Form of Restricted Stock Award Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.7 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.21	Schedules 1 to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.18 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2009, pursuant to the Exchange Act (file number 001-04762)).**

10.22	Schedules 1 to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.23	Schedule 1 to Form of Non-Qualified Stock Option Agreement (beginning with 2011 EBIT targets) (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010, pursuant to the Exchange Act (file number 001-04762)).**

10.24	Amended and Restated ARAMARK 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (file number 001-16807)).**

10.25	ARAMARK Savings Incentive Retirement Plan (A Successor Plan to the “ARAMARK 2005 Stock Unit Retirement Plan”) (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 9, 2007, pursuant to the Exchange Act (file number 001-16807)).**

10.26	Amended and Restated Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762).**

10.27	ARAMARK 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89120)).**

10.28	Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.29	Senior Executive Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.30	Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.31	Credit Agreement, dated as of January 26, 2007, among the financial institutions parties thereto, as the lenders, Citibank, N.A., as Administrative Agent and Collateral Agent, and RMK Acquisition Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co. KG and ARAMARK GmbH, as borrowers, and the guarantors from time to time party thereto, and Goldman Sachs Credit Partners L.P. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Joint Bookrunners and Co-Syndication Agents, and Barclays Bank PLC and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.32	U.S. Pledge and Security Agreement, dated as of January 26, 2007, among ARAMARK Intermediate Holdco Corporation, RMK Acquisition Corporation, the Company, the Subsidiary Parties from time to time party thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.33	Amendment No. 1, dated as of March 28, 2007 to the Credit Agreement, dated as of January 26, 2007, among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & CO. KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Subsidiary Guarantors (as defined therein), the Lenders (as defined therein), Citibank, N.A., as administrative agent and collateral agent for the Lenders and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 2, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.34	Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on March 31, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.35	Assumption Agreement, dated as of March 30, 2007, relating to the Credit Agreement dated as of January 26, 2007 among ARAMARK Corporation, the other Borrowers and Loan Guarantors party thereto, the Lenders party thereto, Citibank, N.A., as administrative agent and collateral agent for the Lenders, and the other parties thereto from time to time (incorporated by reference to Exhibit 99.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.36	Master Distribution Agreement effective as of November 25, 2006, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2007, pursuant to the Exchange Act (file number 001-16807)).†

10.37	Amendment Agreement to Master Distribution Agreement dated October 14, 2010 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on October 18, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.38	Share Purchase Agreement among Veris plc, ARAMARK Ireland Holdings Limited, ARAMARK Investments Limited and ARAMARK Corporation dated October 2009 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 4, 2009, pursuant to the Exchange Act (file number 001-04762)).

10.39	Stock Purchase Agreement dated March 3, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (file number 001-16807)).

10.40	First Amendment to Stock Purchase Agreement dated March 14, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (file number 001-16807)).

10.41	Second Amendment to Stock Purchase Agreement, dated May 9, 2003, among Knowledge Schools, Inc., Knowledge Learning Corporation formerly known as Children’s Discovery Centers of America, Inc., ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2003, pursuant to the Exchange Act (file number 001-16807)).

12	Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of ARAMARK Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.*

23.2	Consent of Independent Auditors—Deloitte Touche Tohmatsu LLC.*

24	Power of Attorney (included on the signature page hereto).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audited Financial Statements of AIM SERVICES Co., Ltd.*

†	Portions omitted pursuant to a request for confidential treatment.
*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.