Form 10-Q
period 2010-12-31
ARAMARK CORP
filed 2011-02-09
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

Common stock outstanding at January 28, 2011: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	December 31, 2010	October 1, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$90,615	$160,929
Receivables (Note 9)	1,227,404	942,949
Inventories, at lower of cost or market	440,746	447,915
Prepayments and other current assets	208,123	206,279

Total current assets	1,966,888	1,758,072

Property and Equipment, net	1,048,839	1,072,584
Goodwill	4,542,493	4,550,702
Other Intangible Assets	1,864,342	1,913,634
Other Assets	927,384	926,923

	$10,349,946	$10,221,915

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$64,822	$51,647
Accounts payable	645,142	758,748
Accrued expenses and other current liabilities	968,168	1,138,158

Total current liabilities	1,678,132	1,948,553

Long-Term Borrowings (Note 9)	5,713,913	5,350,178
Deferred Income Taxes and Other Noncurrent Liabilities	1,322,571	1,341,491
Common Stock Subject to Repurchase	190,773	184,736
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,437,383	1,446,187
Earnings retained for use in the business	117,697	79,296
Accumulated other comprehensive loss	(110,523)	(128,526)

Total shareholder’s equity	1,444,557	1,396,957

	$10,349,946	$10,221,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands)

	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
Sales	$3,324,325	$3,193,946

Costs and Expenses:
Cost of services provided	2,987,691	2,870,923
Depreciation and amortization	127,941	128,114
Selling and general corporate expenses	44,923	49,377

	3,160,555	3,048,414

Operating income	163,770	145,532
Interest and Other Financing Costs, net	109,146	109,107

Income before income taxes	54,624	36,425
Provision for Income Taxes	16,223	10,748

Net income	$38,401	$25,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
Cash flows from operating activities:
Net income	$38,401	$25,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	127,941	128,114
Income taxes deferred	(4,422)	(10,141)
Share-based compensation expense	3,399	5,633
Changes in noncash working capital	(337,089)	(198,655)
Net change in proceeds from sale of receivables (Note 9)	(220,855)	14,560
Other operating activities	4,397	14,751

Net cash used in operating activities	(388,228)	(20,061)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(57,605)	(60,893)
Disposals of property and equipment	3,637	3,142
Acquisition of certain businesses, net of cash acquired	(61)	(78,727)
Other investing activities	(3,337)	908

Net cash used in investing activities	(57,366)	(135,570)

Cash flows from financing activities:
Proceeds from long-term borrowings	146,179	69,085
Payment of long-term borrowings	(15,515)	(14,164)
Net change in funding under the Receivables Facility (Note 9)	250,000	—
Proceeds from issuance of Parent Company common stock	854	1,087
Repurchase of Parent Company common stock	(5,424)	(556)
Other financing activities	(814)	(1,713)

Net cash provided by financing activities	375,280	53,739

Decrease in cash and cash equivalents	(70,314)	(101,892)
Cash and cash equivalents, beginning of period	160,929	224,644

Cash and cash equivalents, end of period	$90,615	$122,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 210.2 million common shares issued and approximately 203.4 million common shares outstanding as of December 31, 2010.

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

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010. The condensed consolidated balance sheet as of October 1, 2010 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company followed the acquisition method of accounting in accordance with the accounting pronouncement related to business combinations. The following table summarizes the final fair values of the assets acquired and liabilities assumed from Veris plc on October 30, 2009.

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

The following unaudited pro forma results of operations (in thousands) assume the facilities management and property management businesses of Veris plc had been acquired at the beginning of fiscal 2010. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of the fiscal period, nor of the results that may be reported in the future.

Three Months Ended January 1, 2010
Sales	$3,209,034
Net income	27,190

For the three months ended December 31, 2010 and January 1, 2010, $25.5 million and $7.7 million of sales and ($0.6) million and ($1.3) million of net loss were recorded in the Condensed Consolidated Statements of Income, respectively, related to the acquisition of the facilities management and property management businesses of Veris plc. Approximately $1.7 million of pretax transaction-related costs related to the acquisition were recorded during the three months ended January 1, 2010 and included in “Selling and general corporate expenses” in the Condensed Consolidated Statement of Income.

(3)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of approximately $72.8 million and $77.6 million and income tax payments of approximately $12.6 million and $11.6 million during the three months ended December 31, 2010 and January 1, 2010, respectively.

(4)	COMPREHENSIVE INCOME:

Comprehensive income includes all changes to shareholder’s equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was approximately $56.4 million and $49.1 million for the three months ended December 31, 2010 and January 1, 2010, respectively. As of December 31, 2010 and October 1, 2010, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($29.7) million and ($30.0) million, respectively, foreign currency translation adjustment (net of tax) of approximately $20.3 million and $24.4 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($101.1) million and ($123.0) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill represents the excess of the cost of an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. Changes in total goodwill during the three months ended December 31, 2010 follow (in thousands):

Segment	October 1, 2010	Acquisitions	Translation	December 31, 2010
Food and Support Services—North America	$3,478,479	$—	$10	$3,478,489
Food and Support Services—International	471,354	—	(8,159)	463,195
Uniform and Career Apparel	600,869	(60)	—	600,809

	$4,550,702	$(60)	$(8,149)	$4,542,493

Other intangible assets consist of (in thousands):

	December 31, 2010			October 1, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,827,378	$(724,397)	$1,102,981	$1,828,400	$(677,538)	$1,150,862
Trade names	761,566	(205)	761,361	762,932	(160)	762,772

	$2,588,944	$(724,602)	$1,864,342	$2,591,332	$(677,698)	$1,913,634

Acquisition-related intangible assets consist of customer relationship assets, the ARAMARK trade name and other trade names. Customer relationship assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 24 years, with a weighted average life of approximately 11 years. The ARAMARK and SeamlessWeb trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually.

Amortization of intangible assets for the three months ended December 31, 2010 and January 1, 2010 was approximately $47.3 million and $47.0 million, respectively.

(6)	DERIVATIVE INSTRUMENTS:

The Company enters into derivative contractual arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating natural gas, gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts, and natural gas, gasoline and diesel fuel hedge agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For all hedging relationships the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

Cash Flow Hedges

The Company has entered into $3.0 billion and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of December 31, 2010 and October 1, 2010, approximately ($93.4) million and ($114.4) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the three months ended December 31, 2010 and January 1, 2010 was immaterial.

The Company entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. Changes in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During the three months ended December 31, 2010 and January 1, 2010, approximately ($2.2) million and ($3.6) million of unrealized losses, net of tax, related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $2.6 million and $2.9 million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the three months ended December 31, 2010 and January 1, 2010, respectively. As of December 31, 2010 and October 1, 2010, unrealized net of tax losses of approximately ($8.2) million and ($8.6) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the three months ended December 31, 2010 and January 1, 2010 was immaterial.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of December 31, 2010, the Company had no outstanding natural gas hedge agreements. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of December 31, 2010 and October 1, 2010, $0 and approximately ($0.1) million of unrealized losses, net of tax, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for the three months ended December 31, 2010 and January 1, 2010.

The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of December 31, 2010, the Company has contracts for approximately 3.2 million gallons outstanding for fiscal 2011 that are designated as cash flow hedging instruments. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of December 31, 2010 and October 1, 2010, unrealized net of tax gains of approximately $0.6 million and $0.1 million were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for the three months ended December 31, 2010 and January 1, 2010 was immaterial.

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
Interest rate swap agreements	$20,907	$18,384
Cross currency swap agreements	401	(737)
Natural gas hedge agreements	92	387
Gasoline and diesel fuel hedge agreements	492	1,254

	$21,892	$19,288

Derivatives not Designated in Hedging Relationships

As of December 31, 2010, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €57.5 million, £1.0 million and CAD66.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value of our derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 31, 2010	October 1, 2010
ASSETS
Designated as hedging instruments:
Gasoline and diesel fuel hedge agreements	Prepayments	$972	$179

		$972	$179

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$—	$152
Gasoline and diesel fuel hedge agreements	Accounts Payable	—	20
Interest rate swap agreements	Accrued Expenses	7,986	—
Interest rate swap agreements	Other Noncurrent Liabilities	147,422	190,156
Cross currency swap agreements	Other Noncurrent Liabilities	41,675	38,261

		197,083	228,589

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	1,757	2,065

Total derivatives		$198,840	$230,654

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for our derivatives designated as hedging instruments in our Condensed Consolidated Statements of Income (in thousands):

	Account	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
Interest rate swap agreements	Interest Expense	$27,601	$38,138
Cross currency swap agreements	Interest Expense	2,184	2,184
Natural gas hedge agreements	Cost of services provided	158	902
Gasoline and diesel fuel hedge agreements	Cost of services provided	79	946

		$30,022	$42,170

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Income (in thousands):

	Account	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
Foreign currency forward exchange contracts	Interest Expense	$(466)	$(1,802)

(7)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of December 31, 2010 and October 1, 2010 was $190.8 million and $184.7 million, which is based on approximately 12.6 million and 12.9 million shares of common stock of the Parent Company valued at $15.10 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$14.27 per share, respectively. The fair value of our common stock subject to repurchase is calculated using discounted cash flow techniques, comparable public company trading multiples and transaction multiples. During the three months ended December 31, 2010 and January 1, 2010, approximately $14.7 million and $1.5 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s condensed consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

(8)	SHARE-BASED COMPENSATION:

During the three months ended December 31, 2010 and January 1, 2010, share-based compensation expense was approximately $3.4 million, before taxes of $1.3 million, and approximately $5.6 million, before taxes of $2.2 million, respectively.

Time-Based Options

Approximately $3.4 million and $2.8 million was charged to expense during the three months ended December 31, 2010 and January 1, 2010 for Time-Based Options, respectively.

Performance-Based Options

Approximately $0 and $2.8 million was charged to expense during the three months ended December 31, 2010 and January 1, 2010 for Performance-Based Options, respectively. On December 9, 2009, the Parent Company Board waived the EBIT target for fiscal 2009 with respect to approximately 1.1 million options representing 35% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2009 EBIT target. Accordingly, such portion of the Performance-Based Options vested when the time-based vesting requirement of such options was satisfied. In addition on December 9, 2009, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2010 that were revised to recognize the effects of the economic environment on the Company’s business. The fair value of these Performance-Based Options were revalued at the award modification date in accordance with authoritative accounting guidance.

(9)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount of the Receivables Facility is $250 million, which expires in January 2013. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions.

Prior to October 2, 2010, the funding transactions under the Receivables Facility were accounted for as a sale of receivables under the provisions of the authoritative accounting guidance. At October 1, 2010, the Company retained an undivided interest in the transferred receivables of approximately $253.3 million and approximately $220.9 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheet. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at October 1, 2010. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables.

In the first quarter of fiscal 2011, the Company adopted the new authoritative accounting guidance regarding transfers of financial assets. On a prospective basis, the Company is required to report its receivables securitization facility as a secured borrowing instead of as a sale of receivables. The impact of the new accounting treatment upon adoption resulted in the recognition of both the receivables securitized under the program and the borrowings they collateralize on the Condensed Consolidated Balance Sheet, which led to a $220.9 million increase in “Receivables” and “Long-Term Borrowings.” At December 31, 2010, the amount of outstanding borrowings under the Receivables Facility was $250.0 million and is included in “Long-Term Borrowings.” The Company’s debt covenants are not impacted by the balance sheet recognition of the secured borrowings, as borrowings under the Receivables Facility were always considered borrowings in the debt covenant calculations. Additionally, the Company’s Consolidated Statement of Cash Flows during fiscal 2011 reflect the final remittance of cash associated with the $220.9 million of receivables sold at October 1, 2010 and subsequently collected by the Company on behalf of the bank conduits as an operating cash outflow. Any subsequent borrowing activity with the bank conduits will now be treated as financing cash flows, which was $250.0 million during the three months ended December 31, 2010. The overall effect on the Condensed Consolidated Statement of Cash Flows was a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

reduction in cash from operating activities and an increase in cash from financing activities, whereas under the previous guidance, these cash flows were presented net as cash from operating activities.

(10)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $243.4 million and $238.5 million at December 31, 2010 and October 1, 2010, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
Sales	$437,447	$393,438
Gross profit	57,624	51,941
Net income	11,662	11,482

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $5.6 million and $4.8 million for the three months ended December 31, 2010 and January 1, 2010, respectively.

(11)	BUSINESS SEGMENTS:

Sales and operating income by reportable segment follow (in thousands):

Sales	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
Food and Support Services—North America	$2,268,036	$2,176,135
Food and Support Services—International	672,436	637,147
Uniform and Career Apparel	383,853	380,664

	$3,324,325	$3,193,946

Operating Income	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
Food and Support Services—North America	$128,371	$110,941
Food and Support Services—International	12,580	22,437
Uniform and Career Apparel	34,457	24,908

	175,408	158,286
Corporate	(11,638)	(12,754)

Operating Income	163,770	145,532
Interest, net	(109,146)	(109,107)

Income Before Income Taxes	$54,624	$36,425

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

In the first quarter of fiscal 2011, management modified the segment reporting structure to align the segment reporting more closely with the Company’s management and internal reporting structure. Specifically, the Mexican operations have been combined with the Food and Support Services—North America segment. Previously, the Mexican operations were included in the Food and Support Services—International segment. All prior period segment information has been restated to reflect the new reporting structure. Management believes this new presentation enhances the utility of the segment information, as it reflects the Company’s current management structure and operating organization. The financial effect of this segment realignment was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Food and Support Services—North America operating income for the first quarter of fiscal 2011 includes other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS has agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in the Sports & Entertainment sector, severance related expenses of $1.2 million and a favorable risk insurance adjustment of $0.9 million related to favorable claims experience. Food and Support Services—International operating income for the first quarter of fiscal 2011 includes $6.7 million of severance related expenses. Food and Support Services—International operating income for the first quarter of fiscal 2010 includes favorable non-income tax settlements in the U.K. of $2.6 million. Uniform and Career Apparel operating income for the first quarter of fiscal 2011 includes a favorable risk insurance adjustment of $4.8 million related to favorable claims experience and severance related expenses of $1.2 million.

Corporate expenses include severance related expenses of $1.0 million and share-based compensation expense (see Note 8).

(12)	NEW ACCOUNTING STANDARD UPDATES:

In June 2009, the FASB issued an accounting standard update which amends certain requirements for enterprises involved with variable interest entities to improve financial reporting and to provide more relevant and reliable information to users of financial statements. The Company adopted this standard in the first quarter of fiscal 2011, the effect of which was not material.

In June 2009, the FASB issued an accounting standard update regarding transfers of financial assets which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The Company adopted this accounting standard update in the first quarter of fiscal 2011, which impacts the Company’s accounting for its Receivables Facility (see Note 9).

In January 2010, the FASB issued an accounting standard update that will require new disclosures about recurring and non-recurring fair value measurements. The new disclosures include significant transfers into and out of level 1 and 2 measurements and will change the current disclosure requirement of level 3 measurement activity from a net basis to a gross basis. The standard also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures were effective for ARAMARK in fiscal 2010, except for the revised disclosures about level 3 measurement activity, which are not effective for ARAMARK until beginning in fiscal 2012 (see Note 14). The new standard impacts disclosures only and has no impact on the Company’s results of operations or financial position. The Company is currently evaluating the disclosure impact on level 3 measurement activity.

In July 2010, the FASB issued an accounting standard update that will require new disclosures about the credit quality of financing receivables and the allowance for credit losses. The enhanced disclosures will improve a financial statement users’ understanding of the nature of credit risk associated in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The Company adopted this standard for disclosures about the credit quality of financing receivables in the first quarter of fiscal 2011, the effect of which was not material. The disclosures about the activity in the allowance for credit losses is effective for ARAMARK beginning in the second quarter of fiscal 2011. The Company does not expect this disclosure to have a material impact on its consolidated financial statements.

(13)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $88.4 million at December 31, 2010 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 31, 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

The Company’s settlement of the class action suit originally filed by Genaro Zendejas Morales, Ricky Silva and Christian Sanchez against ARAMARK Sports, LLC alleging that defendants did not pay all monies due under California wage and hour laws was approved by the United States District Court, Central District of California on October 12, 2010. The settlement amount was accrued during fiscal 2010 and payment was made during the first quarter of fiscal 2011.

(14)	FAIR VALUE OF ASSETS AND LIABILITIES:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined as follows:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt at December 31, 2010 and October 1, 2010 was $5,824.0 million and $5,290.1 million, respectively. The carrying value of the Company’s debt at December 31, 2010 and October 1, 2010 was $5,778.7 million and $5,401.8 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The increase in fair value and carrying value of the Company’s debt is due to the adoption of the new accounting standards update on transfers of financial assets as the Company’s sale of eligible receivables are now accounted for as secured borrowings (see Note 9).

At December 31, 2010 and October 1, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	December 31, 2010				October 1, 2010
	Level 1	Level 2	Level 3	Total	Total
Assets:
Undivided retained interest in receivables sold under the Company’s Receivable Facility	$—	$—	$—	$—	$253,331
Gasoline and diesel fuel hedge agreements	—	972	—	972	179

Total assets measured at fair value on a recurring basis	$—	$972	$—	$972	$253,510

Liabilities:
Interest rate swap agreements	$—	$155,408	$—	$155,408	$190,156
Cross currency swap agreements	—	41,675	—	41,675	38,261
Natural gas hedge agreements	—	—	—	—	152
Gasoline and diesel fuel hedge agreements	—	—	—	—	20
Foreign currency forward exchange contracts	—	1,757	—	1,757	2,065

Total liabilities measured at fair value on a recurring basis	$—	$198,840	$—	$198,840	$230,654

Common Stock Subject to Repurchase	$—	$—	$190,773	$190,773	$184,736

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for the three months ended December 31, 2010 (in thousands):

Common Stock Subject to Repurchase
Balance at October 1, 2010	$184,736
Net realized gains/(losses) included in earnings	—
Net purchases, issuances and settlements	(4,479)
Change in fair market value of common stock of the Parent Company	10,516

Balance at December 31, 2010	$190,773

(15)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13.9	$30.9	$45.8	$—	$90.6
Receivables	9.0	263.2	955.2	—	1,227.4
Inventories, at lower of cost or market	16.7	351.9	72.1	—	440.7
Prepayments and other current assets	20.8	118.9	68.4	—	208.1

Total current assets	60.4	764.9	1,141.5	—	1,966.8

Property and Equipment, net	41.1	790.6	217.1	—	1,048.8
Goodwill	173.1	3,896.4	473.0	—	4,542.5
Investment in and Advances to Subsidiaries	6,872.8	120.6	246.5	(7,239.9)	—
Other Intangible Assets	58.5	1,568.7	237.2	—	1,864.4
Other Assets	85.8	526.6	317.0	(2.0)	927.4

	$7,291.7	$7,667.8	$2,632.3	$(7,241.9)	$10,349.9

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.7	$11.2	$53.0	$—	$64.9
Accounts payable	127.1	253.9	264.1	—	645.1
Accrued expenses and other liabilities	182.1	561.8	224.1	0.1	968.1

Total current liabilities	309.9	826.9	541.2	0.1	1,678.1

Long-Term Borrowings	4,946.7	28.0	739.2	—	5,713.9
Deferred Income Taxes and Other Noncurrent Liabilities	399.7	772.7	150.1	—	1,322.5
Intercompany Payable	—	5,761.2	1,049.3	(6,810.5)	—
Common Stock Subject to Repurchase	190.8	—	—	—	190.8
Shareholder’s Equity	1,444.6	279.0	152.5	(431.5)	1,444.6

	$7,291.7	$7,667.8	$2,632.3	$(7,241.9)	$10,349.9

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended December 31, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$254.9	$2,100.0	$969.4	$—	$3,324.3

Costs and Expenses:
Cost of services provided	232.4	1,852.4	903.0	—	2,987.8
Depreciation and amortization	5.1	97.1	25.7	—	127.9
Selling and general corporate expenses	13.4	26.0	5.5	—	44.9
Interest and other financing costs	101.5	0.2	7.4	—	109.1
Expense allocation	(100.4)	96.0	4.4	—	—

	252.0	2,071.7	946.0	—	3,269.7

Income before income taxes	2.9	28.3	23.4	—	54.6
Provision for Income Taxes	0.9	10.1	5.2	—	16.2
Equity in Net Income of Subsidiaries	36.4	—	—	(36.4)	—

Net income	$38.4	$18.2	$18.2	$(36.4)	$38.4

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$(1.1)	$(134.0)	$(250.8)	$(2.4)	$(388.3)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(3.5)	(42.5)	(11.6)	—	(57.6)
Disposals of property and equipment	0.2	1.6	1.9	—	3.7
Acquisitions of businesses, net of cash acquired	—	(0.1)	—	—	(0.1)
Other investing activities	0.2	(2.9)	(0.7)	—	(3.4)

Net cash used in investing activities	(3.1)	(43.9)	(10.4)	—	(57.4)

Cash flows from financing activities:
Proceeds from long-term borrowings	119.4	—	26.8	—	146.2
Payment of long-term borrowings	(5.2)	(2.4)	(7.9)	—	(15.5)
Net change in funding under the Receivables Facility	—	—	250.0	—	250.0
Proceeds from issuance of Parent Company common stock	0.9	—	—	—	0.9
Repurchase of Parent Company common stock	(5.4)	—	—	—	(5.4)
Other financing activities	0.1	(0.9)	—	—	(0.8)
Change in intercompany, net	(171.1)	179.1	(10.4)	2.4	—

Net cash provided by (used in) financing activities	(61.3)	175.8	258.5	2.4	375.4

Decrease in cash and cash equivalents	(65.5)	(2.1)	(2.7)	—	(70.3)
Cash and cash equivalents, beginning of period	79.4	33.0	48.5	—	160.9

Cash and cash equivalents, end of period	$13.9	$30.9	$45.8	$—	$90.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended January 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$85.3	$(155.6)	$51.5	$(1.2)	$(20.0)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(2.4)	(45.2)	(13.3)	—	(60.9)
Disposals of property and equipment	0.6	1.2	1.3	—	3.1
Acquisitions of businesses, net of cash acquired	—	(2.7)	(76.0)	—	(78.7)
Other investing activities	0.3	2.1	(1.5)	—	0.9

Net cash used in investing activities	(1.5)	(44.6)	(89.5)	—	(135.6)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	69.1	—	69.1
Payment of long-term borrowings	(7.6)	(4.1)	(2.5)	—	(14.2)
Proceeds from issuance of Parent Company common stock	1.1	—	—	—	1.1
Repurchase of Parent Company common stock	(0.6)	—	—	—	(0.6)
Other financing activities	—	(1.7)	—	—	(1.7)
Change in intercompany, net	(171.4)	204.2	(34.0)	1.2	—

Net cash provided by (used in) financing activities	(178.5)	198.4	32.6	1.2	53.7

Decrease in cash and cash equivalents	(94.7)	(1.8)	(5.4)	—	(101.9)
Cash and cash equivalents, beginning of period	156.8	26.6	41.2	—	224.6

Cash and cash equivalents, end of period	$62.1	$24.8	$35.8	$—	$122.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2010 and January 1, 2010 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our fiscal 2010 Annual Report on Form 10-K filed with the SEC. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Revenues from direct marketing activities are recognized upon shipment.

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

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. We are involved in legal proceedings under federal, state, local and foreign environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired. The calculation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and creditworthiness of other responsible parties and insurers.

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

Fair Value of Financial Assets and Financial Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined as follows:

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

We disclose the fair values of our assets and liabilities in Note 14 to the condensed consolidated financial statements. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our common stock subject to repurchase is derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

Accounts Receivable Securitization

In the first quarter of fiscal 2011, the Company adopted the new authoritative accounting guidance regarding transfers of financial assets. On a prospective basis, the Company is required to report its receivables securitization facility as a secured borrowing. The impact of the new accounting treatment upon adoption resulted in the recognition of both the receivables securitized under the program and the borrowings they collateralize on the Condensed Consolidated Balance Sheet. Prior to October 2, 2010, the funding transactions under the Receivables Facility were accounted for as a sale of receivables under the provisions of the authoritative accounting guidance. The Company’s debt covenants are not impacted by the balance sheet recognition of the secured borrowings, as borrowings under the Receivables Facility were always considered borrowings in the debt covenant calculations. Additionally, the Company’s Consolidated Statement of Cash Flows during fiscal 2011 reflect the final remittance of cash associated with the $220.9 million of receivables sold at October 1, 2010 and subsequently collected by the Company on behalf of the bank conduits as an operating cash outflow. Any subsequent borrowing activity with the bank conduits will now be treated as financing cash flows. The overall effect on the Condensed Consolidated Statement of Cash Flows was a reduction in cash from operating activities and an increase in cash from financing activities, whereas under the previous guidance, these cash flows were presented net as cash from operating activities (see Note 9 to the condensed consolidated financial statements).

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.

RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages, attributable to each operating segment, for the three months ended December 31, 2010 and January 1, 2010 (dollars in millions).

	Three Months Ended December 31, 2010		Three Months Ended January 1, 2010
Sales by Segment	$	%	$	%
Food and Support Services—North America	$2,268.0	68%	$2,176.1	68%
Food and Support Services—International	672.4	20%	637.1	20%
Uniform and Career Apparel	383.9	12%	380.7	12%

	$3,324.3	100%	$3,193.9	100%

	Three Months Ended December 31, 2010		Three Months Ended January 1, 2010
Operating Income by Segment	$	%	$	%
Food and Support Services—North America	$128.4	78%	$111.0	76%
Food and Support Services—International	12.5	8%	22.4	16%
Uniform and Career Apparel	34.5	21%	24.9	17%

	175.4	107%	158.3	109%
Corporate	(11.6)	-7%	(12.8)	-9%

	$163.8	100%	$145.5	100%

Consolidated Overview

Sales of $3.3 billion for the first quarter of fiscal 2011 represented an increase of 4% over the prior year period. This increase is primarily attributable to growth in the Education, Business & Industry and Healthcare sectors of the Food and Support Services—North America segment and Germany, Chile, Argentina and China in our Food and Support Services—International segment, partially offset by the sales decline in our Sports & Entertainment sector in our Food and Support Services—North America segment and in the U.K. in our Food and Support Services—International segment. The impact of acquisitions and foreign currency translation was immaterial.

Operating income was $163.8 million for the first quarter of fiscal 2011 compared to $145.5 million in the prior year period. The increase in operating income for the first quarter of fiscal 2011 was attributable to profit growth in our Education and Healthcare sectors, other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS has agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector, cost reduction efforts in our uniform rental business, a favorable risk insurance adjustment of $5.7 million related to favorable claims experience, of which $4.8 million relates to our uniform rental business, and profit growth in our Galls business, which more than offset the profit decline in the U.K. and severance related charges of approximately $10.1 million.

Interest and other financing costs, net, for the first quarter of fiscal 2011 and fiscal 2010 was $109.1 million in both periods as lower debt levels were offset by the increase in interest rates mainly due to the amendment that extended $1,407.4 million of outstanding U.S. denominated term loan in the second quarter of fiscal 2010. The effective income tax rate for the first quarter of fiscal 2011 was 29.7% compared to 29.5% in the prior year period.

Net income for the first quarter of fiscal 2011 was $38.4 million compared to $25.7 million in the prior year period.

Segment Results

The following tables present a fiscal 2011/2010 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010	Change
Sales by Segment	$	$	$	%
Food and Support Services—North America	$2,268.0	$2,176.1	91.9	4%
Food and Support Services—International	672.4	637.1	35.3	6%
Uniform and Career Apparel	383.9	380.7	3.2	1%

	$3,324.3	$3,193.9	$130.4	4%

	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010	Change
Operating Income by Segment	$	$	$	%
Food and Support Services—North America	$128.4	$111.0	17.4	16%
Food and Support Services—International	12.5	22.4	(9.9)	-44%
Uniform and Career Apparel	34.5	24.9	9.6	38%
Corporate	(11.6)	(12.8)	1.2	-9%

	$163.8	$145.5	$18.3	13%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for the first quarter of fiscal 2011 increased 4% over the prior year period, as growth in the Education, Business & Industry and Healthcare sectors more than offset the sales decline in our Sports & Entertainment sector. The Business & Industry sector had mid-single digit sales growth, led primarily by base business growth in our food and facilities services businesses. The Education sector had low-double digit sales growth, due to base and net new business growth in our Higher Education and K-12 food and facilities services businesses. The Healthcare sector had low-single digit sales growth primarily due to base and net new business growth within the clinical technology services business. The Sports & Entertainment sector had a high-single digit sales decline primarily due to the impact of prior year lost business related to the National Football League and fewer Major League Baseball playoff games in the first quarter of fiscal 2011 compared to the prior year period.

Operating income for the first quarter of fiscal 2011 was $128.4 million compared to $111.0 million in the prior year period, primarily due to profit growth in our Education and Healthcare sectors and other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS has agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the first quarter of fiscal 2011 increased 6% compared to the prior year period as growth in Germany, Chile, Argentina and China (which benefited from our operations at the Asian Games during the quarter) and acquisitions (approximately 3%) was partially offset by the negative effect of foreign currency translation (approximately -3%) and the sales decline in the U.K and Ireland.

Operating income for the first quarter of fiscal 2011 was $12.5 million compared to $22.4 million in the prior year period as profit growth in Germany was more than offset by severance related expenses of $6.7 million, the profit decline in the U.K. due to the difficult economic environment and lost business and the favorable non-income tax settlements in the U.K. in the prior year of $2.6 million.

Uniform and Career Apparel Segment

Uniform and Career Apparel segment sales increased 1% for the first quarter of fiscal 2011 compared to the prior year period primarily due to growth in our direct marketing business.

Operating income for the first quarter of fiscal 2011 was $34.5 million compared to $24.9 million in the prior year period. Operating income was positively impacted by cost reduction efforts, a favorable risk insurance adjustment of $4.8 million related to favorable claims experience and profit growth in our Galls business.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $11.6 million for the first quarter of fiscal 2011 compared to $12.8 million for the prior year period. The decrease is mainly due to the decrease in share-based compensation expense related to Performance-Based Options (see Note 8 to the condensed consolidated financial statements) offset by charges for headcount reductions.

*****

We continue to see signs of stabilization in our more economically sensitive food and facility services businesses and in our uniform business. However, we have not yet seen an increase in employee population levels at most of our client locations, which is needed for sustainable future growth.

LIQUIDITY AND CAPITAL RESOURCES

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash used in operating activities was $388.2 million in the first quarter of fiscal 2011 compared to $20.1 million in the comparable period of fiscal 2010. The principal components (in millions) of the net change of $368.1 million were:

• Increase in the total of net income and noncash charges	$16.0
• Decrease in accounts receivable sale proceeds	(235.4)
• Increased working capital requirements	(138.4)
• Other, net	(10.3)

$(368.1)

The increase in the total of net income and noncash charges results mainly from the overall growth of the business and higher operating results of the Company, as discussed above. Cash flows used in operating activities include an increase in accounts receivable of $220.9 million associated with the Company’s adoption of the new authoritative accounting guidance related to the transfer of financial assets in the first quarter of fiscal 2011 (see Note 9 to the condensed consolidated financial statements). Effective October 2, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are now accounted for as secured borrowings. During the three months ended December 31, 2010, the Company’s accounts receivable increased by $220.9 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the secured borrowings associated with the Receivables Facility increased by $250.0 million resulting in a cash inflow being reported in the financing section of the condensed consolidated statement of cash flows. Cash flows after October 2, 2010 associated with the Receivables Facility are presented as financing activities. As expected and consistent with historical patterns, working capital was a use of cash for us during the first quarter. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $46.5 million), primarily due to the overall growth of the business and timing of collections, Accounts Payable (approximately $24.4 million), due to timing of disbursements, and Accrued Expenses (approximately $33.8 million) due to an increase in payment of employee compensation liabilities compared to the prior year period and timing of customer advanced payments. The “Other, net” caption reflects fluctuations in certain noncurrent liabilities (retirement plans and insurance).

Management believes that the Company’s cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $490.1 million and $452.2 million at January 28, 2011 and December 31, 2010, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations and other cash needs. While we believe we enjoy a strong liquidity position overall, the Company will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets in order to respond to changing conditions.

As of December 31, 2010, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $1,333.7 million (un-extended) and $1,407.4 million (extended); a yen denominated term loan to the Company in the amount of ¥5,204.9 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $163.6 million; a Euro denominated term loan to an Irish subsidiary in an amount of €42.2 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £117.1 million; and a Euro denominated term loan to German subsidiaries in the amount of €65.2 million. As of December 31, 2010, there was approximately $442.6 million outstanding in foreign currency borrowings.

During the first quarter of fiscal 2010, the Company completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.3 million in cash (see Note 2 to the condensed consolidated financial statements).

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of December 31, 2010, we were in compliance with these covenants.

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

(dollars in millions)	Three Months Ended December 31, 2010	Three Months Ended October 1, 2010	Three Months Ended July 2, 2010	Three Months Ended April 2, 2010	Twelve Months Ended December 31, 2010
Net income (loss)	$38.4	$21.1	$(6.3)	$(9.8)	$43.4
Interest and other financing costs, net	109.1	108.8	108.8	117.8	444.5
Provision (benefit) for income taxes	16.2	6.4	(7.2)	(10.3)	5.1
Depreciation and amortization	127.9	126.8	126.7	127.3	508.7

EBITDA	291.6	263.1	222.0	225.0	1,001.7
Share-based compensation expense (1)	3.4	4.0	0.3	11.4	19.1
Unusual or non-recurring (gains)/losses (2)	(7.8)	—	—	—	(7.8)
Pro forma EBITDA for equity method investees (3)	7.2	4.9	3.8	6.5	22.4
Pro forma EBITDA for certain transactions (4)	—	—	—	—	—
Other (5)	10.9	0.5	3.6	0.2	15.2

Adjusted EBITDA	$305.3	$272.5	$229.7	$243.1	$1,050.6

(1)	Represents share-based compensation expense resulting from the application of accounting for stock options and deferred stock unit awards (see Note 8 to the condensed consolidated financial statements).
(2)	Represents the other income recognized related to a compensation agreement signed with the National Park Service (NPS) under which the NPS has agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.
(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Represents the annualizing of estimated EBITDA from acquisitions made during the period.
(5)	Other includes certain other miscellaneous items (the three months ended December 31, 2010 and the three months ended July 2, 2010 include approximately $10.1 million and $2.5 million, respectively, of severance and other related costs incurred by the Company (see Note 11 to the condensed consolidated financial statements)).

Our covenant requirements and actual ratios for the twelve months ended December 31, 2010 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.00x	3.47x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.52x

(1)	Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.
(2)	Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of December 31, 2010 was $190.8 million, which is based on approximately 12.6 million shares of common stock of the Parent Company valued at $15.10 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount of the Receivables Facility is $250 million, which expires in January 2013. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. Effective October 2, 2010 under the new authoritative accounting guidance, the Company’s sale of eligible accounts receivable is now accounted for as a secured borrowing. As of December 31, 2010, approximately $250.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.

Prior to October 2, 2010, the funding transactions under the Receivables Facility were accounted for as a sale of receivables under the provisions of the authoritative accounting guidance. At October 1, 2010, the Company retained an undivided interest in the transferred receivables of approximately $253.3 million and approximately $220.9 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheet. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at October 1, 2010. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables.

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

LEGAL PROCEEDINGS

Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations.

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

Our subsidiary, ARAMARK Sports and Entertainment Services, LLC, entered into a consent decree and final order with the United States Environmental Protection Agency to resolve alleged violations of underground storage leak detection requirements at its wayside facilities in Shenandoah National Park, Virginia which included payment of an immaterial amount and our demonstration of compliance with monthly leak detection monitoring at this location.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 31, 2010 has not materially changed from October 1, 2010 (See Item 7A of our Annual Report on Form 10-K for the year ended October 1, 2010). See Note 6 of the condensed consolidated financial statements for a discussion of the Company’s derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of December 31, 2010.

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

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings” for a description of the Company’s legal proceedings.

ITEM 5.	OTHER INFORMATION

As previously reported on a Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2011, Thomas J. Vozzo, Executive Vice President of the Company, President, ARAMARK Uniform and Career Apparel, and one of the Company’s named executive officers, resigned his position as Executive Vice President of the Company. In connection with this resignation, on February 8, 2011, the Company entered into a letter agreement (the “Agreement”) with Mr. Vozzo. Under the Agreement, Mr. Vozzo ceased to be an officer of the Company effective January 9, 2011 but will continue to be an employee of the Company and the President, ARAMARK Uniform and Career Apparel until June 30, 2011. Under the Agreement, Mr. Vozzo will receive his base salary for eighteen months following June 30, 2011 and will receive a lump sum payment of $225,000 in December 2011. Mr. Vozzo also will continue to receive his health benefits and car allowance during this eighteen month period and will be entitled to be reimbursed for up to $50,000 of outplacement services. Mr. Vozzo will be subject to a non-competition agreement for one year from June 30, 2011.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Amendment Agreement to Master Distribution Agreement dated October 14, 2010 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on October 18, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.2	Letter Agreement entered into on February 8, 2011 between ARAMARK Holdings Corporation and Thomas J. Vozzo.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 9, 2011	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Amendment Agreement to Master Distribution Agreement dated October 14, 2010 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on October 18, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.2	Letter Agreement entered into on February 8, 2011 between ARAMARK Holdings Corporation and Thomas J. Vozzo.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.