Form 10-Q
period 2011-04-01
ARAMARK CORP
filed 2011-05-12
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2011

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

Common stock outstanding at April 29, 2011: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	April 1, 2011	October 1, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$89,208	$160,929
Receivables	1,255,137	942,949
Inventories, at lower of cost or market	469,140	447,915
Prepayments and other current assets	260,474	206,279

Total current assets	2,073,959	1,758,072

Property and Equipment, net	1,050,478	1,072,584
Goodwill	4,691,328	4,550,702
Other Intangible Assets	1,859,754	1,913,634
Other Assets	928,321	926,923

	$10,603,840	$10,221,915

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$65,941	$51,647
Accounts payable	742,271	758,748
Accrued expenses and other current liabilities	1,171,855	1,138,158

Total current liabilities	1,980,067	1,948,553

Long-Term Borrowings	5,672,802	5,350,178
Deferred Income Taxes and Other Noncurrent Liabilities	1,261,800	1,341,491
Common Stock Subject to Repurchase	198,332	184,736
Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,430,986	1,446,187
Earnings retained for use in the business	138,087	79,296
Accumulated other comprehensive loss	(78,234)	(128,526)

Total shareholder’s equity	1,490,839	1,396,957

	$10,603,840	$10,221,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended April 1, 2011	Three Months Ended April 2, 2010
Sales	$3,261,804	$3,098,772

Costs and Expenses:
Cost of services provided	2,964,587	2,819,355
Depreciation and amortization	128,765	127,307
Selling and general corporate expenses	45,537	54,336

	3,138,889	3,000,998

Operating income	122,915	97,774
Interest and Other Financing Costs, net	92,765	117,848

Income (Loss) before income taxes	30,150	(20,074)
Provision (Benefit) for Income Taxes	9,760	(10,302)

Net income (loss)	$20,390	$(9,772)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Six Months Ended April 1, 2011	Six Months Ended April 2, 2010
Sales	$6,586,129	$6,292,718

Costs and Expenses:
Cost of services provided	5,952,278	5,690,278
Depreciation and amortization	256,706	255,421
Selling and general corporate expenses	90,460	103,713

	6,299,444	6,049,412

Operating income	286,685	243,306
Interest and Other Financing Costs, net	201,911	226,955

Income before income taxes	84,774	16,351
Provision for Income Taxes	25,983	446

Net income	$58,791	$15,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended April 1, 2011	Six Months Ended April 2, 2010
Cash flows from operating activities:
Net income	$58,791	$15,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	256,706	255,421
Income taxes deferred	(11,828)	(24,926)
Share-based compensation expense	6,392	17,005
Changes in noncash working capital	(211,611)	(118,213)
Net change in proceeds from sale of receivables (Note 9)	(220,855)	8,598
Other operating activities	(3,078)	28,420

Net cash provided by (used in) operating activities	(125,483)	182,210

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(129,244)	(113,498)
Disposals of property and equipment	8,925	6,316
Proceeds from divestiture	10,042	—
Acquisition of certain businesses, net of cash acquired	(155,493)	(81,106)
Other investing activities	6,517	3,492

Net cash used in investing activities	(259,253)	(184,796)

Cash flows from financing activities:
Proceeds from long-term borrowings	95,159	66,208
Payments of long-term borrowings	(18,409)	(20,141)
Net change in funding under the Receivables Facility (Note 9)	245,650	—
Proceeds from issuance of Parent Company common stock	2,329	2,164
Repurchase of Parent Company common stock	(9,397)	(5,462)
Other financing activities	(2,317)	(12,583)

Net cash provided by financing activities	313,015	30,186

Increase (decrease) in cash and cash equivalents	(71,721)	27,600
Cash and cash equivalents, beginning of period	160,929	224,644

Cash and cash equivalents, end of period	$89,208	$252,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction and have no operations other than ownership of the Company. ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 210.4 million common shares issued and approximately 203.3 million common shares outstanding as of April 1, 2011.

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

The Company applied an estimated annual effective tax rate to the provision for income taxes for the second quarter and six month period of fiscal 2011. The Company calculated the provision (benefit) for income taxes for the second quarter and six month period of fiscal 2010 based on actual year-to-date results.

(2)	ACQUISITIONS AND DIVESTITURES:

Fiscal 2011

On March 18, 2011, ARAMARK Clinical Technology Services, LLC, a subsidiary of the Company, purchased the common stock of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.5 million. Also acquired in the transaction were ReMedPar, an independent provider of sourced and refurbished medical equipment parts, and MESA, an integrated repair and maintenance services provider in 12 European countries.

The Company followed the acquisition method of accounting in accordance with the accounting standard related to business combinations. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimates of management. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed. Inventory, property and equipment, intangible assets and deferred income taxes were based on preliminary valuation data and estimates. Accordingly, the fair values of these assets and liabilities are subject to change.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)
Purchase consideration	$154,544

Current assets	$27,214
Current liabilities	(33,161)
Property and equipment	3,986
Other intangible assets	33,702
Goodwill	136,657
Other assets	314
Long-term borrowings	(767)
Deferred income taxes and other noncurrent liabilities	(13,401)

$154,544

The goodwill arising from the acquisition consists largely of the growth opportunity the Company anticipates in the core businesses acquired and the cost savings and synergies the Company expects to realize in its clinical technology services business. None of the goodwill is expected to be deductible for tax purposes. All of the goodwill recorded is included in the Food and Support Services—North America segment.

For the three and six months ended April 1, 2011, $3.9 million of sales and ($0.2) million of net loss were recorded in the Condensed Consolidated Statements of Operations in both periods related to the acquisition. During the six months ended April 1, 2011, approximately $0.3 million of pretax transaction-related costs related to the acquisition were recorded in “Selling and general corporate expenses” in the Condensed Consolidated Statement of Operations.

During the second quarter of fiscal 2011, the Company completed the sale of its 67% ownership interest in the security business of its Chilean subsidiary for approximately $10 million in cash and future consideration of approximately $4 million. The transaction resulted in a pretax gain of approximately $6.4 million (net of tax gain of approximately $4.8 million), which is included in “Cost of services provided” in the Condensed Consolidated Statement of Operations. The results of operations and cash flows associated with the security business were not material to the Company’s consolidated operations and cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company followed the acquisition method of accounting in accordance with the accounting pronouncement related to business combinations. The following table summarizes the final fair values of the assets acquired and liabilities assumed from Veris plc.

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

For the three and six months ended April 1, 2011, $30.2 million and $55.7 million of sales and $1.1 million and $0.5 million of net income, respectively, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition of Veris plc. For the three and six months ended April 2, 2010, $21.1 million and $28.8 million of sales and $1.0 million and ($0.3) million of net income (loss), respectively, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition of Veris plc. During the six months ended April 2, 2010, approximately $1.8 million of pretax transaction-related costs related to the acquisition were recorded in “Selling and general corporate expenses” in the Condensed Consolidated Statement of Operations.

Unaudited Pro Forma Results of Operations

The following unaudited pro forma results of operations (in thousands) for the six months ended April 1, 2011 and April 2, 2010 assume the acquisitions of Masterplan, ReMedPar, and MESA and Veris plc occurred at the beginning of fiscal 2010. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of fiscal 2010, nor of the results that may be reported in the future.

	Six Months Ended April 1, 2011	Six Months Ended April 2, 2010
Sales	$6,637,857	$6,375,212
Net income	58,947	17,359

(3)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of approximately $180.9 million and $211.8 million and income tax payments of approximately $25.6 million and $22.2 million during the six months ended April 1, 2011 and April 2, 2010, respectively.

(4)	COMPREHENSIVE INCOME (LOSS):

Comprehensive income includes all changes to shareholder’s equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income for the three and six months ended April 1, 2011 was approximately $52.7 million and $109.1 million, respectively. For the three and six months ended April 2, 2010, total comprehensive income (loss) was approximately ($28.9) million and $20.2 million, respectively. As of April 1, 2011 and October 1, 2010, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($30.4) million and ($30.0) million, respectively, foreign currency translation adjustment (net

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of tax) of approximately $32.9 million and $24.4 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($80.6) million and ($123.0) million, respectively.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill represents the excess of the cost of an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. During the second quarter of fiscal 2011, the Company recorded an impairment charge of $5.3 million in the Food and Support Services—International segment in order to write off all of the goodwill (approximately $4.0 million) and other intangible assets (approximately $1.3 million) associated with its India operations. The impairment charge is included in “Cost of services provided” in the Condensed Consolidated Statement of Operations. The impairment charge primarily resulted from a change in the strategic direction of the business and continuing operating losses due to competitive pressures. To determine the amount of the impairment charge, the Company concluded that the carrying value exceeded the estimated fair value of the India operating unit. The Company estimated the fair value using a discounted cash flow valuation methodology, which included making assumptions about the future profitability and cash flows of the business. Changes in total goodwill during the six months ended April 1, 2011 follow (in thousands):

Segment	October 1, 2010	Acquisitions and Divestitures	Impairment	Translation	April 1, 2011
Food and Support Services—North America	$3,478,479	$136,657	$—	$28	$3,615,164
Food and Support Services—International	471,354	(2,613)	(4,017)	10,103	474,827
Uniform and Career Apparel	600,869	468	—	—	601,337

	$4,550,702	$134,512	$(4,017)	$10,131	$4,691,328

The amounts for acquisitions during fiscal 2011 may be revised upon final determination of the purchase price allocations.

Other intangible assets consist of (in thousands):

	April 1, 2011			October 1, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,869,904	$(776,358)	$1,093,546	$1,828,400	$(677,538)	$1,150,862
Trade names	766,459	(251)	766,208	762,932	(160)	762,772

	$2,636,363	$(776,609)	$1,859,754	$2,591,332	$(677,698)	$1,913,634

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

Amortization of intangible assets for the six months ended April 1, 2011 and April 2, 2010 was approximately $94.9 million and $94.0 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Cash Flow Hedges

As of April 1, 2011, the Company has outstanding $3.0 billion and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. As of April 1, 2011 and October 1, 2010, approximately ($75.5) million and ($114.4) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the six months ended April 1, 2011 and April 2, 2010 was immaterial.

The Company previously entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. During the six months ended April 1, 2011 and April 2, 2010, approximately ($5.2) million and ($8.3) million of unrealized losses, net of tax, related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $7.1 million and $7.7 million were reclassified to offset net translation gains on the foreign currency denominated debt during the six months ended April 1, 2011 and April 2, 2010, respectively. As of April 1, 2011 and October 1, 2010, unrealized net of tax losses of approximately ($6.7) million and ($8.6) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the six months ended April 1, 2011 and April 2, 2010 was immaterial.

The Company enters into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of April 1, 2011, the Company had no outstanding natural gas hedge agreements. As of April 1, 2011 and October 1, 2010, $0 and approximately ($0.1) million of unrealized net of tax losses were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. There was no hedge ineffectiveness for the six months ended April 1, 2011 and April 2, 2010.

The Company enters into a series of pay fixed/receive floating gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of April 1, 2011, the Company has contracts for approximately 3.7 million gallons outstanding for fiscal 2011 and fiscal 2012 that are designated as cash flow hedging instruments. During the six months ended April 1, 2011, the Company entered into contracts totaling approximately 2.0 million gallons. As of April 1, 2011 and October 1, 2010, unrealized net of tax gains of approximately $1.6 million and $0.1 million were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for the six months ended April 1, 2011 and April 2, 2010 was immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (Loss) (in thousands):

	Three Months Ended April 1, 2011	Three Months Ended April 2, 2010
Interest rate swap agreements	$17,960	$3,980
Cross currency swap agreements	1,460	139
Natural gas hedge agreements	—	(204)
Gasoline and diesel fuel hedge agreements	997	271

	$20,417	$4,186

	Six Months Ended April 1, 2011	Six Months Ended April 2, 2010
Interest rate swap agreements	$38,867	$22,364
Cross currency swap agreements	1,861	(598)
Natural gas hedge agreements	92	183
Gasoline and diesel fuel hedge agreements	1,489	1,525

	$42,309	$23,474

Derivatives not Designated in Hedging Relationships

As of April 1, 2011, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €52.6 million, £20.5 million and CAD63.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans, which are included in “Interest and Other Financing Costs, net.”

The following table summarizes the location and fair value of our derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	April 1, 2011	October 1, 2010
ASSETS
Designated as hedging instruments:
Gasoline and diesel fuel hedge agreements	Prepayments	$2,782	$179

Total derivatives		$2,782	$179

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$—	$152
Gasoline and diesel fuel hedge agreements	Accounts Payable	—	20
Interest rate swap agreements	Accrued Expenses	101,742	—
Interest rate swap agreements	Other Noncurrent Liabilities	23,791	190,156
Cross currency swap agreements	Other Noncurrent Liabilities	46,294	38,261

		171,827	228,589

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	782	2,065

Total derivatives		$172,609	$230,654

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for our derivatives designated as hedging instruments in our Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended April 1, 2011	Three Months Ended April 2, 2010
Interest rate swap agreements	Interest Expense	$30,829	$37,281
Cross currency swap agreements	Interest Expense	2,234	1,787
Natural gas hedge agreements	Cost of services provided	—	412
Gasoline and diesel fuel hedge agreements	Cost of services provided	(448)	380

		$32,615	$39,860

	Account	Six Months Ended April 1, 2011	Six Months Ended April 2, 2010
Interest rate swap agreements	Interest Expense	$58,430	$75,419
Cross currency swap agreements	Interest Expense	4,418	3,971
Natural gas hedge agreements	Cost of services provided	158	1,314
Gasoline and diesel fuel hedge agreements	Cost of services provided	(369)	1,326

		$62,637	$82,030

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended April 1, 2011	Three Months Ended April 2, 2010
Foreign currency forward exchange contracts	Interest Expense	$(6,016)	$(4,271)

	Account	Six Months Ended April 1, 2011	Six Months Ended April 2, 2010
Foreign currency forward exchange contracts	Interest Expense	$(6,482)	$(6,073)

(7)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of April 1, 2011 and October 1, 2010 was $198.3 million and $184.7 million, which is based on approximately 12.6 million and 12.9 million shares of common stock of the Parent Company valued at $15.80 and $14.27 per share, respectively. The fair value of our common stock subject to repurchase is calculated using discounted cash flow techniques and comparable public company trading multiples. During the six months ended April 1, 2011 and April 2, 2010, approximately $19.7 million and $12.1 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s condensed consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

(8)	SHARE-BASED COMPENSATION:

During the three and six months ended April 1, 2011, share-based compensation expense was approximately $3.0 million, before taxes of $1.2 million, and approximately $6.4 million, before taxes of $2.5 million, respectively. During

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the three and six months ended April 2, 2010, share-based compensation expense was approximately $11.4 million, before taxes of $4.4 million, and approximately $17.0 million, before taxes of $6.6 million, respectively.

Stock Options

Time-Based Options

The compensation cost charged to expense during the three and six months ended April 1, 2011 for Time-Based Options was approximately $2.6 million and $6.0 million, respectively. The compensation cost charged to expense during the three and six months ended April 2, 2010 for Time-Based Options was approximately $4.0 million and $6.8 million, respectively.

Performance-Based Options

During the three and six months ended April 1, 2011, $0 was charged to expense for Performance-Based Options. During the three and six months ended April 2, 2010, approximately $7.0 million and $9.8 million was charged to expense for Performance-Based Options, respectively. On December 9, 2009, the Parent Company Board waived the EBIT target for fiscal 2009 with respect to approximately 1.1 million options representing 35% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2009 EBIT target. Accordingly, such portion of the Performance-Based Options vested when the time-based vesting requirement of such options was satisfied. In addition on December 9, 2009, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2010 that were revised to recognize the effects of the economic environment on the Company’s business. On March 1, 2010, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2011 and beyond. Approximately 0.8 million options were affected by the new annual and cumulative EBIT targets for fiscal 2011 and beyond. The fair value of these Performance-Based Options were revalued at the award modification date in accordance with authoritative accounting guidance.

Deferred Stock Units

The Company granted 28,480 deferred stock units during the six months ended April 1, 2011. The compensation cost charged to expense during the three and six months ended April 1, 2011 for deferred stock units was approximately $0.4 million in each period. The Company granted 28,490 deferred stock units during the six months ended April 2, 2010. The compensation cost charged to expense during the three and six months ended April 2, 2010 for deferred stock units was approximately $0.4 million in each period.

(9)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount of the facility is $250 million, which expires in January 2013. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions.

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

In the first quarter of fiscal 2011, the Company adopted the new authoritative accounting guidance regarding transfers of financial assets. On a prospective basis, the Company is required to report its receivables securitization facility as a secured borrowing instead of as a sale of receivables. The impact of the new accounting treatment upon adoption resulted in the recognition of both the receivables securitized under the program and the borrowings they collateralize on the Condensed Consolidated Balance Sheet, which led to a $220.9 million increase in “Receivables” and “Long-Term Borrowings.” At April 1, 2011, the amount of outstanding borrowings under the Receivables Facility was $245.7 million and is included in “Long-Term Borrowings.” The Company’s debt covenants are not impacted by the balance sheet recognition of the secured borrowings, as borrowings under the Receivables Facility were always considered borrowings in the debt covenant calculations. Additionally, the Company’s Consolidated Statement of Cash Flows during fiscal 2011 reflects the final remittance of cash associated with the $220.9 million of receivables sold at October 1, 2010 and subsequently collected by the Company on behalf of the bank conduits as an operating cash outflow. Any subsequent borrowing activity with the bank conduits will now be treated as financing cash flows, which

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

was $245.7 million during the six months ended April 1, 2011. The overall effect on the Condensed Consolidated Statement of Cash Flows was a reduction in cash from operating activities and an increase in cash from financing activities, whereas under the previous guidance, these cash flows were presented net as cash from operating activities.

(10)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $246.8 million and $238.5 million at April 1, 2011 and October 1, 2010, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended April 1, 2011	Six Months Ended April 1, 2011
Sales	$429,942	$867,389
Gross profit	52,127	109,750
Net income	9,066	20,728

	Three Months Ended April 2, 2010	Six Months Ended April 2, 2010
Sales	$382,617	$776,055
Gross profit	45,580	97,521
Net income	7,575	19,057

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $3.5 million and $9.1 million for the three and six months ended April 1, 2011, respectively. For the three and six months ended April 2, 2010, ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $2.4 million and $7.2 million, respectively.

(11)	BUSINESS SEGMENTS:

Sales and operating income by reportable segment follow (in thousands):

Sales	Three Months Ended April 1, 2011	Three Months Ended April 2, 2010
Food and Support Services—North America	$2,212,307	$2,116,716
Food and Support Services—International	677,280	621,932
Uniform and Career Apparel	372,217	360,124

	$3,261,804	$3,098,772

Operating Income	Three Months Ended April 1, 2011	Three Months Ended April 2, 2010
Food and Support Services—North America	$88,465	$82,034
Food and Support Services—International	19,875	16,993
Uniform and Career Apparel	25,804	18,111

	134,144	117,138
Corporate	(11,229)	(19,364)

Operating Income	122,915	97,774
Interest and Other Financing Costs, net	(92,765)	(117,848)

Income (Loss) Before Income Taxes	$30,150	$(20,074)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales	Six Months Ended April 1, 2011	Six Months Ended April 2, 2010
Food and Support Services—North America	$4,480,343	$4,292,851
Food and Support Services—International	1,349,716	1,259,079
Uniform and Career Apparel	756,070	740,788

	$6,586,129	$6,292,718

Operating Income	Six Months Ended April 1, 2011	Six Months Ended April 2, 2010
Food and Support Services—North America	$216,836	$192,975
Food and Support Services—International	32,455	39,430
Uniform and Career Apparel	60,261	43,019

	309,552	275,424
Corporate	(22,867)	(32,118)

Operating Income	286,685	243,306
Interest and Other Financing Costs, net	(201,911)	(226,955)

Income Before Income Taxes	$84,774	$16,351

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

Food and Support Services—North America operating income for the six months ended April 1, 2011 includes other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS has agreed to pay down a portion of the Company’s investment (possessory interest) in certain assets at one of the Company’s NPS sites in the Sports & Entertainment sector, severance related expenses of $2.6 million and a favorable risk insurance adjustment of $0.9 million related to favorable claims experience.

Food and Support Services—International operating income for the three and six months ended April 1, 2011 includes a gain of $6.4 million related to the divestiture of the Company’s 67% ownership interest in the security business of its Chilean subsidiary (see Note 2) in both periods, favorable non-income tax settlements in the U.K. of $5.3 million in both periods, a goodwill and other intangible assets impairment charge of $5.3 million related to our India operations (see Note 5) in both periods and severance related expenses of $2.9 million and $9.7 million, respectively. Operating income for the three and six months ended April 2, 2010 includes favorable non-income tax settlements in the U.K. of $0.6 million and $3.2 million, respectively.

Uniform and Career Apparel operating income for the three and six months ended April 1, 2011 includes a gain of $2.6 million related to a property settlement pursuant to an eminent domain claim. Uniform and Career Apparel operating income for the six months ended April 1, 2011 also includes a favorable risk insurance adjustment of $4.8 million related to favorable claims experience and severance related expenses of $1.3 million.

Corporate expenses for the six months ended April 1, 2011 include severance related expenses of $1.0 million and share-based compensation expense (see Note 8).

Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2011 includes interest income of approximately $14.1 million in both periods related to favorable non-income tax settlements in the U.K. For the three and six months of fiscal 2010, Interest and Other Financing Costs, net, includes $8.3 million in both periods of third-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

party costs related to the amendment of the senior secured credit agreement that extended the maturity date of $1,407.4 million of outstanding U.S. denominated term loan and interest income of approximately $0.8 million and $4.3 million, respectively, related to favorable non-income tax settlements in the U.K.

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

In July 2010, the FASB issued an accounting standard update that will require new disclosures about the credit quality of financing receivables and the allowance for credit losses. The enhanced disclosures are intended to improve financial statement users’ understanding of the nature of credit risk associated in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The Company adopted this standard for disclosures about the credit quality of financing receivables in the first quarter of fiscal 2011, the effect of which was not material. The Company adopted the disclosures about the activity in the allowance for credit losses in the second quarter of fiscal 2011, the effect of which was not material.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates occurring in fiscal 2012. Early adoption is permitted. The Company early adopted this authoritative guidance in the second quarter of fiscal 2011 (see Note 2).

(13)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $87.5 million at April 1, 2011 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at April 1, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14)	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES:

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

Recurring Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt at April 1, 2011 and October 1, 2010 was $5,789.4 million and $5,290.1 million, respectively. The carrying value of the Company’s debt at April 1, 2011 and October 1, 2010 was $5,738.7 million and $5,401.8 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The increase in the carrying value of the Company’s debt is primarily due to the adoption of the new accounting standards update on transfers of financial assets as the Company’s sale of eligible receivables are now accounted for as secured borrowings (see Note 9).

At April 1, 2011 and October 1, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	April 1, 2011				October 1, 2010
	Level 1	Level 2	Level 3	Total	Total
Assets:
Undivided retained interest in receivables sold under the Company’s Receivable Facility	$—	$—	$—	$—	$253,331
Gasoline and diesel fuel hedge agreements	—	2,782	—	2,782	179

Total assets measured at fair value on a recurring basis	$—	$2,782	$—	$2,782	$253,510

Liabilities:
Interest rate swap agreements	$—	$125,533	$—	$125,533	$190,156
Cross currency swap agreements	—	46,294	—	46,294	38,261
Natural gas hedge agreements	—	—	—	—	152
Gasoline and diesel fuel hedge agreements	—	—	—	—	20
Foreign currency forward exchange contracts	—	782	—	782	2,065

Total liabilities measured at fair value on a recurring basis	$—	$172,609	$—	$172,609	$230,654

Common Stock Subject to Repurchase	$—	$—	$198,332	$198,332	$184,736

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for the six months ended April 1, 2011 (in thousands):

Common Stock Subject to Repurchase
Balance at October 1, 2010	$184,736
Net realized gains/(losses) included in earnings	—
Net purchases, issuances and settlements	(5,720)
Change in fair market value of common stock of the Parent Company	19,316

Balance at April 1, 2011	$198,332

Nonrecurring Fair Value Measurements

During the second quarter of fiscal 2011, the Company recorded an impairment charge of $5.3 million in the Food and Support Services—International segment for all of the goodwill (approximately $4.0 million) and other intangible assets (approximately $1.3 million) associated with its India operations. These nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3). The fair values were computed using a discounted cash flow valuation methodology (see Note 5).

(15)	SUBSEQUENT EVENT:

On April 18, 2011, the Company entered into an Amendment Agreement to the Amended and Restated Credit Agreement that extends, from January 2013 to January 2015, the maturity of, and increases, from $435 million to $500 million, the U.S. Dollar denominated portion of its existing revolving credit facility. The other revolving credit facilities available to the Company under its existing senior secured credit agreement, which total $165 million and are available in both U.S. dollars and other foreign currencies, were not extended and remain unchanged. Any commitments from existing lenders in the U.S. dollar facility that were not extended have been terminated. Existing lenders that extended the U.S. Dollar denominated portion of their existing revolving credit facility include entities affiliated with GS Capital Partners and J.P. Morgan Partners. As a result of the extension, the Company’s aggregate revolver capacity under the senior secured credit agreement will be $665 million through January 2013 and $500 million from January 2013 through the January 2015 extended maturity date. From and after the effective date of the Amendment Agreement, borrowings under the new U.S. revolving facility have an applicable margin of 3.25% for Eurocurrency rate borrowings and 2.25% for base-rate borrowings. The new U.S. revolving facility has an unused commitment fee of 0.50% per annum. The maturity date of the U.S. revolving facility will accelerate from January 26, 2015 to October 26, 2013 if non-extended term loans in excess of $250 million remain outstanding on October 26, 2013. The non-extended term loans are due on January 26, 2014. In addition, the maturity date of the new U.S. revolving facility will accelerate to October 31, 2014 if any of the Company’s senior fixed rate notes due 2015 or senior floating rate notes due 2015 remain outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 mature on February 1, 2015. All other terms are substantially similar to the terms of the existing revolving credit facilities. Commitment fees and third party costs directly attributable to the amendment were approximately $7.2 million, of which approximately $3.9 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

In addition, on April 18, 2011, the Parent Company completed a private placement of $600 million in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016. The senior notes are obligations of the Parent Company. The senior notes are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, 8.50% Senior Notes due 2015, Senior Floating Rate Notes due 2015 and 5.00% Senior Notes due 2012. The Parent Company is obligated to pay interest on the senior notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to its outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the 8.50% Senior Notes due 2015 and the Senior Floating Rate Notes due 2015. The Parent Company used the net proceeds from the offering of its Senior Notes due 2016, along with $132.6 million in borrowings by the Company under the extended U.S. Dollar revolving credit facility, which were paid as dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation, to make an approximately $711 million dividend to the Parent Company’s stockholders and to pay fees and expenses related to the issuance of Parent Company Senior Notes due 2016. Third party costs directly attributable to the Senior Notes due 2016 were

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately $15.5 million, of which approximately $8.3 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

April 1, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12.7	$27.0	$49.5	$—	$89.2
Receivables	1.2	251.2	1,002.8	—	1,255.2
Inventories, at lower of cost or market	16.8	368.8	83.5	—	469.1
Prepayments and other current assets	57.6	130.9	72.0	—	260.5

Total current assets	88.3	777.9	1,207.8	—	2,074.0

Property and Equipment, net	40.1	782.7	227.7	—	1,050.5
Goodwill	173.1	3,896.9	621.3	—	4,691.3
Investment in and Advances to Subsidiaries	6,890.1	345.0	261.8	(7,496.9)	—
Other Intangible Assets	56.1	1,533.4	270.2	—	1,859.7
Other Assets	79.8	525.1	325.4	(2.0)	928.3

	$7,327.5	$7,861.0	$2,914.2	$(7,498.9)	$10,603.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.6	$10.3	$55.0	$—	$65.9
Accounts payable	155.5	309.7	277.0	—	742.2
Accrued expenses and other liabilities	255.8	646.7	269.4	0.1	1,172.0

Total current liabilities	411.9	966.7	601.4	0.1	1,980.1

Long-Term Borrowings	4,899.9	27.7	745.2	—	5,672.8
Deferred Income Taxes and Other Noncurrent Liabilities	326.6	763.0	172.2	—	1,261.8
Intercompany Payable	—	5,755.4	1,038.3	(6,793.7)	—
Common Stock Subject to Repurchase	198.3	—	—	—	198.3
Shareholder’s Equity	1,490.8	348.2	357.1	(705.3)	1,490.8

	$7,327.5	$7,861.0	$2,914.2	$(7,498.9)	$10,603.8

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended April 1, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$246.3	$2,012.8	$1,002.7	$—	$3,261.8

Costs and Expenses:
Cost of services provided	234.2	1,802.9	927.5	—	2,964.6
Depreciation and amortization	5.0	97.3	26.5	—	128.8
Selling and general corporate expenses	12.3	27.3	5.9	—	45.5
Interest and other financing costs	100.2	(0.1)	(7.4)	—	92.7
Expense allocation	(98.8)	92.3	6.5	—	—

	252.9	2,019.7	959.0	—	3,231.6

Income (Loss) before income taxes	(6.6)	(6.9)	43.7	—	30.2
Provision (Benefit) for Income Taxes	(2.0)	(4.4)	16.2	—	9.8
Equity in Net Income of Subsidiaries	25.0	—	—	(25.0)	—

Net income (loss)	$20.4	$(2.5)	$27.5	$(25.0)	$20.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the six months ended April 1, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$501.2	$4,112.8	$1,972.1	$—	$6,586.1

Costs and Expenses:
Cost of services provided	466.6	3,655.1	1,830.5	—	5,952.2
Depreciation and amortization	10.1	194.5	52.1	—	256.7
Selling and general corporate expenses	25.7	53.3	11.5	—	90.5
Interest and other financing costs	201.7	0.2	—	—	201.9
Expense allocation	(199.2)	188.3	10.9	—	—

	504.9	4,091.4	1,905.0	—	6,501.3

Income (Loss) before income taxes	(3.7)	21.4	67.1	—	84.8
Provision (Benefit) for Income Taxes	(1.1)	5.7	21.4	—	26.0
Equity in Net Income of Subsidiaries	61.4	—	—	(61.4)	—

Net income	$58.8	$15.7	$45.7	$(61.4)	$58.8

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended April 1, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$27.0	$69.8	$(200.4)	$(21.9)	$(125.5)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(5.0)	(95.0)	(29.3)	—	(129.3)
Disposals of property and equipment	0.3	5.2	3.5	—	9.0
Proceeds from divestitures	—	—	10.0	—	10.0
Acquisitions of businesses, net of cash acquired	—	(155.5)	—	—	(155.5)
Other investing activities	0.9	11.0	(5.4)	—	6.5

Net cash used in investing activities	(3.8)	(234.3)	(21.2)	—	(259.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	73.8	—	21.4	—	95.2
Payment of long-term borrowings	(5.4)	(6.8)	(6.2)	—	(18.4)
Net change in funding under the Receivables Facility	—	—	245.7	—	245.7
Proceeds from issuance of Parent Company common stock	2.3	—	—	—	2.3
Repurchase of Parent Company common stock	(9.4)	—	—	—	(9.4)
Other financing activities	0.1	(2.4)	—	—	(2.3)
Change in intercompany, net	(151.3)	167.7	(38.3)	21.9	—

Net cash provided by (used in) financing activities	(89.9)	158.5	222.6	21.9	313.1

Increase (decrease) in cash and cash equivalents	(66.7)	(6.0)	1.0	—	(71.7)
Cash and cash equivalents, beginning of period	79.4	33.0	48.5	—	160.9

Cash and cash equivalents, end of period	$12.7	$27.0	$49.5	$—	$89.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended April 2, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$67.4	$(13.3)	$130.4	$(2.3)	$182.2

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(6.0)	(79.4)	(28.1)	—	(113.5)
Disposals of property and equipment	0.9	2.3	3.1	—	6.3
Acquisitions of businesses, net of cash acquired	—	(5.9)	(75.2)	—	(81.1)
Other investing activities	(0.3)	5.3	(1.5)	—	3.5

Net cash used in investing activities	(5.4)	(77.7)	(101.7)	—	(184.8)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	—	66.2	—	66.2
Payment of long-term borrowings	(8.2)	(7.7)	(4.2)	—	(20.1)
Proceeds from issuance of Parent Company common stock	2.2	—	—	—	2.2
Repurchase of Parent Company stock	(5.5)	—	—	—	(5.5)
Other financing activities	(10.5)	(2.1)	—	—	(12.6)
Change in intercompany, net	(20.2)	102.2	(84.3)	2.3	—

Net cash provided by (used in) financing activities	(42.2)	92.4	(22.3)	2.3	30.2

Increase in cash and cash equivalents	19.8	1.4	6.4	—	27.6
Cash and cash equivalents, beginning of period	156.8	26.6	41.2	—	224.6

Cash and cash equivalents, end of period	$176.6	$28.0	$47.6	$—	$252.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended April 1, 2011 and April 2, 2010 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010.

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

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our condensed consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

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

We disclose the fair values of our assets and liabilities in Note 14 to the condensed consolidated financial statements. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of the Company’s derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our common stock subject to repurchase is derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

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

RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages, attributable to each operating segment, for the three and six months ended April 1, 2011 and April 2, 2010 (dollars in millions).

	Three Months Ended				Six Months Ended
	April 1, 2011		April 2, 2010		April 1, 2011		April 2, 2010
Sales by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$2,212.3	68%	$2,116.8	68%	$4,480.3	68%	$4,292.8	68%
Food and Support Services – International	677.3	21%	621.9	20%	1,349.7	21%	1,259.1	20%
Uniform and Career Apparel	372.2	11%	360.1	12%	756.1	11%	740.8	12%

	$3,261.8	100%	$3,098.8	100%	$6,586.1	100%	$6,292.7	100%

	Three Months Ended				Six Months Ended
	April 1, 2011		April 2, 2010		April 1, 2011		April 2, 2010
Operating Income by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$88.4	72%	$82.0	84%	$216.8	76%	$193.0	79%
Food and Support Services – International	19.9	16%	17.0	17%	32.5	11%	39.4	16%
Uniform and Career Apparel	25.8	21%	18.1	19%	60.3	21%	43.0	18%

	134.1	109%	117.1	120%	309.6	108%	275.4	113%
Corporate	(11.2)	-9%	(19.3)	-20%	(22.9)	-8%	(32.1)	-13%

	$122.9	100%	$97.8	100%	$286.7	100%	$243.3	100%

Consolidated Overview

Sales of $3.3 billion for the second quarter of fiscal 2011 and $6.6 billion for the six month period represented an increase of 5% in both periods. This increase is attributable to growth in the Education, Business & Industry and Healthcare sectors of our Food and Support Services—North America segment, Ireland, Germany, Spain, Chile, Argentina and China in our Food and Support Services—International segment and the uniform rental and Galls businesses in our Uniform and Career Apparel segment. This increase more than offset the sales decline in our Sports & Entertainment sector in our Food and Support Services—North America segment and in the U.K. and Korea in our Food and Support Services—International segment. The positive impact of acquisitions and foreign currency translation was 1% in both periods.

Operating income was $122.9 million and $286.7 million for the three and six month periods of fiscal 2011 compared to $97.8 million and $243.3 million for the prior year periods, respectively. The second quarter of fiscal 2011 includes a gain on the sale of the Company’s 67% ownership interest in the security business of its Chilean subsidiary, favorable non-income tax settlements in the U.K., a goodwill and other intangible assets impairment charge and severance related charges, which net to income in the quarter of approximately $1.9 million. The six month period of fiscal 2011 includes the items mentioned above and other income related to a compensation agreement signed with the National Park Service (NPS) under which the NPS has agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector and a favorable risk insurance adjustment, which net to income for the six month period of approximately $5.3 million. Operating income for the three and six months of fiscal 2011 also benefited from profit growth in the Healthcare sector and the Higher Education and Galls businesses, operational efficiencies in our uniform rental business and the positive impact of foreign currency translation (approximately 3% and 1%, respectively), which more than offset the profit decline in our Business & Industry sector.

Interest and other financing costs, net, for the three and six month periods of fiscal 2011 decreased approximately $25.1 million and $25.0 million from the prior year periods, respectively, primarily due to lower debt levels, the increase in interest income related to the $14.1 million of favorable non-income tax settlements in the U.K. recorded in the second quarter of fiscal 2011 and $8.3 million of third-party costs incurred in the second quarter of fiscal 2010 related to the amendment that extended $1,407.4 million of outstanding U.S. denominated term loan. These decreases were partially offset by the increase in interest rates mainly due to the amendment that extended $1,407.4 million of outstanding U.S. denominated term loan in the second quarter of fiscal 2010. The effective tax rate for the second quarter of fiscal 2011 was 32.4% compared to 51.3%

in the prior year period. The effective tax rate for the six months of fiscal 2011 was 30.6% compared to 2.7% in the prior year period. The Company calculated the provision (benefit) for income taxes for the second quarter and six month period of fiscal 2011 using an estimated annual effective tax rate compared to using actual year-to-date results for the second quarter and six month period of fiscal 2010.

Net income (loss) for the three and six month periods of fiscal 2011 was $20.4 million and $58.8 million, compared to ($9.8) million and $15.9 million in the prior year periods, respectively.

Segment Results

The following tables present a fiscal 2011/2010 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Six Months Ended
Sales by Segment	April 1, 2011	April 2, 2010	Change		April 1, 2011	April 2, 2010	Change
			$	%			$	%
Food and Support Services – North America	$2,212.3	$2,116.8	95.5	5%	$4,480.3	$4,292.8	187.5	4%
Food and Support Services – International	677.3	621.9	55.4	9%	1,349.7	1,259.1	90.6	7%
Uniform and Career Apparel	372.2	360.1	12.1	3%	756.1	740.8	15.3	2%

	$3,261.8	$3,098.8	$163.0	5%	$6,586.1	$6,292.7	$293.4	5%

	Three Months Ended				Six Months Ended
Operating Income by Segment	April 1, 2011	April 2, 2010	Change		April 1, 2011	April 2, 2010	Change
			$	%			$	%
Food and Support Services – North America	$88.4	$82.0	6.4	8%	$216.8	$193.0	23.8	12%
Food and Support Services – International	19.9	17.0	2.9	17%	32.5	39.4	(6.9)	-18%
Uniform and Career Apparel	25.8	18.1	7.7	42%	60.3	43.0	17.3	40%
Corporate	(11.2)	(19.3)	8.1	-42%	(22.9)	(32.1)	9.2	-29%

	$122.9	$97.8	$25.1	26%	$286.7	$243.3	$43.4	18%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for the three and six month periods of fiscal 2011 increased 5% and 4% over the prior year periods, respectively, as growth in the Education, Business & Industry and Healthcare sectors more than offset the decline in the Sports & Entertainment sector. The Business & Industry sector had low-single digit sales growth for the second quarter and for the six month period of fiscal 2011 resulting from base business growth in our food and facilities services businesses. The Education sector had high-single digit sales growth for the second quarter and six month period of fiscal 2011 due to base and net new business growth in our Higher Education and K-12 food and facilities services businesses. In our Healthcare sector, we had mid-single digit sales growth for second quarter and low-single digit sales growth for the six month period of fiscal 2011, primarily due to base business growth across the sector. Our Sports & Entertainment sector had a low-single digit sales decline for the second quarter and mid-single digit sales decline for the six month period of fiscal 2011 as growth in our National Hockey League venues and Convention Centers business was more than offset by sales in the prior year related to the Winter Olympics and the impact of prior year lost business related to the National Football League.

Operating income in the Food and Support Services—North America segment was $88.4 million for the second quarter of fiscal 2011 compared to $82.0 million in the prior year period as profit growth in Higher Education and the Healthcare sector and the positive impact of foreign currency translation (approximately 2%) more than offset the profit decline in the Business & Industry sector. Operating income in the Food and Support Services—North America segment was $216.8 million for the six month period of fiscal 2011 compared to $193.0 million in the prior year period as profit growth in Higher Education and the Healthcare sector, the positive impact of foreign currency translation (approximately 1%) and other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS has agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector more than offset the profit decline in our Business & Industry sector.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the three and six month periods of fiscal 2011 were $677.3 million and $1.3 billion, an increase of 9% and 7% compared to the prior year periods, respectively. The increase is attributable to the growth in Ireland, Germany, Spain, Chile, Argentina and China, which more than offset the sales decline in the U.K. and Korea. In addition, foreign currency translation had a positive impact on sales in the second quarter of fiscal 2011 of approximately 2% and a negative impact on sales for the six month period of fiscal 2011 of approximately -1%.

Operating income for the second quarter of fiscal 2011 was $19.9 million, up 17% from the prior year quarter as a gain on the sale of the Company’s 67% ownership interest in the security business of its Chilean subsidiary and favorable non-income tax settlements in the U.K. more than offset the goodwill and other intangible assets impairment charge related to our India operations and severance related charges, which net to income in the quarter of approximately $3.5 million. Operating income in the second quarter of fiscal 2011 also benefited from the positive impact of foreign currency translation (approximately 6%) and the prior year charges related to the earthquake in Chile (approximately $1.9 million). For the six month period of fiscal 2011, operating income was $32.5 million, down 18% over the prior year period primarily due to profit declines in the U.K. and Chile. In addition, severance related charges and the goodwill and other intangible assets impairment charge related to our India operations more than offset the gain on the sale of our 67% ownership interest in a security business in our Chilean subsidiary and favorable non-income tax settlements in the U.K., which net to a loss in the six month period of approximately $3.3 million.

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, sales for the three and six month periods of fiscal 2011 were $372.2 million and $756.1 million, up 3% and 2% from the prior year periods, respectively, primarily due to growth in our uniform rental and direct marketing businesses.

Operating income for the second quarter of fiscal 2011 was $25.8 million compared to $18.1 million in the prior year period. For the six month period of fiscal 2011, operating income was $60.3 million compared to $43.0 million in the prior year period. Operating income in both periods was positively impacted by operational efficiencies across the segment profit growth in our Galls business and a gain of $2.6 million related to a property settlement pursuant to an eminent domain claim. Operating income in the six month period of fiscal 2011 benefited from a favorable risk insurance adjustment of $4.8 million related to favorable claims experience.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $11.2 million for the three month period of fiscal 2011, compared to $19.3 million in the prior year period. For the six month period of fiscal 2011, corporate expenses were $22.9 million compared to $32.1 million for the prior year period. The decrease is mainly due to the decrease in share-based compensation expense related to Performance-Based Options (see Note 8 to the condensed consolidated financial statements) offset by charges for headcount reductions.

*****

We continue to see signs of stabilization in our more economically sensitive food and facility services businesses and in our uniform business. However, we have not yet seen an increase in employee population levels at most of our client locations, which is needed for sustainable future growth. The recent earthquake and related tsunami in Japan did not have a material impact on the results of operations for the quarterly period ended April 1, 2011 of our joint venture, AIM Services Co., Ltd. The financial impact resulting directly from operating units closed as a result of the earthquake and tsunami is not expected to be significant for the remainder of the fiscal year. However, we are still assessing the indirect impact that this natural disaster is having on the Japanese economy and business operations in country and how that may impact our joint venture and our results of operations in the second half of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by (used in) operating activities was ($125.5) million in the fiscal 2011 six month period compared to $182.2 million in the comparable six month period of fiscal 2010. The principal components (in millions) of the net change of $307.7 million were:

• Increase in the total of net income and noncash charges	$46.7
• Decrease in accounts receivable sale proceeds	(229.5)
• Increased working capital requirements	(93.4)
• Other, net	(31.5)

$(307.7)

The increase in the total of net income and noncash charges results mainly from the overall growth of the business and higher operating results of the Company, as discussed above. Cash flows used in operating activities include an increase in accounts receivable of $220.9 million associated with the Company’s adoption of the new authoritative accounting guidance related to the transfer of financial assets in the first quarter of fiscal 2011 (see Note 9 to the condensed consolidated financial statements). Effective October 2, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are now accounted for as secured borrowings. Cash flows after October 2, 2010 associated with the Receivables Facility are presented as financing activities. During the six months ended April 1, 2011, the Company’s accounts receivable increased by $220.9 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the secured borrowings associated with the Receivables Facility increased by $245.7 million resulting in a cash inflow being reported in the financing section of the condensed consolidated statement of cash flows. As expected and consistent with historical patterns, working capital was a use of cash for us during the first half of fiscal 2011. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $32.9 million), primarily due to the overall growth of the business and timing of collections, Inventory (approximately $23.0 million) due to growth of the business and Accrued Expenses (approximately $33.1 million) due to an increase in payment of employee compensation liabilities compared to the prior year period and timing of customer advanced payments and commissions. The “Other, net” caption reflects adjustments to net income related to nonoperating gains and losses.

During the second quarter of fiscal 2011, ARAMARK Clinical Technology Services, LLC, a subsidiary of the Company, purchased the common stock of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.5 million (see Note 2 to the condensed consolidated financial statements). Also acquired in the transaction were ReMedPar, an independent provider of sourced and refurbished medical equipment parts, and MESA, an integrated repair and maintenance services provider in 12 European countries. During the first quarter of fiscal 2010, the Company completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.3 million in cash. During the second quarter of fiscal 2011, the Company completed the sale of the Company’s 67% ownership interest in a security business in its Chilean subsidiary for approximately $10 million in cash and future consideration of approximately $4 million.

During the second quarter of fiscal 2011, the Company received proceeds of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS has agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector. During the six months ended April 2, 2010, approximately $8.3 million of third-party costs directly attributable to the amendment that extended $1,407.4 million of outstanding U.S. denominated term loan were expensed and included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $7.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

Management believes that the Company’s cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $399.2 million and $507.8 million at April 29, 2011 and April 1, 2011, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations and other cash needs. While we believe we enjoy a strong liquidity position overall, the Company will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe are economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets in order to respond to changing conditions.

As of April 1, 2011, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $1,333.7 million (un-extended) and $1,407.4 million (extended); a yen denominated term loan to the Company in the amount of ¥5,191.6 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $163.2 million; a Euro denominated term loan to an Irish subsidiary in an amount of €42.1 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £116.8 million; and a Euro denominated term loan to German subsidiaries in the amount of €65.0 million. As of April 1, 2011, there was approximately $451.6 million outstanding in foreign currency borrowings.

On April 18, 2011, the Company entered into an Amendment Agreement to the Amended and Restated Credit Agreement that extends, from January 2013 to January 2015, the maturity of, and increases, from $435 million to $500 million, the U.S. Dollar denominated portion of its existing revolving credit facility. The other revolving credit facilities available to the Company under its existing senior secured credit agreement, which total $165 million and are available in both U.S. dollars and other foreign currencies, were not extended and remain unchanged. Any commitments from existing lenders in the U.S. dollar facility that were not extended have been terminated. Existing lenders that extended the U.S. Dollar denominated portion of their existing revolving credit facility include entities affiliated with GS Capital Partners and J.P. Morgan Partners. As a result of the extension, the Company’s aggregate revolver capacity under the senior secured credit agreement will be $665 million through January 2013 and $500 million from January 2013 through the January 2015 extended maturity date. From and after the effective date of the Amendment Agreement, borrowings under the new U.S. revolving facility have an applicable margin of 3.25% for Eurocurrency rate borrowings and 2.25% for base-rate borrowings. The new U.S. revolving facility has an unused commitment fee of 0.50% per annum. The maturity date of the U.S. revolving facility will accelerate from January 26, 2015 to October 26, 2013 if non-extended term loans in excess of $250 million remain outstanding on October 26, 2013. The non-extended term loans are due on January 26, 2014. In addition, the maturity date of the new U.S. revolving facility will accelerate to October 31, 2014 if any of the Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 remain outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 or senior floating rate notes due 2015 mature on February 1, 2015. All other terms are substantially similar to the terms of the existing revolving credit facilities. Commitment fees and third party costs directly attributable to the amendment were approximately $7.2 million, of which approximately $3.9 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

In addition, on April 18, 2011, the Parent Company completed a private placement of $600 million in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016. The senior notes are obligations of the Parent Company. The senior notes are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, 8.50% Senior Notes due 2015, Senior Floating Rate Notes due 2015 and 5.00% Senior Notes due 2012. The Parent Company is obligated to pay interest on the senior notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to its outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the 8.50% Senior Notes due 2015 and the Senior Floating Rate Notes due 2015. The Parent Company used the net proceeds from the offering of its Senior Notes due 2016, along with $132.6 million in borrowings by the Company under the extended U.S. Dollar revolving credit facility, which were paid as dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation, to make an approximately $711 million dividend to the Parent Company’s stockholders and to pay fees and expenses related to the issuance of Parent Company Senior Notes due 2016. Third party costs directly attributable to the Senior Notes due 2016 were approximately $15.5 million, of which approximately $8.3 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of April 1, 2011, we were in compliance with these covenants.

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

(dollars in millions)	Three Months Ended April 1, 2011	Three Months Ended December 31, 2010	Three Months Ended October 1, 2010	Three Months Ended July 2, 2010	Twelve Months Ended April 1, 2011
Net income (loss)	$20.4	$38.4	$21.1	$(6.3)	$73.6
Interest and other financing costs, net	92.8	109.1	108.8	108.8	419.5
Provision (benefit) for income taxes	9.7	16.2	6.4	(7.2)	25.1
Depreciation and amortization	128.8	127.9	126.8	126.7	510.2

EBITDA	251.7	291.6	263.1	222.0	1,028.4
Share-based compensation expense (1)	3.0	3.4	4.0	0.3	10.7
Unusual or non-recurring (gains)/losses (2)	(1.1)	(7.8)	—	—	(8.9)
Pro forma EBITDA for equity method investees (3)	7.3	7.2	4.9	3.8	23.2
Pro forma EBITDA for certain transactions (4)	(0.3)	2.8	1.4	1.8	5.7
Other (5)	4.9	10.9	0.5	3.6	19.9

Adjusted EBITDA	$265.5	$308.1	$273.9	$231.5	$1,079.0

(1)	Represents share-based compensation expense resulting from the application of accounting for stock options and deferred stock unit awards (see Note 8 to the condensed consolidated financial statements).
(2)	During the three months ended April 1, 2011, the Company realized a $6.4 million gain on the sale of its 67% ownership interest in a security business in our Chilean subsidiary (see Note 2 to the condensed consolidated financial statements) and recorded a $5.3 million goodwill and other intangible assets impairment charge related to our India operations (see Note 5 to the condensed consolidated financial statements). During the three months ended December 31, 2010, the Company recognized other income related to a compensation agreement signed with the National Park Service (NPS) under which the NPS has agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.
(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Represents the annualizing of estimated EBITDA from acquisitions and divestitures made during the period.
(5)	Other includes certain other miscellaneous items (the three months ended April 1, 2011, the three months ended December 31, 2010 and the three months ended July 2, 2010 include approximately $4.5 million, $10.1 million and $2.5 million, respectively, of severance and other related costs incurred by the Company (see Note 11 to the condensed consolidated financial statements)).

Our covenant requirements and actual ratios for the twelve months ended April 1, 2011 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.00x	3.33x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.61x

(1)	Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.
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

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of April 1, 2011 was $198.3 million, which is based on approximately 12.6 million shares of common stock of the Parent Company valued at $15.80 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount of the Receivables Facility is $250 million, which expires in January 2013. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. Effective October 2, 2010 under the new authoritative accounting guidance, the Company’s sale of eligible accounts receivable is now accounted for as a secured borrowing. As of April 1, 2011, approximately $245.7 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of April 1, 2011 has not materially changed from October 1, 2010 (See Item 7A of our Annual Report on Form 10-K for the year ended October 1, 2010). See Note 6 of the condensed consolidated financial statements for a discussion of the Company’s derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of April 1, 2011. See Note 15 for a discussion of subsequent events affecting the Company’s debt structure.

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

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Amended and Restated Master Distribution Agreement effective as of March 5, 2011 between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc.†

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

May 12, 2011	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Amended and Restated Master Distribution Agreement effective as of March 5, 2011 between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc.†

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions omitted pursuant to a request for confidential treatment.