Form 10-Q
period 2011-07-01
ARAMARK CORP
filed 2011-08-11
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2011

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

Common stock outstanding at July 29, 2011: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	July 1, 2011	October 1, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$94,941	$160,929
Receivables	1,256,277	942,949
Inventories, at lower of cost or market	462,610	447,915
Prepayments and other current assets	226,883	206,279

Total current assets	2,040,711	1,758,072

Property and Equipment, net	1,029,513	1,072,584
Goodwill	4,693,894	4,550,702
Other Intangible Assets	1,813,575	1,913,634
Other Assets	955,624	926,923

	$10,533,317	$10,221,915

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$55,824	$51,647
Accounts payable	665,822	758,748
Accrued expenses and other current liabilities	1,171,481	1,138,158

Total current liabilities	1,893,127	1,948,553

Long-Term Borrowings	5,795,261	5,350,178
Deferred Income Taxes and Other Noncurrent Liabilities	1,231,631	1,341,491
Common Stock Subject to Repurchase	157,925	184,736
Equity:
ARAMARK Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,473,485	1,446,187
Earnings retained for use in the business	4,875	79,296
Accumulated other comprehensive loss	(54,294)	(128,526)

Total ARAMARK shareholder’s equity	1,424,066	1,396,957
Noncontrolling interest	31,307	—

Total equity	1,455,373	1,396,957

	$10,533,317	$10,221,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010
Sales	$3,325,257	$3,120,944

Costs and Expenses:
Cost of services provided	3,037,098	2,854,712
Depreciation and amortization	130,188	126,738
Selling and general corporate expenses	48,686	44,162

	3,215,972	3,025,612

Operating income	109,285	95,332
Interest and Other Financing Costs, net	113,262	108,811

Loss before income taxes	(3,977)	(13,479)
Benefit for Income Taxes	(3,830)	(7,159)

Net loss	(147)	(6,320)
Less: Net income attributable to noncontrolling interest	365	—

Net loss attributable to ARAMARK shareholder	$(512)	$(6,320)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Nine Months Ended July 1, 2011	Nine Months Ended July 2, 2010
Sales	$9,911,386	$9,413,662

Costs and Expenses:
Cost of services provided	8,989,376	8,544,990
Depreciation and amortization	386,894	382,159
Selling and general corporate expenses	139,146	147,875

	9,515,416	9,075,024

Operating income	395,970	338,638
Interest and Other Financing Costs, net	315,173	335,766

Income before income taxes	80,797	2,872
Provision (Benefit) for Income Taxes	22,153	(6,713)

Net income	58,644	9,585
Less: Net income attributable to noncontrolling interest	365	—

Net income attributable to ARAMARK shareholder	$58,279	$9,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended July 1, 2011	Nine Months Ended July 2, 2010
Cash flows from operating activities:
Net income	$58,644	$9,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	386,894	382,159
Income taxes deferred	(22,615)	(45,014)
Share-based compensation expense	11,822	17,335
Changes in noncash working capital	(264,108)	(112,126)
Net change in proceeds from sale of receivables (Note 10)	(220,855)	11,580
Other operating activities	3,670	31,705

Net cash provided by (used in) operating activities	(46,548)	295,224

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(191,979)	(172,787)
Disposals of property and equipment	12,411	20,798
Proceeds from divestiture	7,724	—
Acquisition of certain businesses, net of cash acquired	(156,915)	(84,305)
Other investing activities	(12,926)	(2,950)

Net cash used in investing activities	(341,685)	(239,244)

Cash flows from financing activities:
Proceeds from long-term borrowings	243,704	4,777
Payments of long-term borrowings	(27,225)	(180,576)
Net change in funding under the Receivables Facility (Note 10)	210,820	—
Dividends paid to Parent Company	(132,700)	—
Net proceeds from sale of subsidiary shares to noncontrolling interest	48,420	—
Proceeds from issuance of Parent Company common stock	4,037	2,234
Repurchase of Parent Company common stock	(15,081)	(8,735)
Other financing activities	(9,730)	(12,716)

Net cash provided by (used in) financing activities	322,245	(195,016)

Decrease in cash and cash equivalents	(65,988)	(139,036)
Cash and cash equivalents, beginning of period	160,929	224,644

Cash and cash equivalents, end of period	$94,941	$85,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In Thousands)

	Total	Total Shareholder’s Equity Attributable to ARAMARK	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest

Balance, October 1, 2010	$1,396,957	$1,396,957	$—	$1,446,187	$79,296	$(128,526)	$—

Comprehensive income:
Net income	58,644	58,279			58,279		365
Pension plan adjustments (net of tax)	7,100	7,100				7,100
Foreign currency translation adjustments (net of tax)	17,308	17,308				17,308
Change in fair value of cash flow hedges (net of tax)	49,824	49,824				49,824

Total comprehensive income	132,876	132,511

Capital contributions from issuance of Parent Company common stock	14,507	14,507		14,507
Compensation expense related to stock incentive plans	11,822	11,822		11,822
Tax benefits related to stock incentive plans	195	195		195
Decrease in Parent Company common stock subject to repurchase obligation, net	26,811	26,811		26,811
Purchases of Parent Company common stock	(26,199)	(26,199)		(26,199)
Dividends paid to Parent Company	(132,700)	(132,700)			(132,700)
Sale of subsidiary shares to noncontrolling interest	31,104	162		162			30,942

Balance, July 1, 2011	$1,455,373	$1,424,066	$—	$1,473,485	$4,875	$(54,294)	$31,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. For those material consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside stockholders’ interests are shown as noncontrolling interest in the accompanying condensed consolidated balance sheets. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements exclude the accounts of ARAMARK Holdings Corporation and ARAMARK Intermediate Holdco Corporation, but do reflect the Sponsors’ investment cost basis allocated to the assets and liabilities acquired on January 26, 2007. See Note 17 for further discussion of ARAMARK Holdings Corporation.

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

The Company applied an estimated annual effective tax rate to the provision (benefit) for income taxes for the third quarter and nine month period of fiscal 2011. The Company calculated the benefit for income taxes for the third quarter and nine month period of fiscal 2010 based on actual year-to-date results.

(2)	ACQUISITIONS AND DIVESTITURES:

Fiscal 2011

Acquisitions

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company followed the acquisition method of accounting in accordance with the accounting standard related to business combinations. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed. Inventory, property and equipment, intangible assets and deferred income taxes were based on preliminary valuation data and estimates. Accordingly, the fair values of these assets and liabilities are subject to change. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimates of management:

(in thousands)
Purchase consideration	$154,544

Current assets	$27,214
Current liabilities	(31,409)
Property and equipment	3,986
Other intangible assets	33,702
Goodwill	134,905
Other assets	314
Long-term borrowings	(767)
Deferred income taxes and other noncurrent liabilities	(13,401)

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

For the three and nine months ended July 1, 2011, $29.6 million and $33.5 million of sales and ($1.9) million and ($2.1) million of net loss, respectively, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition. During the nine months ended July 1, 2011, approximately $0.3 million of pretax transaction-related costs related to the acquisition were recorded in “Selling and general corporate expenses” in the Condensed Consolidated Statement of Operations.

Divestitures

During the second quarter of fiscal 2011, the Company completed the sale of its 67% ownership interest in the security business of its Chilean subsidiary for approximately $7.7 million in cash and future consideration of approximately $4 million. The transaction resulted in a pretax gain of approximately $6.4 million (net of tax gain of approximately $4.8 million), which is included in “Cost of services provided” in the Condensed Consolidated Statement of Operations. Final adjustments to the selling price are expected in the fourth quarter of fiscal 2011, which will result in additional consideration. The results of operations and cash flows associated with the security business were not material to the Company’s consolidated operations and cash flows.

During the third quarter of fiscal 2011, the Company sold a noncontrolling interest in Seamless North America, LLC, an online and mobile food ordering service, for consideration of $50.0 million in cash (see Note 16).

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

For the three and nine months ended July 1, 2011, $30.8 million and $86.5 million of sales and $1.2 million and $1.7 million of net income, respectively, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition of Veris plc. For the three and nine months ended July 2, 2010, $20.3 million and $49.1 million of sales and $0.8 million and $0.5 million of net income, respectively, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition of Veris plc. During the nine months ended July 2, 2010, approximately $1.8 million of pretax transaction-related costs related to the acquisition were recorded in “Selling and general corporate expenses” in the Condensed Consolidated Statement of Operations.

Unaudited Pro Forma Results of Operations

The following unaudited pro forma results of operations (in thousands) for the nine months ended July 1, 2011 and July 2, 2010 assume the acquisitions of Masterplan, ReMedPar, and MESA and Veris plc occurred at the beginning of fiscal 2010. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of fiscal 2010, nor of the results that may be reported in the future.

	Nine Months Ended July 1, 2011	Nine Months Ended July 2, 2010
Sales	$9,963,114	$9,527,596
Net income	59,455	13,799
Net income attributable to ARAMARK shareholder	59,090	13,799

(3)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of approximately $258.8 million and $284.9 million and income tax payments of approximately $43.1 million and $27.9 million during the nine months ended July 1, 2011 and July 2, 2010, respectively.

(4)	COMPREHENSIVE INCOME (LOSS):

Comprehensive income includes all changes to shareholder’s equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). For the three and nine months ended July 1, 2011, total comprehensive income was approximately $23.8 million and $132.9 million, respectively. For the three and nine months ended July 1, 2011, total comprehensive income attributable to ARAMARK shareholder was approximately $23.4 million and $132.5 million, respectively. For the three and nine months ended July 2, 2010, total comprehensive loss was approximately ($26.3) million and ($6.1) million, respectively. As of July 1, 2011 and October 1, 2010, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($22.9) million and ($30.0) million, respectively, foreign currency translation adjustment (net of tax) of approximately $41.7 million and $24.4 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($73.1) million and ($123.0) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill represents the excess of the fair value of an acquired entity less the fair value assigned to the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. During the second quarter of fiscal 2011, the Company recorded an impairment charge of $5.3 million in the Food and Support Services—International segment in order to write off all of the goodwill (approximately $4.0 million) and other intangible assets (approximately $1.3 million) associated with its India operations. The impairment charge is included in “Cost of services provided” in the Condensed Consolidated Statement of Operations. The impairment charge primarily resulted from a change in the strategic direction of the business and continuing operating losses due to competitive pressures. To determine the amount of the impairment charge, the Company concluded that the carrying value exceeded the estimated fair value of the India operating unit. The Company estimated the fair value using a discounted cash flow valuation methodology, which included making assumptions about the future profitability and cash flows of the business. Changes in total goodwill during the nine months ended July 1, 2011 follow (in thousands):

Segment	October 1, 2010	Acquisitions and Divestitures	Impairment	Translation	July 1, 2011
Food and Support Services—North America	$3,478,479	$134,905	$—	$33	$3,613,417
Food and Support Services—International	471,354	(2,613)	(4,017)	14,478	479,202
Uniform and Career Apparel	600,869	406	—	—	601,275

	$4,550,702	$132,698	$(4,017)	$14,511	$4,693,894

The amounts for acquisitions during fiscal 2011 may be revised upon final determination of the purchase price allocations.

Other intangible assets consist of (in thousands):

	July 1, 2011			October 1, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,873,165	$(826,815)	$1,046,350	$1,828,400	$(677,538)	$1,150,862
Trade names	767,524	(299)	767,225	762,932	(160)	762,772

	$2,640,689	$(827,114)	$1,813,575	$2,591,332	$(677,698)	$1,913,634

Acquisition-related intangible assets consist of customer relationship assets, the ARAMARK trade name and other trade names. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 3 to 24 years, with a weighted average life of approximately 11 years. The ARAMARK and Seamless trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually.

Amortization of intangible assets for the nine months ended July 1, 2011 and July 2, 2010 was approximately $143.9 million and $141.0 million, respectively.

(6)	BORROWINGS:

On April 18, 2011, the Company entered into an Amendment Agreement to the Amended and Restated Credit Agreement that extends, from January 2013 to January 2015, the maturity of, and increases, from $435 million to $500 million, the U.S. Dollar denominated portion of its existing revolving credit facility. The other revolving credit facilities available to the Company under its existing senior secured credit agreement, which total $165 million and are available in both U.S. dollars and other foreign currencies, were not extended and remain unchanged. Any commitments from existing lenders in the U.S. dollar facility that were not extended have been terminated, which resulted in a write-off of deferred financing fees of $2.1 million. Existing lenders that extended the U.S. Dollar denominated portion of their existing revolving credit facility include entities affiliated with GS Capital Partners and J.P. Morgan Partners. As a result of the extension, the Company’s aggregate revolver capacity under the senior secured credit agreement will be $665 million through January 2013 and $500 million from January 2013 through the January 2015 extended maturity date. From and after the effective date of the Amendment Agreement, borrowings under the new U.S. revolving facility have an applicable margin of 3.25% for Eurocurrency rate borrowings and 2.25% for base-rate borrowings. The new U.S. revolving facility has an unused commitment fee of 0.50% per annum. The maturity date of the U.S. revolving facility will accelerate from January 26, 2015 to October 26, 2013 if non-extended term loans in excess of $250 million remain outstanding on October 26, 2013. The non-extended term loans are due on January 26, 2014. In addition, the maturity date of the new U.S. revolving facility will accelerate to October 31, 2014 if any of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s senior fixed rate notes due 2015 or senior floating rate notes due 2015 remain outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 mature on February 1, 2015. All other terms are substantially similar to the terms of the existing revolving credit facilities. Commitment fees and third party costs directly attributable to the amendment were approximately $7.2 million, of which approximately $3.9 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

During the third quarter of fiscal 2011, the Company borrowed $132.7 million under the extended U.S. Dollar revolving credit facility to pay dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation (see Note 17).

Debt repayment of $250.0 million related to the Company’s 5.00% senior unsecured notes, contractually due in June 2012, have been classified as noncurrent in the accompanying Condensed Consolidated Balance Sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Amended and Restated Credit Agreement.

(7)	DERIVATIVE INSTRUMENTS:

The Company enters into derivative contractual arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating natural gas, gasoline and diesel fuel prices. Derivative instruments utilized during the periods include interest rate swap agreements, foreign currency forward exchange contracts, and natural gas, gasoline and diesel fuel hedge agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. The counterparties to the Company’s contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For all hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

Cash Flow Hedges

As of July 1, 2011, the Company has outstanding $3.0 billion and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. As of July 1, 2011 and October 1, 2010, approximately ($66.0) million and ($114.4) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the nine months ended July 1, 2011 and July 2, 2010 was immaterial.

The Company previously entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. During the nine months ended July 1, 2011 and July 2, 2010, approximately ($6.8) million and ($3.0) million of unrealized net of tax losses related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $8.0 million and $4.0 million were reclassified to offset net translation gains on the foreign currency denominated debt during the nine months ended July 1, 2011 and July 2, 2010, respectively. As of July 1, 2011 and October 1, 2010, unrealized net of tax losses of approximately ($7.4) million and ($8.6) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the nine months ended July 1, 2011 and July 2, 2010 was immaterial.

The Company enters into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of July 1, 2011, the Company has contracts for approximately 224,000 MMBtu’s outstanding for fiscal 2012 that are designated as cash flow hedging instruments. During the nine months ended July 1, 2011, the Company entered into contracts totaling approximately 224,000 MMBtu’s. As of July 1, 2011 and October 1, 2010, approximately $0 and ($0.1) million of unrealized net of tax losses were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. There was no hedge ineffectiveness for the nine months ended July 1, 2011 and July 2, 2010.

The Company enters into a series of pay fixed/receive floating gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of July 1, 2011, the Company has contracts for approximately 5.4 million gallons outstanding for fiscal 2011 and fiscal 2012 that are designated as cash flow hedging instruments. During the nine months ended July 1, 2011, the Company entered into contracts totaling approximately 4.9 million gallons. As of July 1, 2011 and October 1, 2010, unrealized net of tax gains of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately $0.3 million and $0.1 million were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for the nine months ended July 1, 2011 and July 2, 2010 was immaterial.

The following table summarizes the effect of the derivatives designated as cash flow hedging instruments on Comprehensive Income (Loss) (in thousands):

	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010
Interest rate swap agreements	$9,498	$(5,993)
Cross currency swap agreements	(709)	1,554
Natural gas hedge agreements	(30)	272
Gasoline and diesel fuel hedge agreements	(1,244)	(1,166)

	$7,515	$(5,333)

	Nine Months Ended July 1, 2011	Nine Months Ended July 2, 2010
Interest rate swap agreements	$48,365	$16,371
Cross currency swap agreements	1,152	956
Natural gas hedge agreements	62	455
Gasoline and diesel fuel hedge agreements	245	359

	$49,824	$18,141

Derivatives not Designated in Hedging Relationships

As of July 1, 2011, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €56.4 million, £16.5 million and CAD55.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans, which are included in “Interest and Other Financing Costs, net.”

The following table summarizes the location and fair value of the derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	July 1, 2011	October 1, 2010
ASSETS
Designated as hedging instruments:
Gasoline and diesel fuel hedge agreements	Prepayments	$563	$179

Total derivatives		$563	$179

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$49	$152
Gasoline and diesel fuel hedge agreements	Accounts Payable	—	20
Interest rate swap agreements	Accrued Expenses	77,771	—
Interest rate swap agreements	Other Noncurrent Liabilities	31,877	190,156
Cross currency swap agreements	Other Noncurrent Liabilities	48,266	38,261

		157,963	228,589

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	1,625	2,065

Total derivatives		$159,588	$230,654

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for the derivatives designated as hedging instruments in the Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010
Interest rate swap agreements	Interest Expense	$27,615	$27,904
Cross currency swap agreements	Interest Expense	2,424	5,782
Natural gas hedge agreements	Cost of services provided	—	369
Gasoline and diesel fuel hedge agreements	Cost of services provided	(918)	373

		$29,121	$34,428

	Account	Nine Months Ended July 1, 2011	Nine Months Ended July 2, 2010
Interest rate swap agreements	Interest Expense	$86,045	$103,323
Cross currency swap agreements	Interest Expense	6,842	9,753
Natural gas hedge agreements	Cost of services provided	158	1,683
Gasoline and diesel fuel hedge agreements	Cost of services provided	(1,287)	1,699

		$91,758	$116,458

The following table summarizes the location of (gain) loss for the derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations (in thousands):

	Account	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010
Foreign currency forward exchange contracts	Interest Expense	$(1,971)	$(8,371)

	Account	Nine Months Ended July 1, 2011	Nine Months Ended July 2, 2010
Foreign currency forward exchange contracts	Interest Expense	$(8,453)	$(14,444)

(8)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares or shares acquired through exercise of Installment Stock Purchase Opportunities at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of July 1, 2011 and October 1, 2010 was $157.9 million and $184.7 million, which is based on approximately 12.4 million and 12.9 million shares of common stock of the Parent Company valued at $12.69 and $14.27 per share, respectively. The fair value of common stock subject to repurchase is calculated using discounted cash flow techniques and comparable public company trading multiples. The decline in the fair value of the common stock of the Parent Company is related to the effect of the dividend paid to the Parent Company stockholders (see Note 17). During the nine months ended July 1, 2011 and July 2, 2010, approximately $26.2 million and $21.2 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s condensed consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases. During the third quarter of fiscal 2011, the Company borrowed $132.7 million under the extended U.S. Dollar revolving credit facility to pay dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation (see Note 17).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	SHARE-BASED COMPENSATION:

The Parent Company adopted an amended and restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (the Amended Stock Incentive Plan) on June 21, 2011. The Amended Stock Incentive Plan incorporates certain changes from prior amendments to the ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan and provides for the grant of Installment Stock Purchase Opportunities, which is a new type of share-based award. The Amended Stock Incentive Plan also provides that shares purchased by the Parent Company from former employees will become eligible for issuances as stock options or purchased stock.

During the three and nine months ended July 1, 2011, share-based compensation expense was approximately $5.4 million, before taxes of $2.1 million, and approximately $11.8 million, before taxes of $4.6 million, respectively. During the three and nine months ended July 2, 2010, share-based compensation expense was approximately $0.3 million, before taxes of $0.1 million, and approximately $17.3 million, before taxes of $6.8 million, respectively.

Stock Options

Time-Based Options

The compensation cost charged to expense during the three and nine months ended July 1, 2011 for Time-Based Options was approximately $2.7 million and $8.6 million, respectively. The compensation cost charged to expense during the three and nine months ended July 2, 2010 for Time-Based Options was approximately $3.6 million and $10.4 million, respectively. As of July 1, 2011, there was approximately $19.5 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 3.00 years.

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at October 1, 2010	16,206	$8.06
Granted	2,007	$12.64
Exercised	(694)	$6.82
Forfeited and expired	(588)	$9.36

Outstanding at July 1, 2011	16,931	$8.61

The weighted-average exercise price of share-based awards granted prior to April 18, 2011 were adjusted due to the $3.50 per share dividend paid to the Parent Company shareholders (see Note 17).

Performance-Based Options

On June 21, 2011, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2011 and beyond. Approximately 3.7 million options were affected by these modifications. The fair values of these Performance-Based Options were revalued at the award modification date in accordance with authoritative accounting guidance. The fair value of the Performance-Based Options modified during the nine months ended July 1, 2011 was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions noted in the table below:

Nine Months Ended July 1, 2011
Expected volatility	30%
Expected dividend yield	0%
Expected life (in years)	3.5-6.8
Risk-free interest rate	0.69% - 2.27%

The weighted-average fair value of the Performance-Based Options modified during the nine months ended July 1, 2011 was $4.66 per option.

On June 21, 2011, the Parent Company Board also agreed that for awards granted on or after June 21, 2011, annual and cumulative EBIT targets for future fiscal years beginning after fiscal 2011 will be set within 90 days of the beginning of each fiscal year. The Amended Stock Incentive Plan also provides that if an annual EBIT target is established for fiscal 2012 or later years for options granted after June 21, 2011 that is less than the annual EBIT target for such fiscal year for outstanding stock options, the EBIT target for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

such outstanding options will be reduced to the lower EBIT target. There are approximately 1.2 million options where the grant date for the awards has not been established under applicable accounting guidance as the annual and cumulative EBIT targets have not been set. Accordingly, no share-based compensation expense has been recorded to date for these options.

During the three and nine months ended July 1, 2011, approximately $1.5 million was charged to expense for Performance-Based Options in both periods. The Company recognized a credit to expense of approximately ($3.4) million during the three months ended July 2, 2010 and a charge to expense of $6.4 million for the nine months ended July 2, 2010 for Performance-Based Options. During the third quarter of fiscal 2010, the Company reversed approximately $3.6 million of compensation expense related to expense previously recognized for the Performance-Based Options tied to fiscal 2010 through fiscal 2012. As of July 1, 2011, there was approximately $11.1 million of unrecognized compensation expense related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 1.14 years.

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at October 1, 2010	16,208	$8.06
Granted	2,007	$12.64
Exercised	(440)	$6.71
Forfeited and expired	(1,246)	$8.00

Outstanding at July 1, 2011	16,529	$8.65

The weighted-average exercise price of share-based awards granted prior to April 18, 2011 were adjusted due to the $3.50 per share dividend paid to the Parent Company shareholders (see Note 17).

Installment Stock Purchase Opportunities

Installment Stock Purchase Opportunities (“ISPOs”) provide the grantee the option to purchase shares of the Parent Company’s common stock. ISPO awards are divided into five equal installments. The first installment, which represents 20% of the total award, vests immediately upon grant and will be exercisable until the first anniversary of the grant date. At least 25% of the first installment must be exercised or the entire grant (including the remaining four installments) will expire and any part of the first installment that is not exercised during the exercise period will also expire, in each case on the first anniversary of the grant date. If the exercise conditions of the first installment are met, the remaining four installments will vest on December 15th of the first calendar year following the year in which the ISPO is granted, and on each of the three anniversaries of such date, respectively, and will be exercisable for 30 days thereafter. Any of these remaining four installments that becomes vested but is not exercised during its respective exercise period will expire at the end of its exercise period, but the holder may still exercise any subsequent installments when they vest in future years. During the third quarter of fiscal 2011, the Company granted 920,000 ISPOs at an exercise price of $12.69.

The fair value of the ISPOs granted during the nine months ended July 1, 2011 was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions noted in the table below:

Nine Months Ended July 1, 2011
Expected volatility	30%
Expected dividend yield	0%
Expected life (in years)	2.5
Risk-free interest rate	0.68%

The Company recorded approximately $0.7 million of compensation expense related to these awards during the three and nine months ended July 1, 2011. As of July 1, 2011, there was approximately $1.3 million of unrecognized compensation expense related to nonvested ISPOs, which is expected to be recognized over a weighted-average period of approximately 4.44 years.

Deferred Stock Units

The Company granted 71,594 deferred stock units during the nine months ended July 1, 2011. The compensation cost charged to expense during the three and nine months ended July 1, 2011 for deferred stock units was approximately $0.5 million and $1.0 million, respectively. The Company granted 32,015 deferred stock units during the nine months ended July 2, 2010. The compensation cost charged to expense during the three and nine months ended July 2, 2010 for deferred stock units was approximately $0.1 million and $0.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In the first quarter of fiscal 2011, the Company adopted the new authoritative accounting guidance regarding transfers of financial assets. On a prospective basis, the Company is required to report its receivables securitization facility as a secured borrowing instead of as a sale of receivables. The impact of the new accounting treatment upon adoption resulted in the recognition of both the receivables securitized under the program and the borrowings they collateralize on the Condensed Consolidated Balance Sheet, which led to a $220.9 million increase in “Receivables” and “Long-Term Borrowings.” At July 1, 2011, the amount of outstanding borrowings under the Receivables Facility was $210.8 million and is included in “Long-Term Borrowings.” The Company’s debt covenants are not impacted by the balance sheet recognition of the secured borrowings, as borrowings under the Receivables Facility were always considered borrowings in the debt covenant calculations. Additionally, the Company’s Consolidated Statement of Cash Flows during fiscal 2011 reflects the final remittance of cash associated with the $220.9 million of receivables sold at October 1, 2010 and subsequently collected by the Company on behalf of the bank conduits as an operating cash outflow. Any subsequent borrowing activity with the bank conduits will now be treated as financing cash flows, which was $210.8 million during the nine months ended July 1, 2011. The overall effect on the Condensed Consolidated Statement of Cash Flows was a reduction in cash from operating activities and an increase in cash from financing activities, whereas under the previous guidance, these cash flows were presented net as cash from operating activities.

(11)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $256.7 million and $238.5 million at July 1, 2011 and October 1, 2010, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended July 1, 2011	Nine Months Ended July 1, 2011
Sales	$438,093	$1,305,482
Gross profit	55,547	165,297
Net income	9,780	30,508

	Three Months Ended July 2, 2010	Nine Months Ended July 2, 2010
Sales	$403,229	$1,179,284
Gross profit	49,085	146,606
Net income	5,971	25,028

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $3.9 million and $13.0 million for the three and nine months ended July 1, 2011, respectively. For the three and nine months ended July 2, 2010, ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $4.2 million and $11.4 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	BUSINESS SEGMENTS:

Sales and operating income by reportable segment follow (in thousands):

Sales	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010
Food and Support Services—North America	$2,253,908	$2,163,013
Food and Support Services—International	697,966	589,975
Uniform and Career Apparel	373,383	367,956

	$3,325,257	$3,120,944

Operating Income	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010
Food and Support Services—North America	$69,153	$57,803
Food and Support Services—International	22,841	19,114
Uniform and Career Apparel	29,928	26,423

	121,922	103,340
Corporate	(12,637)	(8,008)

Operating Income	109,285	95,332
Interest and Other Financing Costs, net	(113,262)	(108,811)

Loss Before Income Taxes	$(3,977)	$(13,479)

Sales	Nine Months Ended July 1, 2011	Nine Months Ended July 2, 2010
Food and Support Services—North America	$6,734,251	$6,455,864
Food and Support Services—International	2,047,682	1,849,054
Uniform and Career Apparel	1,129,453	1,108,744

	$9,911,386	$9,413,662

Operating Income	Nine Months Ended July 1, 2011	Nine Months Ended July 2, 2010
Food and Support Services—North America	$285,989	$250,778
Food and Support Services—International	55,296	58,544
Uniform and Career Apparel	90,189	69,442

	431,474	378,764
Corporate	(35,504)	(40,126)

Operating Income	395,970	338,638
Interest and Other Financing Costs, net	(315,173)	(335,766)

Income Before Income Taxes	$80,797	$2,872

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

In the first quarter of fiscal 2011, the segment reporting structure was modified to align the segment reporting more closely with the Company’s management and internal reporting structure. Specifically, the Mexican operations have been combined with the Food and Support Services—North America segment. Previously, the Mexican operations were included in the Food and Support Services—International segment. All prior period segment information has been restated to reflect the new reporting structure. Management believes this new presentation enhances the utility of the segment information, as it reflects the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s current management structure and operating organization. The financial effect of this segment realignment was not material.

Food and Support Services—North America operating income for the nine months ended July 1, 2011 includes other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of the Company’s investment (possessory interest) in certain assets at one of the Company’s NPS sites in the Sports & Entertainment sector, severance related expenses of $3.2 million and a favorable risk insurance adjustment of $0.9 million related to favorable claims experience.

Food and Support Services—International operating income for the three months ended July 1, 2011 includes a gain on the sale of land in Chile of $1.7 million and severance related expenses of $1.7 million. Operating income for the nine months ended July 1, 2011 includes a gain of $6.4 million related to the divestiture of the Company’s 67% ownership interest in the security business of its Chilean subsidiary (see Note 2), favorable non-income tax settlements in the U.K. of $5.3 million, a goodwill and other intangible assets impairment charge of $5.3 million related to the India operations (see Note 5), a gain on the sale of land in Chile of $1.7 million and severance related expenses of $11.4 million. Operating income for the nine months ended July 2, 2010 includes favorable non-income tax settlements in the U.K. of $3.2 million.

Uniform and Career Apparel operating income for the nine months ended July 1, 2011 includes a gain of $2.6 million related to a property settlement pursuant to an eminent domain claim, a favorable risk insurance adjustment of $4.8 million related to favorable claims experience and severance related expenses of $1.3 million.

Corporate expenses for the nine months ended July 1, 2011 include severance related expenses of $1.0 million and share-based compensation expense (see Note 9).

Interest and Other Financing Costs, net, for the three and nine months ended July 1, 2011 includes a write-off of deferred financing fees of $2.1 million related to the amendment that extended the U.S. dollar denominated portion of the revolving credit facility (see Note 6). For the nine months ended July 1, 2011, Interest and Other Financing Costs, net, also includes interest income of $14.1 million related to favorable non-income tax settlements in the U.K. For the nine months ended July 2, 2010, Interest and Other Financing Costs, net, includes $8.3 million of third-party costs related to the amendment of the senior secured credit agreement that extended the maturity date of $1,407.4 million of outstanding U.S. denominated term loan and interest income of approximately $4.3 million related to favorable non-income tax settlements in the U.K.

(13)	NEW ACCOUNTING STANDARD UPDATES:

In June 2009, the FASB issued an accounting standard update which amends certain requirements for enterprises involved with variable interest entities to improve financial reporting and to provide more relevant and reliable information to users of financial statements. The Company adopted this standard in the first quarter of fiscal 2011, the effect of which was not material.

In June 2009, the FASB issued an accounting standard update regarding transfers of financial assets which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The Company adopted this accounting standard update in the first quarter of fiscal 2011, which impacts the Company’s accounting for its Receivables Facility (see Note 10).

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

In May 2011, the FASB issued an accounting standard update that is intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The new standard does not extend the use of fair value but rather provides clarification of existing guidance and additional disclosures. The guidance is effective prospectively for the Company beginning in the second quarter of fiscal 2012. The Company is currently evaluating the impact of this pronouncement.

In June 2011, the FASB issued an accounting standard update that modifies the presentation of comprehensive income in the financial statements. The standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance is effective retrospectively for the Company beginning for interim periods in fiscal 2013. The Company is currently evaluating the disclosure impact of this pronouncement.

(14)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $88.0 million at July 1, 2011 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, the Company does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at July 1, 2011.

We have recently been informed that an Illinois state civil action has been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleges, among other things, that the subsidiary has not complied with the requirement to contract with minority-owned and women-owned businesses in connection with its contracts with Cook County and seeks monetary damages. The Company intends to vigorously defend the action.

From time to time, the Company is a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims statutes, contractual disputes, antitrust and competition laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations, or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations, or cash flows.

(15)	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recurring Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s borrowings at July 1, 2011 and October 1, 2010 was $5,853.3 million and $5,290.1 million, respectively. The carrying value of the Company’s borrowings at July 1, 2011 and October 1, 2010 was $5,851.1 million and $5,401.8 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The increase in the carrying value of the Company’s debt is primarily due to the adoption of the new accounting standards update on transfers of financial assets as the Company’s sale of eligible receivables are now accounted for as secured borrowings (see Note 10) and an increase in borrowings on the extended U.S. Dollar revolving credit facility. At July 1, 2011 and October 1, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	July 1, 2011				October 1, 2010
	Level 1	Level 2	Level 3	Total	Total
Assets:
Undivided retained interest in receivables sold under the Company’s Receivable Facility	$—	$—	$—	$—	$253,331
Gasoline and diesel fuel hedge agreements	—	563	—	563	179

Total assets measured at fair value on a recurring basis	$—	$563	$—	$563	$253,510

Liabilities:
Interest rate swap agreements	$—	$109,648	$—	$109,648	$190,156
Cross currency swap agreements	—	48,266	—	48,266	38,261
Natural gas hedge agreements	—	49	—	49	152
Gasoline and diesel fuel hedge agreements	—	—	—	—	20
Foreign currency forward exchange contracts	—	1,625	—	1,625	2,065

Total liabilities measured at fair value on a recurring basis	$—	$159,588	$—	$159,588	$230,654

Common Stock Subject to Repurchase	$—	$—	$157,925	$157,925	$184,736

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for the nine months ended July 1, 2011 (in thousands):

Common Stock Subject to Repurchase
Balance at October 1, 2010	$184,736
Net realized gains/(losses) included in earnings	—
Net purchases, issuances and settlements	(7,338)
Change in fair market value of common stock of the Parent Company	(19,473)

Balance at July 1, 2011	$157,925

The decline in the fair value of the common stock of the Parent Company is related to the effect of the dividend paid to the Parent Company shareholders (see Note 17).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(16)	NONCONTROLLING INTEREST:

During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC, an online and mobile food ordering service, for consideration of $50.0 million in cash. The carrying value of the noncontrolling ownership interest sold at the time of the transaction was approximately $30.9 million, which resulted in an increase to “Noncontrolling interest” in the Condensed Consolidated Balance Sheet. The difference between the consideration received, the carrying value of the noncontrolling ownership sold, the related tax consequences of the sale, and the fees incurred on the sale of the noncontrolling interest resulted in an increase of approximately $0.2 million to “Capital surplus” in the Condensed Consolidated Balance Sheet. The Company incurred approximately $1.6 million of pretax transaction-related costs, of which approximately $1.0 million was paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners. The Company is in the process of finalizing the working capital adjustment pursuant to the terms of the sale agreement.

The following table presents the changes from net income (loss) attributable to ARAMARK shareholder and transfers from the noncontrolling interest:

	Three Months Ended July 1, 2011	Nine Months Ended July 1, 2011
Net income (loss) attributable to ARAMARK shareholder	$(512)	$58,279
Transfers from the noncontrolling interest
Increase in ARAMARK’s capital surplus from the sale of shares in Seamless North America, LLC	162	162

Net transfers from noncontrolling interest	162	162

Change from net income (loss) attributable to ARAMARK shareholder and transfer from noncontrolling interest	$(350)	$58,441

(17)	ARAMARK HOLDINGS CORPORATION (PARENT COMPANY):

ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 210.8 million common shares issued and approximately 203.1 million common shares outstanding as of July 1, 2011.

On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the Parent Company Notes). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, 8.50% Senior Notes due 2015, Senior Floating Rate Notes due 2015 and 5.00% Senior Notes due 2012. The Parent Company is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to its outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the 8.50% Senior Notes due 2015 and the Senior Floating Rate Notes due 2015. If the Company does not have sufficient covenant capacity to distribute such amounts to the Parent Company, the Parent Company will have the ability to pay the interest on the Parent Company Notes through the issuance of additional notes.

The Parent Company used the net proceeds from the offering of the Parent Company Notes, along with $132.7 million in borrowings by the Company under the extended U.S. Dollar revolving credit facility, which were paid as dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation, to pay an approximately $711 million dividend ($3.50 per share) to the Parent Company’s shareholders and to pay fees and expenses related to the issuance of the Parent Company Notes. Third party costs directly attributable to the Parent Company Notes were approximately $14.6 million, of which approximately $8.3 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

At July 1, 2011, ARAMARK Holdings Corporation had long-term borrowings of $594.2 million, net of discount, interest payable of $10.4 million and unamortized deferred financing costs on the Parent Company Notes of $14.1 million. For the three and nine months ended July 1, 2011, ARAMARK Holdings Corporation recorded Interest and Other Financing Costs, net, of $11.1 million in both periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(18)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

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

During the third quarter of fiscal 2011, Seamless North America, LLC was removed as a guarantor of the 8.50% senior notes due 2015 and senior floating notes due 2015 due to the terms of the sale agreement (see Note 16).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

July 1, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$23.4	$34.4	$37.1	$—	$94.9
Receivables	1.1	293.9	961.3	—	1,256.3
Inventories, at lower of cost or market	15.8	367.3	79.5	—	462.6
Prepayments and other current assets	37.6	111.8	77.5	—	226.9

Total current assets	77.9	807.4	1,155.4	—	2,040.7

Property and Equipment, net	39.2	766.9	223.4	—	1,029.5
Goodwill	173.1	3,896.8	624.0	—	4,693.9
Investment in and Advances to Subsidiaries	6,953.5	352.9	268.9	(7,575.3)	—
Other Intangible Assets	53.8	1,478.6	281.2	—	1,813.6
Other Assets	80.5	535.0	342.2	(2.0)	955.7

	$7,378.0	$7,837.6	$2,895.1	$(7,577.3)	$10,533.4

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.7	$9.6	$45.6	$—	$55.9
Accounts payable	150.8	229.4	285.7	—	665.9
Accrued expenses and other liabilities	272.0	628.9	270.3	0.1	1,171.3

Total current liabilities	423.5	867.9	601.6	0.1	1,893.1

Long-Term Borrowings	5,043.9	25.9	725.5	—	5,795.3
Deferred Income Taxes and Other Noncurrent Liabilities	328.6	741.9	161.2	—	1,231.7
Intercompany Payable	—	5,868.6	992.8	(6,861.4)	—
Common Stock Subject to Repurchase	157.9	—	—	—	157.9
Total Equity	1,424.1	333.3	414.0	(716.0)	1,455.4

	$7,378.0	$7,837.6	$2,895.1	$(7,577.3)	$10,533.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

October 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$79.4	$33.0	$48.5	$—	$160.9
Receivables	1.5	244.3	697.2	—	943.0
Inventories, at lower of cost or market	16.9	360.0	71.0	—	447.9
Prepayments and other current assets	11.7	123.7	70.9	—	206.3

Total current assets	109.5	761.0	887.6	—	1,758.1

Property and Equipment, net	41.6	810.6	220.4	—	1,072.6
Goodwill	173.1	3,896.4	481.2	—	4,550.7
Investment in and Advances to Subsidiaries	6,667.0	107.5	243.7	(7,018.2)	—
Other Intangible Assets	60.8	1,605.1	247.7	—	1,913.6
Other Assets	89.4	527.6	311.9	(2.0)	926.9

	$7,141.4	$7,708.2	$2,392.5	$(7,020.2)	$10,221.9

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$5.7	$12.2	$33.7	$—	$51.6
Accounts payable	152.9	338.9	267.0	—	758.8
Accrued expenses and other liabilities	151.7	728.1	258.3	0.1	1,138.2

Total current liabilities	310.3	1,079.2	559.0	0.1	1,948.6

Long-Term Borrowings	4,824.7	29.4	496.1	—	5,350.2
Deferred Income Taxes and Other Noncurrent Liabilities	424.7	769.7	147.0	—	1,341.4
Intercompany Payable	—	5,583.9	1,054.2	(6,638.1)	—
Common Stock Subject to Repurchase	184.7	—	—	—	184.7
Total Equity	1,397.0	246.0	136.2	(382.2)	1,397.0

	$7,141.4	$7,708.2	$2,392.5	$(7,020.2)	$10,221.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended July 1, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$262.9	$2,027.3	$1,035.1	$—	$3,325.3

Costs and Expenses:
Cost of services provided	250.1	1,825.8	961.2	—	3,037.1
Depreciation and amortization	5.0	96.2	29.0	—	130.2
Selling and general corporate expenses	15.4	27.4	5.9	—	48.7
Interest and other financing costs	105.0	—	8.3	—	113.3
Expense allocation	(105.0)	94.4	10.6	—	—

	270.5	2,043.8	1,015.0	—	3,329.3

Income (Loss) before income taxes	(7.6)	(16.5)	20.1	—	(4.0)
Provision (Benefit) for Income Taxes	(2.0)	(5.1)	3.2	—	(3.9)
Equity in Net Income of Subsidiaries	5.5	—	—	(5.5)	—

Net income (loss)	(0.1)	(11.4)	16.9	(5.5)	(0.1)
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	0.4

Net income (loss) attributable to ARAMARK shareholder	$(0.1)	$(11.4)	$16.5	$(5.5)	$(0.5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended July 1, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$764.1	$6,140.1	$3,007.2	$—	$9,911.4

Costs and Expenses:
Cost of services provided	716.7	5,481.0	2,791.7	—	8,989.4
Depreciation and amortization	15.1	290.6	81.1	—	386.8
Selling and general corporate expenses	41.1	80.6	17.4	—	139.1
Interest and other financing costs	306.7	0.2	8.3	—	315.2
Expense allocation	(304.1)	282.6	21.5	—	—

	775.5	6,135.0	2,920.0	—	9,830.5

Income (Loss) before income taxes	(11.4)	5.1	87.2	—	80.9
Provision (Benefit) for Income Taxes	(3.1)	0.7	24.6	—	22.2
Equity in Net Income of Subsidiaries	67.0	—	—	(67.0)	—

Net income	58.7	4.4	62.6	(67.0)	58.7
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	0.4

Net income attributable to ARAMARK shareholder	$58.7	$4.4	$62.2	$(67.0)	$58.3

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended July 1, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$67.3	$35.6	$(144.3)	$(5.1)	$(46.5)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(7.6)	(139.0)	(45.4)	—	(192.0)
Disposals of property and equipment	0.9	7.2	4.3	—	12.4
Proceeds from divestitures	—	—	7.7	—	7.7
Acquisitions of businesses, net of cash acquired	—	(156.9)	—	—	(156.9)
Other investing activities	0.6	(12.2)	(1.3)	—	(12.9)

Net cash used in investing activities	(6.1)	(300.9)	(34.7)	—	(341.7)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	214.3	0.1	29.3	—	243.7
Payment of long-term borrowings	(5.5)	(10.0)	(11.7)	—	(27.2)
Net change in funding under the Receivables Facility	—	—	210.8	—	210.8
Dividends paid to Parent Company	(132.7)	—	—	—	(132.7)
Net proceeds from sale of subsidiary shares to noncontrolling interest	48.4	—	—	—	48.4
Proceeds from issuance of Parent Company common stock	4.0	—	—	—	4.0
Repurchase of Parent Company common stock	(15.1)	—	—	—	(15.1)
Other financing activities	(7.0)	(2.7)	—	—	(9.7)
Change in intercompany, net	(223.6)	279.3	(60.8)	5.1	—

Net cash provided by (used in) financing activities	(117.2)	266.7	167.6	5.1	322.2

Increase (decrease) in cash and cash equivalents	(56.0)	1.4	(11.4)	—	(66.0)
Cash and cash equivalents, beginning of period	79.4	33.0	48.5	—	160.9

Cash and cash equivalents, end of period	$23.4	$34.4	$37.1	$—	$94.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended July 2, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$103.9	$(44.5)	$237.8	$(2.0)	$295.2

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(9.0)	(123.6)	(40.2)	—	(172.8)
Disposals of property and equipment	1.1	16.1	3.7	—	20.9
Acquisitions of businesses, net of cash acquired	—	(6.8)	(77.5)	—	(84.3)
Other investing activities	(0.8)	1.3	(3.5)	—	(3.0)

Net cash used in investing activities	(8.7)	(113.0)	(117.5)	—	(239.2)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	—	4.8	—	4.8
Payment of long-term borrowings	(158.8)	(11.4)	(10.4)	—	(180.6)
Proceeds from issuance of Parent Company common stock	2.2	—	—	—	2.2
Repurchase of Parent Company stock	(8.7)	—	—	—	(8.7)
Other financing activities	(10.3)	(2.4)	—	—	(12.7)
Change in intercompany, net	(65.4)	174.9	(111.5)	2.0	—

Net cash provided by (used in) financing activities	(241.0)	161.1	(117.1)	2.0	(195.0)

Increase (Decrease) in cash and cash equivalents	(145.8)	3.6	3.2	—	(139.0)
Cash and cash equivalents, beginning of period	156.8	26.6	41.2	—	224.6

Cash and cash equivalents, end of period	$11.0	$30.2	$44.4	$—	$85.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended July 1, 2011 and July 2, 2010 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our fiscal 2010 Annual Report on Form 10-K filed with the SEC. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment.

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

Asset Impairment Determinations

Goodwill and the ARAMARK and Seamless trade names are indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level unless specific circumstances require evaluation at a lower level. Within the Food and Support Services—International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity.

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

Share-Based Compensation

We value our employee share-based awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the share-based awards and the risk-free interest rate. Since our stock is not publicly traded, the expected volatility is based on an average of the historical volatility of our competitors’ stocks over the expected term of the share-based awards. The dividend yield assumption is based on our history and expected future dividend payouts. The expected term of share-based awards represents the weighted-average period the share-based awards are expected to remain outstanding. The expected term was calculated using the simplified method permitted under SEC rules and regulations due to the lack of history. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the share-based awards on the grant date.

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

Management believes that the accounting estimate related to the expense of share-based awards is a critical accounting estimate because the underlying assumptions can change from time to time and, as a result, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period with respect to similar instruments.

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

We disclose the fair values of our assets and liabilities in Note 15 to the condensed consolidated financial statements. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of the Company’s derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our common stock subject to repurchase is derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

Accounts Receivable Securitization

In the first quarter of fiscal 2011, the Company adopted the new authoritative accounting guidance regarding transfers of financial assets. On a prospective basis, the Company is required to report its receivables securitization facility as a secured borrowing. The impact of the new accounting treatment upon adoption resulted in the recognition of both the receivables securitized under the program and the borrowings they collateralize on the Condensed Consolidated Balance Sheet. Prior to October 2, 2010, the funding transactions under the Receivables Facility were accounted for as a sale of receivables under the provisions of the authoritative accounting guidance. The Company’s debt covenants are not impacted by the balance sheet recognition of the secured borrowings, as borrowings under the Receivables Facility were always considered borrowings in the debt covenant calculations. Additionally, the Company’s Consolidated Statement of Cash Flows during fiscal 2011 reflect the final remittance of cash associated with the $220.9 million of receivables sold at October 1, 2010 and subsequently collected by the Company on behalf of the bank conduits as an operating cash outflow. Any subsequent borrowing activity with the bank conduits will now be treated as financing cash flows. The overall effect on the Condensed Consolidated Statement of Cash Flows was a reduction in cash from operating activities and an increase in cash from financing activities, whereas under the previous guidance, these cash flows were presented net as cash from operating activities (see Note 10 to the condensed consolidated financial statements).

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.

RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages, attributable to each operating segment, for the three and nine months ended July 1, 2011 and July 2, 2010 (dollars in millions).

	Three Months Ended				Nine Months Ended
	July 1, 2011		July 2, 2010		July 1, 2011		July 2, 2010
Sales by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$2,253.9	68%	$2,163.0	69%	$6,734.3	68%	$6,455.9	68%
Food and Support Services – International	698.0	21%	590.0	19%	2,047.7	21%	1,849.1	20%
Uniform and Career Apparel	373.4	11%	367.9	12%	1,129.4	11%	1,108.7	12%

	$3,325.3	100%	$3,120.9	100%	$9,911.4	100%	$9,413.7	100%

	Three Months Ended				Nine Months Ended
	July 1, 2011		July 2, 2010		July 1, 2011		July 2, 2010
Operating Income by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$69.2	63%	$57.8	61%	$286.0	72%	$250.8	74%
Food and Support Services – International	22.8	21%	19.1	20%	55.3	14%	58.5	17%
Uniform and Career Apparel	29.9	27%	26.4	28%	90.2	23%	69.4	21%

	121.9	111%	103.3	109%	431.5	109%	378.7	112%
Corporate	(12.6)	-11%	(8.0)	-9%	(35.5)	-9%	(40.1)	-12%

	$109.3	100%	$95.3	100%	$396.0	100%	$338.6	100%

Consolidated Overview

Sales of $3.3 billion for the third quarter of fiscal 2011 and $9.9 billion for the nine month period represented an increase of 7% and 5%, respectively. This increase is attributable to the positive impact of foreign currency translation (approximately 3% and 1%, respectively) and growth in the Education and Healthcare sectors of our Food and Support Services—North America segment, Ireland, Germany, Spain, Chile, Argentina and China in our Food and Support Services—International segment and the uniform rental and Galls businesses in our Uniform and Career Apparel segment. This increase more than offset the sales decline in our Sports & Entertainment sector of our Food and Support Services—North America segment and in the U.K. and Korea in our Food and Support Services—International segment. The positive impact of acquisitions for the third quarter of fiscal 2011 was 1%.

Operating income was $109.3 million and $396.0 million for the three and nine month periods of fiscal 2011 compared to $95.3 million and $338.6 million for the prior year periods, respectively. Operating income for the three and nine months of fiscal 2011 benefited from profit growth in the Healthcare sector and the Higher Education business, operational efficiencies in our uniform rental business and the positive impact of foreign currency translation (approximately 5% and 2%, respectively), which more than offset the profit decline in our Sports & Entertainment and Business & Industry sectors. The nine month period of fiscal 2011 includes a gain on the sale of the Company’s 67% ownership interest in the security business of its Chilean subsidiary, favorable non-income tax settlements in the U.K., a goodwill and other intangible assets impairment charge, severance related charges and other income related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector and a favorable risk insurance adjustment, which net to income for the nine month period of approximately $3.0 million.

Interest and other financing costs, net, for the three month period of fiscal 2011 increased approximately $4.5 million from the prior year period primarily due to higher interest rates and the write-off of deferred financing fees of $2.1 million related to the amendment that extended the U.S. dollar denominated portion of the revolving credit facility, which more than offset lower average debt levels. Interest and other financing costs, net, for the nine month period of fiscal 2011 decreased approximately $20.6 million from the prior year period primarily due to lower average debt levels, the increase in interest income related to the $14.1 million of favorable non-income tax settlements in the U.K. recorded in the second quarter of fiscal 2011 and $8.3 million of third-party costs incurred in the second quarter of fiscal 2010 related to the amendment that extended $1,407.4 million of outstanding U.S. denominated term loan. These decreases were partially offset by the increase in interest rates mainly due to the amendment that extended $1,407.4 million of outstanding U.S. denominated term loan in the second quarter of fiscal 2010.

The Company recorded a benefit for income taxes of $3.8 million on pretax loss of ($4.0) million for the three months ended July 1, 2011 as compared to a benefit for income taxes of $7.2 million on pretax loss of ($13.5) million in the prior year period. The Company recorded a provision for income taxes of $22.2 million on pretax income of $80.8 million for the nine months ended fiscal 2011 as compared to a benefit for income taxes of $6.7 million on pretax income of $2.9 million for the nine months of fiscal 2010. The Company calculated the provision (benefit) for income taxes for the third quarter and nine month period of fiscal 2011 using an estimated annual effective tax rate compared to using actual year-to-date results for the third quarter and nine month period of fiscal 2010. Net income (loss) for the three and nine month periods of fiscal 2011 was ($0.1) million and $58.6 million, compared to ($6.3) million and $9.6 million in the prior year periods, respectively. Net income attributable to noncontrolling interest for the three and nine month periods of fiscal 2011 was $0.4 million for both periods.

Segment Results

The following tables present a fiscal 2011/2010 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions):

	Three Months Ended				Nine Months Ended
Sales by Segment	July 1, 2011	July 2, 2010	Change		July 1, 2011	July 2, 2010	Change
			$	%			$	%
Food and Support Services – North America	$2,253.9	$2,163.0	90.9	4%	$6,734.3	$6,455.9	278.4	4%
Food and Support Services – International	698.0	590.0	108.0	18%	2,047.7	1,849.1	198.6	11%
Uniform and Career Apparel	373.4	367.9	5.5	1%	1,129.4	1,108.7	20.7	2%

	$3,325.3	$3,120.9	$204.4	7%	$9,911.4	$9,413.7	$497.7	5%

	Three Months Ended				Nine Months Ended
Operating Income by Segment	July 1, 2011	July 2, 2010	Change		July 1, 2011	July 2, 2010	Change

			$	%			$	%
Food and Support Services – North America	$69.2	$57.8	11.4	20%	$286.0	$250.8	35.2	14%
Food and Support Services – International	22.8	19.1	3.7	20%	55.3	58.5	(3.2)	-6%
Uniform and Career Apparel	29.9	26.4	3.5	13%	90.2	69.4	20.8	30%
Corporate	(12.6)	(8.0)	(4.6)	58%	(35.5)	(40.1)	4.6	12%

	$109.3	$95.3	$14.0	15%	$396.0	$338.6	$57.4	17%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for the three and nine month periods of fiscal 2011 increased 4% over the prior year periods for both periods as growth in the Education and Healthcare sectors more than offset the decline in the Sports & Entertainment sector. The Business & Industry sector had a low-single digit sales decline for the third quarter of fiscal 2011 as sales in the prior year related to the contract to provide support services, including temporary accommodations and feeding, for the Canadian security detail that served the G-8 and G-20 meetings in Toronto more than offset base business growth. For the nine month period of 2011, the Business & Industry sector had low-single digit sales growth resulting from base business growth in our food and facilities services businesses. The Education sector had high-single digit sales growth for the third quarter and nine month period of fiscal 2011 due to base and net new business growth in our Higher Education food and facilities services businesses. The Education sector also benefited from net new business growth in our K-12 food and facilities services businesses. In our Healthcare sector, we had low-double digit sales growth for the third quarter and mid-single digit sales growth for the nine month period of fiscal 2011, primarily due to base business growth across the sector and acquisitions. Our Sports & Entertainment sector had a low-single digit sales decline for the third quarter and mid-single digit sales decline for the nine month period of fiscal 2011 as growth in our National Hockey League venues was more than offset by a reduction in the number of shows in our amphitheaters, the impact of prior year lost business and sales in the prior year related to the Winter Olympics.

Operating income in the Food and Support Services—North America segment was $69.2 million for the third quarter of fiscal 2011 compared to $57.8 million in the prior year period as profit growth in Higher Education and the Healthcare sector and the positive impact of foreign currency translation (approximately 2%) more than offset the profit decline in the Business & Industry and Sports & Entertainment sectors. Operating income in the Food and Support Services—North America segment was $286.0 million for the nine month period of fiscal 2011 compared to $250.8 million in the prior year period as profit growth in Higher Education and the Healthcare sector, the positive impact of foreign currency translation (approximately 1%) and other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector more than offset the profit decline in our Business & Industry and Sports & Entertainment sectors.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the three and nine month periods of fiscal 2011 were $698.0 million and $2.0 billion, an increase of 18% and 11% compared to the prior year periods, respectively. The increase is attributable to the growth in Ireland, Germany, Spain, Chile, Argentina and China, which more than offset the sales decline in the U.K. and Korea. In addition, foreign currency translation had a positive impact on sales for the three and nine month periods of fiscal 2011 of approximately 12% and 4%, respectively.

Operating income for the third quarter of fiscal 2011 was $22.8 million, up 20% from the prior year quarter as the positive impact of foreign currency translation (approximately 16%), profit growth in Germany, cost reduction efforts in the U.K. and the gain on the sale of land in Chile (approximately $1.7 million) more than offset severance related charges (approximately $1.7 million). For the nine month period of fiscal 2011, operating income was $55.3 million, down 6% over the prior year period as the positive impact of foreign currency translation (approximately 4%) was more than offset by the profit declines in China and Chile. In addition, severance related charges and the goodwill and other intangible assets impairment charge related to our India operations more than offset the gain on the sale of our 67% ownership interest in a security business in our Chilean subsidiary, favorable non-income tax settlements in the U.K. and a gain on the sale of land in Chile, which net to a loss in the nine month period of approximately $3.3 million.

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, sales for the three and nine month periods of fiscal 2011 were $373.4 million and $1.1 billion, up 1% and 2% from the prior year periods, respectively, primarily due to growth in our uniform rental base business.

Operating income for the third quarter of fiscal 2011 was $29.9 million compared to $26.4 million in the prior year period. For the nine month period of fiscal 2011, operating income was $90.2 million compared to $69.4 million in the prior year period. Operating income in both periods was positively impacted by operational efficiencies across the segment. Operating income in the nine month period of fiscal 2011 also benefited from a gain of $2.6 million related to a property settlement pursuant to an eminent domain claim, a favorable risk insurance adjustment of $4.8 million related to favorable claims experience, and profit improvement in our Galls business.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $12.6 million for the three month period of fiscal 2011, compared to $8.0 million in the prior year period. The increase is mainly due to the increase in share-based compensation expense related to Performance-Based Options and Installment Stock Purchase Opportunities (see Note 9 to the condensed consolidated financial statements). For the nine month period of fiscal 2011, corporate expenses were $35.5 million compared to $40.1 million for the prior year period. The decrease is mainly due to the decrease in share-based compensation expense related to Performance-Based Options (see Note 9 to the condensed consolidated financial statements) offset by charges for headcount reductions.

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

Cash provided by (used in) operating activities was ($46.5) million in the nine month period of fiscal 2011 compared to $295.2 million in the comparable nine month period of fiscal 2010. The principal components (in millions) of the net change of $341.7 million were:

• Increase in the total of net income and noncash charges	$70.7
• Decrease in accounts receivable sale proceeds	(232.4)
• Increased working capital requirements	(152.0)
• Other, net	(28.0)

$(341.7)

The increase in the total of net income and noncash charges results mainly from the overall growth of the business and higher operating results of the Company, as discussed above. Cash flows used in operating activities include an increase in accounts receivable of $220.9 million associated with the Company’s adoption of the new authoritative accounting guidance related to the transfer of financial assets in the first quarter of fiscal 2011 (see Note 10 to the condensed consolidated financial statements). Effective October 2, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are now accounted for as secured borrowings. Cash flows after October 2, 2010 associated with the Receivables Facility are presented as financing activities. During the nine months ended July 1, 2011, the Company’s accounts receivable increased by $220.9 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the secured borrowings associated with the Receivables Facility increased by $210.8 million resulting in a cash inflow being reported in the financing section of the condensed consolidated statement of cash flows. As expected and consistent with historical patterns, working capital was a use of cash for us during the nine month period of fiscal 2011. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $25.3 million), primarily due to the overall growth of the business and timing of collections, Inventory (approximately $29.5 million) due to growth of the business, Accounts Payable (approximately $34.6 million) due to timing of disbursements and Accrued Expenses (approximately $54.4 million) due to the timing of customer advanced payments and commissions as compared to the prior year period. The “Other, net” caption reflects adjustments to net income related to nonoperating gains and losses.

During the second quarter of fiscal 2011, ARAMARK Clinical Technology Services, LLC, a subsidiary of the Company, purchased the common stock of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.5 million (see Note 2 to the condensed consolidated financial statements). Also acquired in the transaction were ReMedPar, an independent provider of sourced and refurbished medical equipment parts, and MESA, an integrated repair and maintenance services provider in 12 European countries. During the first quarter of fiscal 2010, the Company completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.3 million in cash. During the second quarter of fiscal 2011, the Company completed the sale of the Company’s 67% ownership interest in a security business in its Chilean subsidiary for approximately $7.7 million in cash and future consideration of approximately $4 million. During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC, an online and mobile food ordering service, for consideration of $50.0 million in cash (see Note 16 to the condensed consolidated financial statements).

During the second quarter of fiscal 2011, the Company received proceeds of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector. During the second quarter of fiscal 2010, approximately $8.3 million of third-party costs directly attributable to the amendment that extended $1,407.4 million of outstanding U.S. denominated term loan were expensed and included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $7.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners. In June 2010, the Company made an optional prepayment of outstanding un-extended U.S. denominated term loan of $150.0 million.

On April 18, 2011, the Company entered into an Amendment Agreement to the Amended and Restated Credit Agreement that extends, from January 2013 to January 2015, the maturity of, and increases, from $435 million to $500 million, the U.S. Dollar denominated portion of its existing revolving credit facility. The other revolving credit facilities available to the Company under its existing senior secured credit agreement, which total $165 million and are available in both U.S. dollars and other foreign currencies, were not extended and remain unchanged. Any commitments from existing lenders in the U.S. dollar facility that were not extended have been terminated, which resulted in a write-off of deferred financing fees of approximately $2.1 million. Existing lenders that extended the U.S. Dollar denominated portion of their existing revolving credit facility include entities affiliated with GS Capital Partners and J.P. Morgan Partners. As a result of the extension, the Company’s aggregate revolver capacity under the senior secured credit agreement will be $665 million through January 2013 and $500 million from January 2013 through the January 2015 extended maturity date. From and after the effective date of the Amendment Agreement, borrowings under the new U.S. revolving facility have an applicable margin of 3.25% for Eurocurrency rate borrowings and 2.25% for base-rate borrowings. The new U.S. revolving facility has an unused commitment fee of 0.50% per annum. The maturity date of the U.S. revolving facility will accelerate from January 26, 2015 to October 26, 2013 if non-extended term loans in excess of $250 million remain outstanding on October 26, 2013. The non-extended term loans are due on January 26, 2014. In addition, the maturity date of the new U.S. revolving facility will accelerate to October 31, 2014 if any of the Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 remain outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 or senior floating rate notes due 2015 mature on February 1, 2015. All other terms are substantially similar to the terms of the existing revolving credit facilities. Commitment fees and third party costs directly attributable to the amendment were approximately $7.2 million, of which approximately $3.9 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the Parent Company Notes). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, 8.50% Senior Notes due 2015, Senior Floating Rate Notes due 2015 and 5.00% Senior Notes due 2012. The Parent Company is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to its outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the 8.50% Senior Notes due 2015 and the Senior Floating Rate Notes due 2015. If the Company does not have sufficient covenant capacity to distribute such amounts to the Parent Company, the Parent Company will have the ability to pay the interest on the Parent Company Notes through the issuance of additional notes. The Parent Company used the net proceeds from the offering of the Parent Company Notes, along with $132.7 million in borrowings by the Company under the extended U.S. Dollar revolving credit facility, which were paid as dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation, to pay an approximately $711 million dividend to the Parent Company’s shareholders and to pay fees and expenses related to the issuance of the Parent Company Notes. Third party costs directly attributable to the Parent Company Notes were approximately $14.6 million, of which approximately $8.3 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

The Company’s 5.00% senior unsecured notes, contractually due in June 2012, have been classified as noncurrent in the accompanying condensed consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Amended and Restated Credit Agreement.

Management believes that the Company’s cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $413.7 million and $432.2 million at July 29, 2011 and July 1, 2011, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations and other cash needs. While we believe we enjoy a strong liquidity position overall, the Company will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe are economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company is closely monitoring its cash flow as well as the condition of the capital markets in order to respond to changing conditions.

As of July 1, 2011, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $1,333.7 million (un-extended) and $1,407.4 million (extended); a yen denominated term loan to the Company in the amount of ¥5,178.1 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $162.8 million; a Euro denominated term loan to an Irish subsidiary in an amount of €42.0 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £116.5 million; and a Euro denominated term loan to German subsidiaries in the amount of €64.9 million. As of July 1, 2011, there was approximately $460.1 million outstanding in foreign currency borrowings.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of July 1, 2011, we were in compliance with these covenants.

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

The following is a reconciliation of net income (loss) attributable to ARAMARK shareholder, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the senior secured credit agreement and indenture.

(dollars in millions)	Three Months Ended July 1, 2011	Three Months Ended April 1, 2011	Three Months Ended December 31, 2010	Three Months Ended October 1, 2010	Twelve Months Ended July 1, 2011
Net income (loss) attributable to ARAMARK shareholder	$(0.5)	$20.4	$38.4	$21.1	$79.4
Interest and other financing costs, net	113.3	92.8	109.1	108.8	424.0
Provision (benefit) for income taxes	(3.8)	9.7	16.2	6.4	28.5
Depreciation and amortization	130.2	128.8	127.9	126.8	513.7

EBITDA	239.2	251.7	291.6	263.1	1,045.6
Share-based compensation expense (1)	5.4	3.0	3.4	4.0	15.8
Unusual or non-recurring (gains)/losses (2)	—	(1.1)	(7.8)	—	(8.9)
Pro forma EBITDA for equity method investees (3)	4.1	7.3	7.2	4.9	23.5
Pro forma EBITDA for certain transactions (4)	—	(0.3)	2.8	1.4	3.9
Seamless North America, LLC EBITDA (5)	(3.6)	(4.3)	(5.4)	(3.1)	(16.4)
Other (6)	3.3	4.9	10.9	0.5	19.6

Adjusted EBITDA	$248.4	$261.2	$302.7	$270.8	$1,083.1

(1)	Represents share-based compensation expense resulting from the application of accounting for stock options, Installment Stock Purchase Opportunities and deferred stock unit awards (see Note 9 to the condensed consolidated financial statements).
(2)	During the three months ended April 1, 2011, the Company realized a $6.4 million gain on the sale of its 67% ownership interest in a security business in our Chilean subsidiary (see Note 2 to the condensed consolidated financial statements) and recorded a $5.3 million goodwill and other intangible assets impairment charge related to our India operations (see Note 5 to the condensed consolidated financial statements). During the three months ended December 31, 2010, the Company recognized other income related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.
(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Represents the annualizing of estimated EBITDA from acquisitions and divestitures made during the period.
(5)	During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC. The terms of the sale agreement stipulated that Seamless North America, LLC cease to qualify as a Restricted Subsidiary under the senior secured credit agreement, and as a result, its EBITDA for all periods presented must be excluded from the Company’s consolidated Adjusted EBITDA.
(6)	Other includes certain other miscellaneous items (the three months ended July 1, 2011, April 1, 2011 and December 31, 2010 include approximately $2.3 million, $4.5 million and $10.1 million, respectively, of severance and other related costs incurred by the Company).

Our covenant requirements and actual ratios for the twelve months ended July 1, 2011 are as follows:

	Covenant Requirements		Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	4.75	x	3.41	x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00	x	2.60	x

(1)	Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our lenders failed to waive any such default, would also constitute a default under our indenture.

(2)	Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions (including the Transaction) and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares or shares acquired through exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of July 1, 2011 was $157.9 million, which is based on approximately 12.4 million shares of common stock of the Parent Company valued at $12.69 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contain limitations on the amount the Company can expend for such share repurchases.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount of the Receivables Facility is $250 million, which expires in January 2013. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. Effective October 2, 2010 under the new authoritative accounting guidance, the Company’s sale of eligible accounts receivable is now accounted for as a secured borrowing. As of July 1, 2011, approximately $210.8 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.

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

We have recently been informed that an Illinois state civil action has been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleges, among other things, that the subsidiary has not complied with the requirement to contract with minority-owned and women-owned businesses in connection with its contracts with Cook County and seeks monetary damages. The Company intends to vigorously defend the action.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of July 1, 2011 has not materially changed from October 1, 2010 (See Item 7A of our Annual Report on Form 10-K for the year ended October 1, 2010). See Note 7 of the condensed consolidated financial statements for a discussion of the Company’s derivative instruments. See Note 6 for the disclosure regarding a change in the Company’s debt structure. See Note 15 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of July 1, 2011.

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

ITEM 5.	OTHER INFORMATION

Stock options granted under the Parent Company’s 2007 Management Stock Incentive Plan have been, and will in the future be, awarded pursuant to a Non-Qualified Stock Option Agreement with the Parent Company (the “Option Agreement”). On August 10, 2011, the Board of Directors of the Parent Company approved a revised Schedule 1 to the form of Option Agreement that reflects that the first annual EBIT performance target for future grants will be that for fiscal 2012 which will be set within 90 days of the start of fiscal 2012 pursuant to the terms of the Option Agreement.

Andrew Kerin, Executive Vice President of the Company, Group President, Global Food, Hospitality and Facility Services, and one of the Company’s named executive officers, gave notice of his intent to resign his position as Executive Vice President of the Company on August 5, 2011. In connection with this notice, on August 8, 2011, the Company entered into a letter agreement (the “Agreement”) with Mr. Kerin. Under the Agreement, Mr. Kerin ceased to be an officer of the Company effective August 8, 2011 but will continue to be an employee of the Company and Group President, Global Food, Hospitality and Facility Services until March 9, 2012. Under the Agreement, Mr. Kerin will receive his base salary for eighteen months following March 9, 2012 and will receive a bonus for fiscal 2011 of at least $600,000. Mr. Kerin will also receive a lump sum payment of $300,000 in December 2012. Mr. Kerin also will continue to receive his health benefits and car allowance during this eighteen month period. Mr. Kerin will be subject to a non-competition agreement for two years from March 9, 2012. The Agreement is attached hereto as Exhibit 10.9 and incorporated herein by reference.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings” for a description of the Company’s legal proceedings.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Amendment Agreement No. 1, dated as of April 18, 2011, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 18, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.2	Indenture, dated as of April 18, 2011, among ARAMARK Holdings Corporation and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 18, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.3	Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.4	Form of Non Qualified Installment Stock Purchase Opportunity Agreement (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.5	Form of Non Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.6	Form of Amendment to outstanding Non Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.7	Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.8	Schedule 1 to Form of Non-Qualified Stock Option Agreement (beginning with 2012 EBIT targets).

10.9	Separation Letter Agreement entered into on August 8, 2011 between ARAMARK Holdings Corporation and Andrew C. Kerin.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended July 1, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of July 1, 2011 and October 1, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended July 1, 2011 and July 2, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended July 1, 2011 and July 2, 2010; (iv) Condensed Consolidated Statement of Equity for the nine months ended July 1, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

August 11, 2011	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	Amendment Agreement No. 1, dated as of April 18, 2011, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 18, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.2	Indenture, dated as of April 18, 2011, among ARAMARK Holdings Corporation and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 18, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.3	Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.4	Form of Non Qualified Installment Stock Purchase Opportunity Agreement (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.5	Form of Non Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.6	Form of Amendment to outstanding Non Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.7	Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-16807)).

10.8	Schedule 1 to Form of Non-Qualified Stock Option Agreement (beginning with 2012 EBIT targets).

10.9	Separation Letter Agreement entered into on August 8, 2011 between ARAMARK Holdings Corporation and Andrew C. Kerin.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended July 1, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of July 1, 2011 and October 1, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended July 1, 2011 and July 2, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended July 1, 2011 and July 2, 2010; (iv) Condensed Consolidated Statement of Equity for the nine months ended July 1, 2011; and (v) Notes to Condensed Consolidated Financial Statements.