Form 10-K
period 2011-09-30
ARAMARK CORP
filed 2011-12-15
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established public trading market for any of the common stock of the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of April 1, 2011 was $-0-. As of November 25, 2011, the common stock of the registrant was owned by ARAMARK Intermediate Holdco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

None

Item 1.

BUSINESS

Overview

ARAMARK Corporation (“ARAMARK,” the “Company,” “we” or “us”) is a leading provider of a broad range of managed services to business, educational, healthcare and governmental institutions and sports, entertainment and recreational facilities.

In the United States, we are one of the largest food, hospitality and facility services companies, and in most of the other countries in which we operate, we are one of the leading providers. Our uniform and career apparel business is the second largest in the United States and provides both rental and direct marketing services. Through our geographic presence and our approximately 250,000 employees (including seasonal employees), we serve thousands of clients and millions of customers in 22 countries around the world. In this Annual Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2011,” which refers to our fiscal year ended September 30, 2011.

Segment and geographic information is incorporated by reference to Note 15 to the consolidated financial statements.

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

Fiscal 2011 Acquisitions and Divestitures

During fiscal 2011, the Company completed the acquisition of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.5 million (see Note 3 to the consolidated financial statements). On October 3, 2011, the Company acquired all of the outstanding shares of Filterfresh, a refreshment services company, for cash consideration of approximately $148.9 million.

During fiscal 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, LLC, (“Galls”) for approximately $75.0 million in cash. Galls is accounted for as a discontinued operation in the accompanying consolidated financial statements (see Note 2 to the consolidated financial statements). The Company also completed the sale of its 67% ownership interest in the security business of its Chilean subsidiary for approximately $11.6 million in cash during fiscal 2011 (see Note 3 to the consolidated financial statements). The Company also sold a noncontrolling interest in Seamless North America, LLC, an online and mobile food ordering service, for consideration of $50.0 million in cash during fiscal 2011 (see Note 18 to the consolidated financial statements).

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

Food and Support Services

Our Food and Support Services group manages a number of interrelated services—including food, hospitality and facility services—for businesses, healthcare facilities, school districts, colleges and universities, sports, entertainment and recreational venues, conference and convention centers, national and state parks and correctional institutions. In fiscal 2011, our Food and Support Services—North America segment generated $9.0 billion in sales, or 69% of our total sales, and our Food and Support Services—International segment generated $2.7 billion in sales, or 21% of our total sales. No individual client represents more than 1% of our consolidated sales, other than, collectively, a number of U.S. government agencies.

We are the exclusive provider of food and beverage services at most of the locations we serve and are responsible for hiring, training and supervising substantially all of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals), our clients generally provide us access to customers, namely their employees, students and patients. At sports, entertainment and recreational facilities, which include convention centers, our clients generally are responsible for attracting patrons, usually on an event-specific basis. We focus on new business development, client retention and sales growth at existing locations through marketing efforts directed toward customers and potential customers at the locations we serve.

Industry Overview

The food and support service industry involves the supply of food and beverage services and facility services to a range of clients, including businesses, educational, governmental, correctional and healthcare facilities, and operators of sports, entertainment and recreational facilities in a variety of formats and service levels.

Although we provide a range of services and call on a wide variety of clients, in recent years the food and support services industry has experienced some consolidation. We believe that other recent dynamics in the food and support services industry include continued growth in the outsourcing of food service and facilities management as a result of:

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

Customers and Services—North America Segment

Our Food and Support Services—North America segment serves a number of client sectors in the United States, Canada and Mexico, distinguished by the types of customers served and types of services offered. Our Food and Support Services operations focus on serving clients in four principal sectors:

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

Sports and Entertainment. We provide concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve 149 professional (including minor league affiliates) and college sports teams, including 37 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We also serve 27 convention and civic centers, 17 national and state parks and other resort operations, plus numerous concert venues, entertainment complexes and other popular tourist attractions in the United States and Canada.

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

Healthcare. We provide a wide range of non-clinical support services to approximately 1,100 healthcare and senior living facilities in the United States and Canada. We offer healthcare organizations a single source provider for managed service solutions, including patient food and nutrition services, retail food services, clinical equipment maintenance, environmental services, laundry and linen distribution, plant operations, energy management, strategic/technical services, supply chain management and central transportation.

Customers and Services—International Segment

Our Food and Support Services—International segment provides a similar range of services as that provided to our Food and Support Services—North America segment clients and operates in several sectors, including business and industry, sports and entertainment, healthcare and education. We have operations in 19 countries outside North America. Our largest international operations are in the United Kingdom, Germany, Chile, Ireland and Spain, and in each of these countries we are one of the leading food service providers. We also have operations in other countries, including China, Belgium, South Korea and Argentina, and we own 50% of AIM Services Co., Ltd., a leader in providing outsourced food services in Japan. The clients we serve in this segment are typically similar to those served in the North America segment and vary by country depending upon local dynamics and conditions. There are particular risks attendant with our international operations. Please see the “Risk Factors” section.

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

Our relationship with SYSCO is important to our operations. In fiscal 2011, SYSCO distributed approximately 60.3% of our food and non-food products in the United States and Canada, and we believe that we are one of SYSCO’s largest customers. However, we believe that the products acquired through SYSCO can, in significant cases, be purchased through other sources and that termination of our relationship with SYSCO or any disruption of SYSCO’s business would cause only short-term disruptions to our operations.

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

Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. While we may benefit from greater upside potential with a profit and loss contract, we are responsible for all the operating costs and consequently bear greater downside risk than with a client interest contract. For fiscal 2011, approximately 73% of our food and support services sales were derived from profit and loss contracts.

Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we receive vendor consideration, including rebates, allowances and volume discounts that we retain except in those cases and to the extent that, under certain arrangements, they are passed through to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2011, approximately 27% of our food and support services sales were derived from client interest contracts.

Generally, our contracts require that the client’s consent be obtained in order to raise prices on the food, beverages and merchandise we sell within a particular facility. The length of contracts that we enter into with clients varies. Contracts generally are for fixed terms, many of which are in excess of one year. Client contracts for sports, entertainment and recreational services typically require larger capital investments, but have correspondingly longer and fixed terms, usually from five to fifteen years.

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

Seasonality

Our sales and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Within our Food and Support Services—North America segment, historically there has been a lower level of activity during the first and second fiscal quarters in the sports, entertainment and recreational services. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased activity in our educational operations. Conversely, historically there has been a significant increase in the provision of sports, entertainment and recreational services during the third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools.

Uniform and Career Apparel

Our Uniform and Career Apparel segment provides uniforms, career and image apparel, work clothes and accessories to meet the needs of clients in a wide range of industries in the United States, Puerto Rico and Canada, including manufacturing, transportation, construction, restaurants and hotels, healthcare and pharmaceutical industries and many others. We supply garments, other textile and paper products and other accessories through rental and direct purchase programs to businesses, government agencies and individuals.

Through our rental and direct marketing businesses, we provide a total uniform solution to our clients. In fiscal 2011, our Uniform and Career Apparel segment generated $1.3 billion in sales, or 10% of our total fiscal 2011 sales.

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

We provide a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent uniforms, career and image apparel, work clothing, outerwear, particulate-free garments and additional textile and related products to businesses in a wide range of industries throughout the United States, including manufacturing, food services, automotive, healthcare, construction, utilities, repair and maintenance services, restaurant and hospitality. Our uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear. We also offer nongarment items and related services, including industrial towels, floor mats, mops, linen products, as well as paper products.

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

We also design, sell and distribute personalized uniforms, rugged work clothing, outerwear, business casual apparel and footwear and accessories through mail order catalogs, the internet, telemarketing and field sales representatives.

Customers and Services

As part of our full service approach, we offer fabric, style and color options specific to a customer’s needs. We stock a broad product line of uniforms and career apparel. We typically visit our customers’ sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement. Under our rental program, we provide the customer with rental garments that are cleaned either by the customer or individual employees. This program benefits clients by reducing their capital investment in garments. We administer and manage the program, and repair and replace garments as necessary.

We serve businesses of all sizes in many different industries. We have a diverse customer base, serving customers in 45 states, Puerto Rico and one Canadian province, from over 200 service location and distribution centers across the United States and one service center in Ontario, Canada. We offer a range of garment rental service options, from full-service rental programs in which we clean and service garments and replace uniforms as needed, to programs in which garments are cleaned and maintained by individual employees. We also clean and service customer-owned uniforms. None of our customers individually represents a material portion of our sales.

Our cleanroom service offers advanced static dissipative garments, barrier apparel, sterile garments and cleanroom application accessories for customers with contamination-free operations in the technology, food, healthcare and pharmaceutical industries.

We conduct our direct marketing business through three primary brands—WearGuard, Crest and ARAMARK. We design, source or manufacture and distribute distinctive image apparel to workers in a wide variety of industries. We deliver expanded services to customers through catalog, the Internet, dedicated sales representatives and telemarketing sales channels. We customize and embroider personalized uniforms and logos for customers through an extensive computer assisted design center and distribute work clothing, outerwear, business casual apparel and footwear throughout the United States, Puerto Rico and Canada. During fiscal 2011, we divested Galls, a supplier of uniforms and equipment to public safety professionals (see Note 2 to the consolidated financial statements). Galls is a multi-channel business (catalog, telemarketing sales, field sales, the Internet and retail) that caters to the special needs of people involved in public safety, law enforcement, fire fighting, federal government agency, military and emergency medical services.

Operations

We operate our uniform rental business as a network of 78 laundry plants and 149 satellite plants and depots supporting over 2,500 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We operate a cutting and sewing plant in Mexico, which satisfies a substantial amount of our standard uniform inventory needs. We also purchase additional uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one vendor would not have a significant impact on us.

We conduct our direct marketing activities principally from our facilities in Salem, Virginia; Norwell, Massachusetts; and Reno, Nevada. We market our own brands of apparel and offer a variety of customized personalization options such as embroidery and logos. We also source uniforms and other products to our specifications from a number of domestic and international suppliers and also manufacture a significant portion of our uniform requirements.

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

Our direct marketing businesses distribute approximately 2.1 million catalogs annually to approximately 500,000 existing and prospective customers. Catalog distribution is based on the selection of recipients in accordance with predetermined criteria from internal customer lists as well as those purchased or rented from other organizations. Our in-bound and out-bound telemarketing operations are staffed by approximately 150 trained professionals. We also sell across the Internet at www.aramark-uniform.com.

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

Competition for direct sales varies based on numerous factors such as geographic, product, customer and marketing issues. We believe that the primary competitive factors that affect our direct marketing operations are quality, service, design, consistency of products, distribution and price. While there are other companies in the uniform or work clothing direct marketing business that have financial resources comparable to ours, much of the competition consists of smaller local and regional companies and numerous retailers, including some large chain apparel retailers, as well as numerous catalog sales sources.

Employees of ARAMARK

As of September 30, 2011, we had a total of approximately 250,000 employees, including seasonal employees, consisting of approximately 157,000 full-time and approximately 93,000 part-time employees in our three business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. The approximate number of employees by segment is as follows: Food and Support Services—North America: 161,000; Food and Support Services—International: 76,000; Uniform and Career Apparel: 13,000. In addition, the ARAMARK corporate staff is approximately 200 employees. Approximately 39,000 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

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

Our operations are subject to various governmental regulations, including those governing:

•	the service of food and alcoholic beverages;

•	minimum wage, overtime, wage payment and employment discrimination;

•	immigration;

•	governmentally funded entitlement programs;

•	environmental protection;

•	human health and safety;

•	customs, import and export control laws;

•	minority business enterprise and women owned business enterprise statutes;

•	federal motor carrier safety; and

•	privacy and customer data security.

There are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food, including in some cases requirements relating to the temperature of food, the cleanliness of the kitchen, and the hygiene of personnel, which are enforced primarily at the local public health department level. While we attempt to comply with applicable laws and regulations, we cannot assure that we are in full compliance at all times with all of the applicable laws and regulations referenced above. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance.

In addition, various federal, state and provincial agencies impose nutritional guidelines and other requirements on us at certain of the education and corrections facilities we serve. We may also be subject to regulations that limit or restrict the use of trans fats in the food we serve or other requirements relating to ingredient or nutrient labeling. There can be no assurance that federal or state legislation, or changes in regulatory implementation or interpretation of government regulations, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our contract food service business and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 30, 2011, our subsidiaries held liquor licenses in 43 states and the District of Columbia, two Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and most contracts are subject to termination if we lose our liquor license for the facility. Our service of alcoholic beverages is also subject to state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron or to third parties for the acts of the patron. We sponsor regular training programs designed to minimize the likelihood of such a situation. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

Our uniform rental business and our food and support service business are subject to various federal, state and local environmental protection laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations governing the use, management, and disposal of chemicals and hazardous materials. In particular, industrial laundries use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to wastewaters that are discharged through sanitary sewer systems to publicly owned treatment works and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. Our food and support service business owns and/or operates underground storage tank systems to store petroleum products for use in our or our clients’ operations. These underground storage tank systems also are subject to performance standards, periodic monitoring, and recordkeeping requirements. We also may use and manage chemicals and hazardous material in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to maintain compliance with environmental protection laws and regulations. Given the regulated nature of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under federal and state environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or emanating from our owned or leased property or our clients’ properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge, or responsibility for the presence of such hazardous substances. We may not know whether our clients’ properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits.

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

A national or international economic downturn has, and in the future could, reduce demand for our services in each of our operating segments, which may result in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic hardship among our client base can also impact our business. For example, during the recent period of economic distress, certain of our businesses have been negatively affected by reduced employment levels at our clients’ locations and declining levels of business and consumer spending. In addition, insolvency experienced by clients, especially larger clients, has, and in the future could, make it difficult for us to collect amounts we are owed and could result in the voiding of existing contracts. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs. Any terrorist attacks, particularly against venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our sales and operating results. Natural disasters, including hurricanes and earthquakes, or global calamities have, and in the future could, affect our sales and operating results. In the past, ARAMARK experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, and the effect of the temporary conversion of a number of ARAMARK client locations to provide food and shelter to those left homeless by storms.

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers’ compensation, state unemployment insurance and state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in the prices for our products and services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our client contracts. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform rental business, and to a lesser extent in our food and support services segments. From time to time we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand and the increased production of biofuels such as ethanol. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes.

Approximately 73% of our food and support services sales are from profit and loss contracts under which we have limited ability to pass on cost increases to our clients.

Our business may suffer if we are unable to hire and retain sufficient qualified personnel or if labor costs increase.

From time to time, we have had difficulty in hiring and maintaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. In the past, at times when the United States or other geographic regions have periodically experienced reduced levels of unemployment, there has been a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment when such conditions exist or mismatches between the labor markets and our requirements can compromise our ability in certain of our businesses to continue to provide quality service or compete for new business. We also regularly hire a large number of part-time workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that 73% of our food and support services segments’ sales are from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.

Our success also depends to a substantial extent on the ability, experience and performance of our management, particularly our Chairman and Chief Executive Officer, Joseph Neubauer.

Healthcare reform legislation could have an impact on our business.

During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that could most significantly increase our healthcare costs in the near term include the removal of annual plan limits, the changes in rules regarding eligibility for dependents and the mandate that health plans cover 100% of preventative care. In addition, our healthcare costs could increase if the new legislation and accompanying regulations require us to automatically enroll employees in health coverage, cover more employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. While much of the cost of the recent healthcare legislation enacted will occur on or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs.

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

We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety, including regulations of the U.S. Occupational Safety and Health Administration, federal motor carrier safety, data privacy, environmental protection, the import and export of goods and customs regulations, the False Claims Act, minority business enterprise and women owned business enterprise statutes, the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and regulations relating to the services we provide in connection with governmentally funded entitlement programs.

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

If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, seizures or debarments from government contracts or the loss of liquor licenses. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

Changes in, new interpretations of or changes in the enforcement of the governmental regulatory framework may affect our contract terms and may reduce our sales or profits.

A portion of our sales, estimated to be approximately 11.4% in fiscal 2011, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced, any of which could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations. For example, in connection with the recent reauthorization of the Child Nutrition Programs, including the National School Lunch Program and the School Breakfast Program, the federal government enacted a variety of programmatic changes, including changes to the reimbursement rates, new school meal pricing requirements and enhanced nutritional requirements for meals served to students, which could impact our operations and/or our results of operations in those accounts where the client participates in one of the Child Nutrition Programs.

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

A significant portion of our sales is derived from international business. During fiscal 2011, approximately 21% of our sales was generated outside of North America. We currently have a presence in 19 countries outside of North America with approximately 76,000 personnel. The operating results of our non-U.S. subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations. We intend to continue to develop our business in emerging countries over the long term. Emerging international operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; and nationalization and expropriation of private assets.

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

In the first and second fiscal quarters, within the Food and Support Services—North America segment, there historically has been a lower level of sales at the sports, entertainment and recreational food service operations, which is partly offset by increased activity in the educational sector. In the third and fourth fiscal quarters, there historically has been a significant increase in sales at sports, entertainment and recreational accounts, which is partially offset by the effect of summer recess in the educational sector. For these reasons, a quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future.

Environmental regulations may subject us to significant liability and limit our ability to grow.

We are subject to various federal, state and local environmental protection laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations governing the use, management, and disposal of chemicals and hazardous materials. In particular, industrial laundries in our uniform rental business use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to wastewaters that are discharged through sanitary sewer systems to publicly owned treatment works and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. Our food and support service business owns and/or operates underground storage tank systems to store petroleum products for use in our or our clients’ operations. These underground storage tank systems also are subject to performance standards, periodic monitoring, and recordkeeping requirements. We also may use and manage chemicals and hazardous material in our operations from time to time. In the course of our business, we may be subject to penalties and fines for non-compliance with environmental protection laws and regulations and we may settle, or contribute to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. In addition, changes to federal or state environmental laws may subject us to additional costs or cause us to change aspects of our business. Under federal and state environmental protection laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or emanating from our owned or leased property or our client’s properties, as well as related costs of investigation and property damage, without regard to our fault, knowledge, or responsibility for the presence of such hazardous materials. There can be no assurances that locations that we own, lease or otherwise operate, either for ourselves or for our clients, or that we may acquire in the future, have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded facilities. In connection with our present or past operations and the present or past operations of our predecessors or companies that we have acquired, hazardous substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is adversely affected or the value of such properties is diminished by such migration.

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

The portion of our food and support services business which provides services in public facilities such as convention centers and tourist and recreational attractions is sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients’ facilities have, and in the future could, result in a reduction in our sales. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our sales, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including labor disruptions involving sports leagues, poor performance by the teams playing in a facility, inclement weather and adverse economic conditions which would adversely affect sales and profits. For example, in 2011, the collective bargaining agreement for the players in the National Basketball Association expired and the players were locked out of the venues where they play. A resolution was reached; however, the duration of the season was shortened. Any decrease in the number of games played would mean a loss of sales and reduced profits at the venues we service.

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

In fiscal 2011, one distributor provided approximately 60.3% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure in such countries.

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

We have a number of major national competitors in the uniform rental industry with significant financial resources. In addition, there are regional and local uniform suppliers whom we believe may have strong customer loyalty. While most customers focus primarily on quality of service, uniform rental also is a price-sensitive service and if existing or future competitors seek to gain customers or accounts by reducing prices, we may be required to lower prices, which would reduce our sales and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this business would put us at a competitive disadvantage. In addition, due to competition in our uniform rental business, it has become increasingly important for us to source garments and other products overseas, particularly in Asia. To the extent we are not able to effectively source such products in Asia and gain the related cost savings, we may be at a further disadvantage in relation to some of our competitors.

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

Our operations are exposed to increases in garment, raw materials and fuel prices. The cost of cotton, gasoline and diesel fuel and natural gas has fluctuated significantly in the United States in the last several years. To the extent we are not able to mitigate or pass on our increased costs to customers—for fuel expenses or any other of our costs that may increase—our operating results may be negatively affected.

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

We are highly leveraged. As of September 30, 2011, our outstanding indebtedness was $5,637.7 million, including our senior notes and our receivables facility. We had additional availability of approximately $646.7 million under our revolving credit facility at that date. Our Parent Company also has $600 million of indebtedness.

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

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

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

If, due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, although a significant amount of our long-term borrowings do not mature until 2013 and later, if we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our senior fixed rate notes and senior floating rate notes restrict our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

In addition, our senior secured revolving credit facility requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and in the event of a significant deterioration of our financial performance, we cannot assure you that we will satisfy those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon our failure to maintain compliance with these covenants that is not waived by the lenders under the revolving credit facility, the lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our unsecured indebtedness. If our senior secured indebtedness was accelerated by the lenders as a result of a default, our senior notes due 2015 and our senior notes due 2012 may become due and payable as well. Any such acceleration may also constitute an amortization event under our receivables facility, which could result in the amount outstanding under that facility becoming due and payable.

Our Parent Company’s $600 million 8.625%/9.375% Senior Notes due 2016 (the Parent Company Notes) accrues interest at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. Holdings is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to Holdings under the covenants to the Company’s outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the 8.50% senior notes due 2015 and the senior floating rate notes due 2015. To the extent the Company distributes cash to the Parent Company to make interest payments, there will be less cash to invest in our business.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our principal executive offices are located at ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate is primarily comprised of Uniform and Career Apparel facilities. As of September 30, 2011, we operated 247 service facilities in our Uniform and Career Apparel segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, and stand alone garages that are located in 40 states, Mexico, Canada and Puerto Rico. Of these, approximately 52% are leased and approximately 48% are owned. In addition, we operate one cutting and sewing plant in Mexico. We own 13 buildings that we use in our Food and Support Services—North America segment, including two office buildings, three hotels and several office/warehouse spaces, and we lease 141 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own a distribution center and four other properties and lease 84 facilities throughout the world that we use in our Food and Support Services—International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and Career Apparel and Food and Support Services business groups. No individual parcel of real estate owned or leased is of material significance to our total assets.

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

Item 6.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors, each included elsewhere herein. The selected consolidated financial data are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. As a result of the Transaction and the related purchase accounting, the Predecessor and Successor financial statements are not comparable. The Company refers to the operations of ARAMARK Corporation and subsidiaries for both the Predecessor and Successor periods.

	Successor						Predecessor
(dollars in millions, except per share amounts)	Fiscal Year Ended on or near September 30(1)					Period from January 27, 2007 through September 28, 2007	Period from September 30, 2006 through January 26, 2007
	2011		2010	2009	2008
Income Statement Data:
Sales	$13,082.4		$12,419.1	$12,138.1	$13,252.1	$8,302.0	$3,878.9
Depreciation and amortization	510.5		502.9	497.2	505.7	320.4	115.4
Operating income(2)	548.2		477.5	448.6	557.5	381.9	66.1
Interest and other financing costs, net(5)	426.3		444.5	472.3	514.7	365.9	48.7
Income (loss) from continuing operations(3)	112.9		32.3	(0.2)	34.2	13.2	13.3
Net income (loss)(6)	101.2		30.7	(6.9)	39.5	16.1	14.8
Net income (loss) attributable to ARAMARK shareholder(8)	100.1		30.7	(6.9)	39.5	16.1	14.8
Cash dividends per common share(7)	—	(7)	—	—	—	—	$0.07
Ratio of earnings to fixed charges(4)	1.2x		1.0x	0.9x	1.1x	1.0x	1.2x

Balance Sheet Data (at period end):
Total assets(9)	$10,509.6		$10,221.9	$10,326.7	$10,523.4	$10,593.7
Long-term borrowings(9)	5,588.6		5,350.2	5,677.7	5,804.9	5,839.1
Equity(8)	1,477.0		1,397.0	1,360.4	1,339.8	1,439.6

(1)	Our fiscal year ends on the Friday nearest to September 30th. Fiscal years 2011, 2010, 2009 and 2008 refer to the fiscal years ended September 30, 2011, October 1, 2010, October 2, 2009, and October 3, 2008, respectively. Fiscal 2008 is a 53-week year. All other periods presented are 52-week years.
(2)

Fiscal 2011 includes share-based compensation expense of $17.3 million (see Note 10 to the consolidated financial statements). During fiscal 2011, the Company recorded a gain of $7.7 million related to the sale of the Company’s 67% ownership interest in the security business of its Chilean subsidiary (see Note 3 to the consolidated financial statements). The Company also recorded a goodwill and other intangible assets impairment charge of $5.3 million (see Note 4 to the consolidated financial statements). Fiscal 2010 includes share-based compensation expense of $21.3 million. For fiscal 2009, share-based compensation expense was $25.4 million. During fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. In addition, the Company reduced its headcount in all the businesses in the Uniform and Career Apparel segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during fiscal 2009 (see Note 12 to the consolidated financial statements). For fiscal 2008, share-based compensation expense was $11.8 million and included a reversal of approximately $13.3 million of share-based compensation expense during the fourth quarter of fiscal 2008 related to expense previously recognized for Performance-Based Options. During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded share-based compensation expense of $27.5 million and $5.7 million of costs related to the Transaction. The Company also recorded a gain of $21.2 million from the sale of its 50% interest in SMG and a charge of $4.2 million for the impairment of a technology asset. During the Predecessor period from September 30, 2006 through January 26, 2007, the Company recorded costs of $112.1 million related to the Transaction. These costs consist of $11.2 million of accounting, investment banking, legal and other costs associated with the Transaction, a compensation charge of approximately $77.1 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, and a charge of approximately $23.8 million related to change in control payments to certain executives.
(3)	During fiscal 2011, the Company recorded a favorable income tax adjustment of approximately $17.0 million related to the remeasurement of an uncertain tax position.
(4)	For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(5)	During fiscal 2011, the Company recorded interest income of $14.1 million related to favorable non-income tax settlements in the U.K. During the Successor period from January 27, 2007 through September 28, 2007, the Company recorded a charge of $12.8 million for the cost of obtaining a bridge financing facility in connection with the Transaction.
(6)	On September 30, 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, for approximately $75.0 million in cash. The transaction resulted in a pretax loss of approximately $1.5 million (net of tax loss of approximately $12.0 million). Galls is accounted for as a discontinued operation in the accompanying consolidated balance sheet and statement of operations. Galls’ results of operations have been removed from the Company’s results of continuing operations for all periods presented (see Note 2 to the consolidated financial statements).
(7)	During the third quarter of fiscal 2011, the Parent Company used the net proceeds from the offering of the Parent Company Notes, along with $132.7 million in borrowings by the Company under the revolving credit facility, which were paid as dividends to the Parent Company ($132,700 per share), for the Parent Company to pay an approximately $711 million cash dividend ($3.50 per share) to the Parent Company’s shareholders (see Note 19 to the consolidated financial statements). During the Predecessor period from September 30, 2006 through January 26, 2007, the Company paid cash dividends totaling $12.6 million ($0.07/share for the first quarter of fiscal 2007).
(8)	During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC, an online and mobile food ordering service, for consideration of $50.0 million in cash. Net income attributable to the noncontrolling interest in fiscal 2011 was $1.1 million (see Note 18 to the consolidated financial statements).
(9)	In the first quarter of fiscal 2011, the Company adopted the new authoritative accounting guidance regarding transfers of financial assets. The impact upon adoption resulted in the recognition of both the receivables securitized under the program and the borrowings they collateralize on the Consolidated Balance Sheet, which led to a $220.9 million increase in “Receivables” and “Long-Term Borrowings.” At September 30, 2011, the amount of outstanding borrowings under the Receivables Facility was $225.9 million and is included in “Long-Term Borrowings.”

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009, should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements.

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

Asset Impairment Determinations

Goodwill and the ARAMARK and Seamless trade names are indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the Food and Support Services—International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company has completed its annual goodwill and trade names impairment tests, which did not result in an impairment charge. In addition, based on current projections, no reporting units were at risk of failing the annual goodwill impairment test and no trade name was at risk of failing the annual trade name impairment test.

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

Litigation and Claims

The Company is a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, including import and export controls and customs laws, federal and state employment laws, including wage and hour laws, immigration laws, human health and safety laws, dram shop laws, environmental laws, false claim statutes, minority business enterprise and women owned business enterprise statutes, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers, employees and third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

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

Share-Based Compensation

As discussed in our consolidated financial statements, we value our employee share-based awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate. Since our stock is not publicly traded, the expected volatility is based on an average of the historical volatility of our competitors’ stocks over the expected term of the share-based awards. The dividend yield assumption is based on our history and expected future dividend payouts. The expected term of share award represents the weighted-average period the share award are expected to remain outstanding. The expected term was calculated using the simplified method permitted under SEC rules and regulations due to the lack of history. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date.

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

For the Performance-Based Options, management must assess the probability of the achievement of the earnings before interest and taxes (“EBIT”) targets, as defined in the ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan. If the EBIT targets are not probable of achievement, changes in the recognition of share-based compensation expense may occur. Management makes its probability assessments based on the Company’s actual and projected results of operations.

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

We disclosed the fair values of our assets and liabilities in Note 16 to the consolidated financial statements. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel hedge agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our common stock subject to repurchase is derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.

Results of Operations

On September 30, 2011, the Company sold its wholly-owned subsidiary, Galls (see Note 2 to the consolidated financial statements). Accordingly, operating results for this business are reported as discontinued operations. The following tables present our sales and operating income from continuing operations, and the related percentages attributable to each operating segment for fiscal years 2011, 2010 and 2009 (dollars in millions).

Sales by Segment	Fiscal Year Ended September 30, 2011		Fiscal Year Ended October 1, 2010		Fiscal Year Ended October 2, 2009
Food and Support Services—North America	$9,019.0	69%	$8,654.7	70%	$8,436.0	70%
Food and Support Services—International	2,723.3	21%	2,437.7	20%	2,284.2	19%
Uniform and Career Apparel	1,340.1	10%	1,326.7	10%	1,417.9	11%

	$13,082.4	100%	$12,419.1	100%	$12,138.1	100%

Operating Income by Segment	Fiscal Year Ended September 30, 2011		Fiscal Year Ended October 1, 2010		Fiscal Year Ended October 2, 2009
Food and Support Services—North America	$400.5	73%	$350.6	73%	$348.6	78%
Food and Support Services—International	79.9	15%	75.3	16%	84.1	19%
Uniform and Career Apparel	117.3	21%	102.7	22%	72.9	16%

	597.7	109%	528.6	111%	505.6	113%
Corporate	(49.5)	-9%	(51.1)	-11%	(57.0)	-13%

	$548.2	100%	$477.5	100%	$448.6	100%

Fiscal 2011 Compared to Fiscal 2010

Consolidated Overview

Sales of $13.1 billion for fiscal 2011 represented an increase of 5% over the prior year. This increase is attributable to growth in the Education and Healthcare sectors of our Food and Support Services—North America segment, growth in Ireland, Germany, Spain, Chile, Argentina and China in our Food and Support Services—International segment, growth in the uniform rental business in our Uniform and Career Apparel segment and the positive impact of foreign currency translation (approximately 1%). This increase more than offset the sales decline in our Sports & Entertainment sector of our Food and Support Services—North America segment and in the U.K. and Korea in our Food and Support Services—International segment.

Operating income was $548.2 million for fiscal 2011 compared to $477.5 million for the prior year. The increase in operating income in fiscal 2011 was attributable to profit growth in the Healthcare and Education sectors, operational efficiencies in our uniform rental business and the positive impact of foreign currency translation (approximately 2%), which more than offset the profit decline in our Business & Industry sector. Fiscal 2011 also includes a gain of approximately $7.7 million on the sale of the Company’s 67% ownership interest in the security business of its Chilean subsidiary, favorable non-income tax settlements of approximately $5.3 million in the U.K., a goodwill and other intangible assets impairment charge of $5.3 million, severance related charges of approximately $22.8 million, other income of approximately $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector and a favorable risk insurance adjustment of $5.7 million.

Interest and other financing costs, net, for fiscal 2011 decreased approximately $18.2 million from the prior year primarily due to lower average debt levels, the increase in interest income related to the $14.1 million of favorable non-income tax settlements in the U.K. recorded in the second quarter of fiscal 2011 and $8.5 million of third-party costs incurred in the second quarter of fiscal 2010 related to the amendment that extended $1,407.4 million of outstanding U.S. denominated term loan. These decreases were partially offset by the increase in interest rates mainly due to the amendment that extended $1,407.4 million of outstanding U.S. denominated term loan in the second quarter of fiscal 2010 (see Note 5 to the consolidated financial statements).

The Company recorded a provision for income taxes of $9.0 million on pretax income of $121.9 million for fiscal 2011 as compared to a provision for income taxes of $0.7 million on pretax income of $33.0 million for fiscal 2010. The changes in both periods principally reflects the relative mix and amount of U.S. and non-U.S. income or loss and the impact of tax credits relative to pretax amounts. The provision for income taxes in fiscal 2011 included a reduction of approximately $17.0 million related to the remeasurement of an uncertain tax position.

Income from continuing operations for fiscal 2011 was $112.9 million, compared to $32.3 million in fiscal 2010. Loss from discontinued operations during fiscal 2011 was ($11.7) million compared to ($1.6) million in fiscal 2010. Fiscal 2011 includes the pretax loss of approximately $1.5 million (net of tax loss of approximately $12.0 million) related to the sale of the Company’s wholly-owned subsidiary, Galls, for approximately $75.0 million in cash (see Note 2 to the consolidated financial statements).

Net income attributable to noncontrolling interest for fiscal 2011 was $1.1 million.

Segment Results

The following tables present a 2011/2010 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

Sales by Segment	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	$	%
Food and Support Services—North America	$9,019.0	$8,654.7	$364.3	4%
Food and Support Services—International	2,723.3	2,437.7	285.6	12%
Uniform and Career Apparel	1,340.1	1,326.7	13.4	1%

	$13,082.4	$12,419.1	$663.3	5%

Operating Income by Segment	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	$	%
Food and Support Services—North America	$400.5	$350.6	$49.9	14%
Food and Support Services—International	79.9	75.3	4.6	6%
Uniform and Career Apparel	117.3	102.7	14.6	14%
Corporate	(49.5)	(51.1)	1.6	-3%

	$548.2	$477.5	$70.7	15%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for fiscal 2011 were $9.0 billion, an increase of 4% compared to the prior year as growth in the Education and Healthcare sectors more than offset the decline in the Sports & Entertainment sector. The Business & Industry sector had a low-single digit sales increase for fiscal 2011 as base business growth in our food and facilities services businesses more than offset the one-time sales in the prior year related to the contract to provide support services, including temporary accommodations and food, for the Canadian security detail that served the G-8 and G-20 meetings in Toronto. The Education sector had high-single digit sales growth for fiscal 2011 due to base and net new business growth in our Higher Education food and facilities services businesses. The Education sector also benefited from net new business growth in our K-12 food and facilities services businesses. In our Healthcare sector, we had high-single digit sales growth for fiscal 2011, primarily due to base business growth across the sector and the acquisition of Masterplan. Our Sports & Entertainment sector had a low-single digit sales decline for fiscal 2011 as growth in our National Hockey League venues and in our stadiums was more than offset by a reduction in the number of events in our amphitheaters, the impact of prior year lost business and sales in the prior year related to the Winter Olympics.

Operating income in the Food and Support Services—North America segment was $400.5 million for fiscal 2011 compared to $350.6 million in the prior year as profit growth in our Education and the Healthcare sectors, the positive impact of foreign currency translation (approximately 1%) and other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector more than offset the profit decline in our Business & Industry sector and severance related charges of $6.2 million.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for fiscal 2011 were $2.7 billion, an increase of 12% compared to the prior year, as growth in base and net new business in Ireland, Germany, Spain, Chile, and China and the positive impact of foreign currency translation (approximately 5%) more than offset the sales declines in the U.K. and Korea.

Operating income for fiscal 2011 was $79.9 million, an increase of 6% over the prior year period as profit growth in Germany and Ireland and the positive impact of foreign currency translation (approximately 6%) more than offset the profit declines in China and Chile. In addition, severance related charges of approximately $11.4 million and the goodwill and other intangible assets impairment charge of $5.3 million more than offset the approximately $7.7 million gain on the sale of our 67% ownership interest in a security business in our Chilean subsidiary, favorable non-income tax settlements of $5.3 million in the U.K. and the $1.7 million gain on the sale of land in Chile.

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, sales for fiscal 2011 were $1.3 billion, up 1% from the prior year, resulting primarily due to growth in our uniform rental base business.

Operating income for fiscal 2011 was $117.3 million compared to $102.7 million in the prior year, primarily due to profit growth in our uniform rental business and operational efficiencies across the segment. Operating income in fiscal 2011 also benefited from a gain of $2.6 million related to a property settlement of an eminent domain claim and a favorable risk insurance adjustment of $4.8 million based on favorable claims experience, which more than offset severance related charges of approximately $3.9 million.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $49.5 million in fiscal 2011, compared to $51.1 million for the prior year. The decrease is mainly due to the decrease in share-based compensation expense related to Performance-Based Options (see Note 10 to the consolidated financial statements) which was partially offset by charges for headcount reductions.

Fiscal 2010 Compared to Fiscal 2009

Consolidated Overview

Sales of $12.4 billion for fiscal 2010 represented an increase of 2% over the prior year. The increase is attributable to the impact of foreign currency translation (approximately 1%) and acquisitions (approximately 1%). In addition, growth in Higher Education and the Healthcare sector in our Food and Support Services—North America segment and Chile and China in our Food and Support Services—International segment was offset by the sales decline in our Sports & Entertainment sector in our Food and Support Services—North America segment, the reduced client employee headcounts in our Uniform and Career Apparel segment and the effects of economic pressures and lost business in the U.K., Ireland and Korea in our Food and Support Services—International segment.

Operating income was $477.5 million for fiscal 2010 compared to $448.6 million for the prior year. The increase in operating income in fiscal 2010 was attributable to profit growth in the Education sector, effective control of costs in the Sports & Entertainment sector, foreign currency translation (approximately 3%), the approximately $34.2 million charge recorded during the second quarter of fiscal 2009 related to the repositioning of the Uniform and Career Apparel segment and severance related charges during fiscal 2009 of approximately $19.7 million in our Food and Support Services—North America and International segments, which more than offset the current year profit declines in the U.K. and Ireland and in the Business & Industry and Healthcare sectors and the decrease in favorable non-income tax settlements in the U.K., which were $3.2 million in fiscal 2010 compared to $8.4 million in the prior year.

Interest and other financing costs, net, for fiscal 2010 decreased approximately $27.8 million from the prior year primarily due to lower interest rates and lower debt levels, partially offset by the $8.5 million of third-party costs related to the amendment of the senior secured credit agreement (see Note 5 to the consolidated financial statements). The provision for income taxes was $0.7 million on pretax income of $33.0 million for fiscal 2010 compared to a benefit for income taxes of $23.5 million on pretax loss of ($23.7) million in the prior year. The changes in both periods principally relate to the relative mix and amount of U.S. and non-U.S. income or loss and the impact of tax credits relative to pretax amounts.

Income from continuing operations for fiscal 2010 was $32.3 million compared to a loss from continuing operations of ($0.2) million in the prior year. Loss from discontinued operations for fiscal 2010 was ($1.6) million compared to ($6.7) million for fiscal 2009. Net income for fiscal 2010 was $30.7 million compared to net loss of ($6.9) million in the prior year.

Segment Results

The following tables present a 2010/2009 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

Sales by Segment	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	$	%
Food and Support Services—North America	$8,654.7	$8,436.0	$218.7	3%
Food and Support Services—International	2,437.7	2,284.2	153.5	7%
Uniform and Career Apparel	1,326.7	1,417.9	(91.2)	-6%

	$12,419.1	$12,138.1	$281.0	2%

Operating Income by Segment	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009	$	%
Food and Support Services—North America	$350.6	$348.6	$2.0	1%
Food and Support Services—International	75.3	84.1	(8.8)	-10%
Uniform and Career Apparel	102.7	72.9	29.8	41%
Corporate	(51.1)	(57.0)	5.9	-10%

	$477.5	$448.6	$28.9	6%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for fiscal 2010 were $8.7 billion, an increase of 3% compared to the prior year as growth in Higher Education and the Healthcare sector and the positive impact of foreign currency translation (approximately 2%) more than offset the decline in the Sports & Entertainment sector. The Business & Industry sector had flat sales for fiscal 2010 compared to the prior year as growth in net new business, particularly related to the contract to provide support services, including temporary accommodations and feeding, for the Canadian security detail that served the G-8 and G-20 meetings in Toronto, was offset by the decline in base business sales resulting from the year-over-year lower employee population levels at many of our client locations. The Education sector had mid-single digit sales growth for fiscal 2010 due to base business growth in the Higher Education and K-12 food businesses. The Healthcare sector had mid-single digit sales growth for fiscal 2010, primarily due to growth in base and new business within the Healthcare food and clinical technology services businesses. Our Sports & Entertainment sector had a low-single digit sales decline for fiscal 2010 as growth in the Parks, Destinations & Cultural Attractions business was more than offset by lower average attendance at Major League Baseball games in the current year and the impact of prior year lost business related to the National Football League.

Operating income in the Food and Support Services—North America segment was $350.6 million for fiscal 2010 compared to $348.6 million in the prior year as increased profit performance in the Education sector, effective control of costs in the Sports & Entertainment sector, the positive impact of foreign currency translation (approximately 2%) and severance related expenses during fiscal 2009 of approximately $11.5 million, more than offset the profit declines in the Business & Industry and Healthcare sectors.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for fiscal 2010 were $2.4 billion, an increase of 7% compared to the prior year, as growth in base and net new business in Chile, China and Argentina, acquisitions (approximately 4%) and the positive impact of foreign currency translation (approximately 3%) more than offset the sales declines in the U.K., Ireland, Korea and Spain due to the difficult economic environment and lost business.

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

Uniform and Career Apparel Segment

In the Uniform and Career Apparel segment, sales for fiscal 2010 were $1.3 billion, down 6% from the prior year, resulting primarily from a reduction in the number of uniform wearers at our existing client locations compared to the prior year.

Operating income for fiscal 2010 was $102.7 million compared to $72.9 million in the prior year, primarily due to cost reduction efforts and lower energy costs in the uniform rental business and the charge related to the repositioning effort in fiscal 2009 offset by the decline in sales in the uniform rental business. During the second quarter of fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. The Company exited a portion of its direct marketing business and migrated its distribution and customization functions from its facilities in Norwell, Massachusetts to its facilities in Salem, Virginia and Reno, Nevada. In addition, the Company reduced its headcount in all the other businesses in this segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during the second quarter of fiscal 2009 related to severance and other related costs, inventory write-downs and other asset write-downs, which is included in “Cost of services provided” in the Consolidated Statements of Operations.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $51.1 million in fiscal 2010, compared to $57.0 million for the prior year. The decrease is due to the decrease in share-based compensation expense and reduced staff and administrative spending in the current year. During the third quarter of fiscal 2010, the Company reversed share-based compensation expense of approximately $3.6 million related to expense previously recognized in the first and second quarter of fiscal 2010 for the Performance-Based Options tied to fiscal 2010 through 2012 EBIT targets.

Outlook

We continue to see signs of stabilization in our more economically sensitive food and facility services businesses and in our uniform business. However, we have not yet seen the increase in employee population levels at most of our client locations that would be an important driver for sustainable future growth.

Liquidity and Capital Resources

Reference to the Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities in fiscal 2011 was $304.7 million compared to $634.0 million in fiscal 2010. The principal components (in millions) of the net change of ($329.3) million were:

• Increase in the total of net income and noncash charges	$91.6
• Net change in accounts receivable sale proceeds	(194.4)
• Increased working capital requirements	(206.3)
• Other, net	(20.2)

$(329.3)

The increase in the total of net income and noncash charges results mainly from the overall growth of the business and higher operating results of the Company, as discussed above. Cash flows provided by operating activities include an increase in accounts receivable of $220.9 million associated with the Company’s adoption of the new authoritative accounting guidance related to the transfer of financial assets in the first quarter of fiscal 2011 (see Note 11 to the consolidated financial statements). Effective October 2, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are now accounted for as secured borrowings. Cash flows after October 2, 2010 associated with the Receivables Facility are presented as financing activities. During fiscal 2011, the Company’s accounts receivable increased by $220.9 million resulting in a cash outflow being reported in the operating section of the Consolidated Statement of Cash Flows and the secured borrowings associated with the Receivables Facility increased by $225.9 million resulting in a cash inflow being reported in the financing section of the Consolidated Statement of Cash Flows. As expected and consistent with historical patterns, working capital was a use of cash during fiscal 2011. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $42.6 million), primarily due to the overall growth of the business and timing of collections, Inventory (approximately $44.9 million) due to growth of the business, Accounts Payable (approximately $47.7 million) due to timing of disbursements and Accrued Expenses (approximately $49.2 million) due to the timing of commissions and income tax payments as compared to the prior year period. The “Other, net” caption reflects adjustments to net income related to nonoperating gains and losses.

During the second quarter of fiscal 2011, ARAMARK Clinical Technology Services, LLC, a subsidiary of the Company, purchased the common stock of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.5 million (see Note 3 to the consolidated financial statements). During the first quarter of fiscal 2010, the Company completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.3 million in cash. During the second quarter of fiscal 2011, the Company completed the sale of the Company’s 67% ownership interest in a security business in its Chilean subsidiary for approximately $11.6 million in cash. During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC, an online and mobile food ordering service, for consideration of $50.0 million in cash (see Note 18 to the consolidated financial statements). On September 30, 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, for approximately $75.0 million in cash (see Note 2 to the consolidated financial statements). On October 3, 2011, the Company acquired all of the outstanding shares of Filterfresh, a refreshment services company, for cash consideration of approximately $148.9 million.

During the second quarter of fiscal 2011, the Company received proceeds of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.

On April 18, 2011, the Company entered into an Amendment Agreement to the Amended and Restated Credit Agreement (“Amendment Agreement”) that extended, from January 2013 to January 2015, the maturity of, and increased, from $435 million to $500 million, the U.S. dollar denominated portion of its existing revolving credit facility. The other revolving credit facilities available to the Company under its existing senior secured credit agreement, which total $165 million and are available in both U.S. dollars and other foreign currencies, were not extended and remain unchanged. Any commitments from existing lenders in the U.S. dollar facility that were not extended have been terminated, which resulted in a write-off of deferred financing fees of approximately $2.1 million. Existing lenders that extended the U.S. dollar denominated portion of their existing revolving credit facility include entities affiliated with GS Capital Partners and J.P. Morgan Partners. As a result of the extension, the Company’s aggregate revolver capacity under the senior secured credit agreement will be $665 million through January 2013 and $500 million from January 2013 through the January 2015 extended maturity date. From and after the effective date of the Amendment Agreement, borrowings under the new U.S. revolving facility have an applicable margin of 3.25% for Eurocurrency rate borrowings and 2.25% for base-rate borrowings. The new U.S. revolving facility has an unused commitment fee of 0.50% per annum. The maturity date of the U.S. revolving facility will accelerate from January 26, 2015 to October 26, 2013 if non-extended term loans in excess of $250 million remain outstanding on October 26, 2013. The non-extended term loans are due on January 26, 2014. In addition, the maturity date of the new U.S. revolving facility will accelerate to October 31, 2014 if any of the Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 remain outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 mature on February 1, 2015. All other terms are substantially similar to the terms of the existing revolving credit facilities. Commitment fees and third party costs directly attributable to the amendment were approximately $7.2 million, of which approximately $3.9 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the Parent Company Notes). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, 8.50% senior notes due 2015, senior floating rate notes due 2015 and 5.00% senior notes due 2012. The Parent Company is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to the Company’s outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the 8.50% senior notes due 2015 and the senior floating rate notes due 2015. If the Company does not have sufficient covenant capacity to distribute such amounts to the Parent Company, the Parent Company will have the ability to pay the interest on the Parent Company Notes through the issuance of additional notes. The Parent Company used the net proceeds from the offering of the Parent Company Notes, along with $132.7 million in borrowings by the Company under the extended U.S. dollar revolving credit facility, which were paid as dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation, to pay an approximately $711 million dividend to the Parent Company’s shareholders and to pay fees and expenses related to the issuance of the Parent Company Notes. Third party costs directly attributable to the Parent Company Notes were approximately $14.6 million, of which approximately $8.3 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners. In November 2011, the Company distributed approximately $27.7 million to the Parent Company for the payment of accrued interest.

On March 26, 2010, the Company amended and restated its senior secured credit agreement (the “Restated Credit Agreement”). Among other things, the Restated Credit Agreement: (i) extends the maturity date of $1,407.4 million of the Company’s U.S. denominated term loan and $92.6 million of the letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016; provided that if any of the Company’s $1.28 billion of 8.50% senior notes due 2015 or $500 million of senior floating rate notes due 2015 are outstanding on October 31, 2014, the maturity date of such term loans and letter of credit deposits shall be October 31, 2014, (ii) permits future extensions and refinancings of the maturity date of the Company’s term loans, letter of credit deposits and revolving credit commitments under the Restated Credit Agreement, (iii) establishes a sub-limit of $250 million for letters of credit under the Restated Credit Agreement’s revolving credit facility, and (iv) permits the Company to refinance term loans in the future with the proceeds of unsecured or secured notes issued by the Company; provided that any such secured notes are subject to a customary first- or second-lien intercreditor agreement, as applicable. The Restated Credit Agreement also increases the applicable margin with respect to the extended term loans to 3.25% for LIBOR borrowings and extended letter of credit facility fees and to 2.25% with respect to extended term loan base-rate borrowings. The maturity date, interest margins and letter of credit fees for loans and letters of credit deposits that were not extended remain unchanged. Consenting lenders received a one-time amendment fee of approximately $1.9 million in the aggregate on their total loan commitments. During fiscal 2010, approximately $8.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the

Consolidated Statements of Operations. Approximately $7.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners. In June 2010 and September 2010, the Company made optional prepayments of outstanding un-extended U.S. dollar term loan of $150.0 million and $150.0 million, respectively.

The Company’s 5.00% senior notes, contractually due in June 2012, have been classified as noncurrent in the accompanying consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Amendment Agreement.

Management believes that the Company’s cash and cash equivalents, cash flows provided by operating activities and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $439.0 million and $646.7 million at November 25, 2011 and September 30, 2011, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations and other cash needs. We believe we enjoy a strong liquidity position overall and we will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company also monitors its cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.

As of September 30, 2011, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $1,333.7 million (un-extended) and $1,407.4 million (extended); a yen denominated term loan to the Company in the amount of ¥5,164.5 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $162.4 million; a Euro denominated term loan to an Irish subsidiary in an amount of €41.9 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £116.2 million; and a Euro denominated term loan to German subsidiaries in the amount of €64.7 million. As of September 30, 2011, there was approximately $598.3 million outstanding in foreign currency borrowings. The Company entered into $300 million of forward starting interest rate swap agreements during fiscal 2011 to hedge the cash flow risk of variability in interest payments on variable rate borrowings.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of September 30, 2011, we were in compliance with these covenants.

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

EBITDA is defined for purposes of these covenants as net income (loss) plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization. Adjusted EBITDA is defined for purposes of these covenants as EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our senior secured credit agreement and the indenture. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

(dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended July 1, 2011	Three Months Ended April 1, 2011	Three Months Ended December 31, 2010	Twelve Months Ended September 30, 2011
Net income (loss) attributable to ARAMARK shareholder	$41.8	$(0.5)	$20.4	$38.4	$100.1
Interest and other financing costs, net	111.1	113.3	92.8	109.1	426.3
Provision (benefit) for income taxes	(13.1)	(3.6)	9.5	16.2	9.0
Depreciation and amortization	128.0	128.7	127.3	126.5	510.5

EBITDA	267.8	237.9	250.0	290.2	1,045.9
Share-based compensation expense(1)	5.5	5.4	3.0	3.4	17.3
Unusual or non-recurring (gains)/losses(2)	10.7	—	(1.1)	(7.8)	1.8
Pro forma EBITDA for equity method investees(3)	5.0	4.1	7.3	7.2	23.6
Pro forma EBITDA for certain transactions(4)	(0.4)	(0.6)	0.2	2.8	2.0
Seamless North America, LLC EBITDA(5)	(3.9)	(3.6)	(4.3)	(5.4)	(17.2)
Other(6)	7.8	3.3	4.8	10.9	26.8

Adjusted EBITDA	$292.5	$246.5	$259.9	$301.3	$1,100.2

(1)	Represents share-based compensation expense resulting from the application of accounting for stock options, Installment Stock Purchase Opportunities and deferred stock unit awards (see Note 10 to the consolidated financial statements).
(2)	During the three months ended September 30, 2011, the Company realized a pretax loss of approximately $1.5 million (net of tax loss of approximately $12.0 million).on the sale of our Galls business and an additional $1.3 million gain on the sale of our 67% ownership interest in a security business in our Chilean subsidiary (see Note 3 to the consolidated financial statements). During the three months ended April 1, 2011, the Company realized a $6.4 million gain on the sale of its 67% ownership interest in a security business in our Chilean subsidiary (see Note 3 to the consolidated financial statements) and recorded a $5.3 million goodwill and other intangible assets impairment charge (see Note 4 to the consolidated financial statements). During the three months ended December 31, 2010, the Company recognized other income related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.
(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Represents the annualizing of estimated EBITDA from acquisitions and divestitures made during the period.
(5)	During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC. The terms of the sale agreement stipulated that Seamless North America, LLC cease to qualify as a Restricted Subsidiary under the senior secured credit agreement, and as a result, its EBITDA for all periods presented must be excluded from the Company’s consolidated Adjusted EBITDA.
(6)	Other includes certain other miscellaneous items (the three months ended September 30, 2011, July 1, 2011, April 1, 2011 and December 31, 2010 include approximately $5.9 million, $2.3 million, $4.5 million and $10.1 million, respectively, of severance and other related costs incurred by the Company).

Our covenant requirements and actual ratios for the twelve months ended September 30, 2011 are as follows:

	Covenant Requirements		Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	4.75	x	3.17	x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00	x	2.62	x

(1)	Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s revolving credit facility lenders failed to waive any such default, would also constitute a default under our indenture.
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

The following table summarizes the Company’s future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 30, 2011 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 30, 2011	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,595,696	$38,464	$2,124,020	$3,433,212	$—
Capital lease obligations	45,695	10,600	20,145	10,175	4,775
Estimated interest payments(2)	910,700	294,500	468,500	147,700	—
Operating leases	595,239	186,478	155,645	112,397	140,719
Purchase obligations(3)	251,129	147,829	70,445	15,196	17,659
Other long-term liabilities reflected on the balance sheet(4)	245,943	9,300	10,500	5,400	220,743

	$7,644,402	$687,171	$2,849,255	$3,724,080	$383,896

		Amount of Commitment Expiration Per Period
Other Commercial Commitments as of September 30, 2011	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$160,130	$160,130	$—	$—	$—
Guarantees	—	—	—	—	—

	$160,130	$160,130	$—	$—	$—

(1)	Excludes the remaining discount of $3.7 million recorded as a result of the fair value accounting adjustments made in connection with the Transaction and presumes repayment of the $1.28 billion of 8.5% senior notes due 2015 and $500 million of senior floating rate notes due 2015 by October 31, 2014 and the extended $1.4 billion U.S. denominated term loan on July 26, 2016 (see Note 5 to the consolidated financial statements).
(2)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at September 30, 2011 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2012 through 2016 is $5,252,000, $5,076,400, $4,037,300, $1,984,300, and $1,153,900, respectively. The average interest rate (after giving effect to interest rate swaps) for each fiscal year from 2012 through 2016 is 5.88%, 5.31%, 5.58%, 5.19%, and 3.79%, respectively. Refer to Note 5 to the consolidated financial statements for the terms and maturities of existing debt obligations.
(3)	Represents commitments for capital projects and client contract investments to help finance improvements or renovations at the facilities from which the Company operates.
(4)	Includes certain unfunded employee retirement obligations.

The Company has excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of September 30, 2011, the Company has gross uncertain tax liabilities of $34.0 million (see Note 8 to the consolidated financial statements). During fiscal 2011, the Company made contributions totaling $16.4 million into our defined benefit pension plans and benefit payments of $8.2 million out of these plans. Estimated contributions to our defined benefit pension plans in fiscal 2012 are $16.3 million and estimated benefit payments out of theses plans in fiscal 2012 are $11.0 million (see Note 7 to the consolidated financial statements).

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of common stock subject to repurchase as of September 30, 2011 was $158.1 million, which is based on approximately 12.4 million shares of common stock of the Parent Company valued at $12.73 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015, the senior floating rate notes due 2015 and the indenture governing the notes issued by Holdings contain limitations on the amount that can be expended for such share repurchases.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount of the Receivables Facility is $250 million, which expires in January 2013. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. Effective October 2, 2010 under the new authoritative accounting guidance, the Company’s sale of eligible accounts receivable is now accounted for as a secured borrowing. As of September 30, 2011, approximately $225.9 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Consolidated Balance Sheet. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.

Prior to October 2, 2010, the funding transactions under the Receivables Facility were accounted for as a sale of receivables under the provisions of the authoritative accounting guidance. At October 1, 2010, the Company retained an undivided interest in the transferred receivables of approximately $253.3 million and approximately $220.9 million of accounts receivable were sold and removed from the Consolidated Balance Sheet. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at October 1, 2010. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables.

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

From time to time, we are a party to various legal actions and investigations involving claims incidental to the conduct of our business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims statutes, minority business enterprise and women owned business enterprise statutes, contractual disputes, antitrust and competition laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such current actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

We have been informed that an Illinois state civil action has been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleges, among other things, that the subsidiary has not complied with the requirement to contract with minority-owned and women-owned businesses in connection with its contracts with Cook County and seeks monetary damages. The Company intends to vigorously defend the action.

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

competition; a decline in attendance at client facilities; the unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters or a flu pandemic on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws, minority business enterprise and women-owned business enterprise statutes, human health and safety laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; a determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; our competitor’s activities or announced planned activities; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if we are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; our potential inability to repurchase our notes upon a change of control; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections and other sections of this Annual Report on Form 10-K.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 30, 2011 (see Notes 5 and 6 to the consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 30, 2011. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
As of September 30, 2011	2012	2013		2014	2015		2016	Thereafter	Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$11	$12		$8	$1,536	(a)(b)	$4	$5	$1,576	$1,585
Average interest rate	5.0%	5.0%		5.0%	7.9%		5.0%	5.0%	7.8%
Variable rate	$39 (c)	$235	(c)(d)	$1,889 (c)	$517	(e)	$1,386 (f)	$—	$4,066	$3,921
Average interest rate	6.4%	1.1%		2.4%	4.0%		3.6%	—	3.0%
Interest Rate Swaps:
Receive variable/pay fixed	$2,365			$662			$500			$(129.0)
Average pay rate	4.9%			3.8%			2.2%
Average receive rate	0.3%			0.4%			0.4%

(a)	Balance includes $250 million of senior notes, due June 2012, callable by us at any time. The 5.00% senior unsecured notes, contractually due in June 2012, have been classified as noncurrent in the accompanying Consolidated Balance Sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Amendment Agreement.
(b)	Balance includes $1,280 million of senior notes callable by us at any time with any applicable prepayment penalty.
(c)	Balance includes $6 million for each of fiscal 2012 and fiscal 2013 and $11 million for fiscal 2014 of extended senior secured term loan facilities callable by us at any time and $1,875 million for fiscal 2014 of un-extended senior secured term loan facilities callable by us any time.
(d)	Balance includes $226 million of borrowings under the Receivables Facility.
(e)	Balance includes $500 million of senior notes callable by us at any time with any applicable prepayment penalty and $14 million of extended senior secured term loan facilities callable by us any time.
(f)	Balance includes $1,383 million of extended senior secured term loan facilities callable by us any time.

As of September 30, 2011, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €59.0 million, £10.7 million and CAD79.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of September 30, 2011, the fair value of these foreign exchange contracts was a gain of $2.9 million.

During fiscal 2011, the Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of September 30, 2011, the Company has contracts for approximately 224,000 MMBtu’s outstanding for fiscal 2012. As of September 30, 2011, the fair value of the Company’s natural gas hedge agreements was a loss of $0.2 million.

During fiscal 2011, the Company entered into a series of gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. The Company has contracts for approximately 4.7 million gallons outstanding for fiscal 2012. As of September 30, 2011, the fair value of the Company’s gasoline and diesel fuel hedge agreements was a loss of $1.9 million.

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

On December 13, 2011, ARAMARK Intermediate Holdco Corporation, the sole stockholder of ARAMARK Corporation, acted by written consent to re-elect Joseph Neubauer, L. Frederick Sutherland and Christopher S. Holland as directors of ARAMARK Corporation. Messrs. Neubauer, Sutherland and Holland will serve as directors of ARAMARK Corporation until their successors are duly elected and qualified.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table presents the names and positions of our directors and executive officers, their ages as of November 25, 2011 and the length of time they have been officers or directors:

Name	Age	Position	Director/Officer Since
Joseph Neubauer	70	Chairman and Chief Executive Officer and Director	1979
Christopher S. Holland	45	Senior Vice President, Finance, Treasurer and Director	2003
Lynn B. McKee	56	Executive Vice President, Human Resources	2004
Joseph M. Munnelly	47	Senior Vice President, Controller and Chief Accounting Officer	2008
L. Frederick Sutherland	59	Executive Vice President, Chief Financial Officer; Group Executive, ARAMARK Uniform and Career Apparel and Director	1983

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

Christopher S. Holland has been our Senior Vice President, Finance, and Treasurer since February 2011. From May 2006 to February 2011, he served as our Senior Vice President and Treasurer. He joined us in November 2003, and he became our Vice President and Treasurer in December 2003. Prior to joining us, Mr. Holland served as Vice President, Investment Banking at J.P. Morgan Chase & Co. since 1998.

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

Directors of the Registrant

Our directors, Joseph Neubauer, L. Frederick Sutherland and Christopher S. Holland, are employees of the Company, which is wholly-owned by Holdings. Holdings has a separate board of directors.

Mr. Neubauer has extensive business experience, both before and after he joined the Company in 1979. He has served as Chairman and Chief Executive Officer of the Company for more than 25 years and our Executive Vice President of Finance and Development and Chief Financial Officer for four years prior to that time. In addition, Mr. Neubauer served in various positions at PepsiCo, Inc. from 1971 to 1979, including senior vice president of PepsiCo’s Wilson Sporting Goods Division and vice president and treasurer of the parent company, PepsiCo, Inc. Mr. Neubauer’s experience leading the Company, both with regard to business operations and finance, and serving in senior management positions at other companies, as well as his experience serving on Holdings’ Board of Directors and on boards of directors of both public companies and non profit entities, led to the conclusion that he should serve on the Board of Directors of the Company.

Mr. Sutherland has served as an Executive Vice President of the Company for 18 years as well as Chief Financial Officer for the last 14 years. As Chief Financial Officer, he oversees the finance, accounting, information technology and risk management functions. He also serves as the Group Executive of our ARAMARK Uniform and Career Apparel segment, overseeing its operations, and had previously served as President of our Uniform Services business for 2 years from 1991 to 1993. Mr. Sutherland’s financial and operational experience, as well as his experience serving as a director of a public company, led to the conclusion that he should serve on the Board of Directors of the Company.

Mr. Holland has served as Treasurer of the Company for 8 years and as Senior Vice President for 5 years (currently, he is Senior Vice President, Finance). In those capacities, Mr. Holland has extensive knowledge of the business operations of the Company and is directly responsible for corporate finance, treasury operations, cash management, retirement benefits finance, corporate business development and strategy, investor relations and corporate planning and analysis. Mr. Holland joined us following 15 years with J.P. Morgan Chase & Co., where he served as Vice President, Investment Banking and had primary responsibility for managing J.P. Morgan’s investment banking relationships with companies in the medical device sector. Mr. Holland’s financial expertise, as well as his operational knowledge of the Company and our industry, led to the conclusion that he should serve on the Board of Directors of the Company.

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

Our named executive officer group is composed of Messrs. Neubauer and Sutherland and Ms. McKee, who are members of our management committee, Mr. Kerin, a former member of our management committee, and Messrs. Holland and Munnelly, two of our other executive officers. Mr. Kerin, who served as Executive Vice President of the company, Group President, Global Food, Hospitality and Facility Services, and is one of the company’s named executive officers, gave notice of his intent to resign his position as Executive Vice President of the company on August 5, 2011. In connection with this notice, on August 8, 2011, the company entered into a Separation Letter Agreement (the “Kerin Agreement”) with Mr. Kerin. Under the Kerin Agreement, Mr. Kerin ceased to be an executive officer of the company effective August 8, 2011 but will continue to be an employee of the Company and Group President, Global Food, Hospitality and Facility Services until March 9, 2012, the effective date of his separation from the company. His employment with us is now governed by the Kerin Agreement, which supersedes his Agreement Relating to Employment and Post Employment Competition, other than with regard to the provisions in that agreement relating to non-disclosure and non-disparagement, non-competition, non-solicitation, discoveries and works, remedies and cause and certain miscellaneous provisions.

Installment stock purchase opportunities (“ISPOs,” which are discussed in more detail below), as well as non-investment stock options, were granted to certain of our named executive officers in June 2011. Each of our named executive officers holds a number of stock options he or she was granted in connection with our going private transaction in 2007 (or, in the case of Mr. Munnelly, the commencement of his employment with us). These stock options now serve as a substantial component of our compensation program for our named executive officers and provide significant motivation and retention value to us for two reasons:

•

The investment in Holdings common stock generally is illiquid while our named executive officers remain employed by us. If one of our named executive officers or other executives were to voluntarily terminate his or her employment with us, Holdings can compel the executive to sell that executive’s stock back to Holdings for a price equal to the fair market value at the time of that sale (fair market value of the common stock will be the most recent quarterly appraisal value). Holdings does not have this right until one year after termination of employment. Holdings can pay for the stock in whole or in part with cash or a note with a term of up to three years, except in the case of death, disability, retirement or involuntary termination, when it must pay cash. Similarly, the executive can require Holdings to repurchase his or her shares, subject to an overall dollar amount limitation for all such purchases, for consideration of cash or a note except in the case of death, disability or retirement, when Holdings must pay cash. Holdings also has a Hardship Stock Repurchase Policy, which provides that an executive may request that Holdings repurchase all or some of the shares owned by him or her in the event of an unforeseeable emergency, which would include events such as a severe financial hardship resulting from an illness or accident, loss of property due to casualty or other similar extraordinary and unforeseeable circumstances. Holdings also has a Limited Liquidity Program that permits eligible employees to obtain limited liquidity with respect to their Holdings stock for cash needs. Under the program, non management committee employees may sell shares back to Holdings twice each year. A maximum of the lesser of ten percent of a participant’s shares or shares with a value of $100,000 may be sold annually by each participant. Only investment shares or shares purchased through the exercise of an ISPO are eligible for the program, and participants may only sell up to one-third of their total holdings of original investment shares and ISPO shares through this program.

•

One-half of all stock options granted (other than ISPOs) have a time-based vesting schedule and vest over a four-year period, provided that the employee continues to be employed by us. The other half of the stock options other than ISPOs are intended to be performance-based and require that we achieve specified financial targets before those stock options will vest. Each ISPO award is divided into 5 installments that vest over a period of between four and five years. See “Components of Executive Compensation—Equity Incentives.”

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

Attraction and Retention

Our compensation programs are an integral part of attracting and retaining our named executive officers. The compensation committee’s consultant, Frederic W. Cook & Co., Inc. has confirmed to the compensation committee that these programs are competitive with those of others in our industry and are well balanced to provide annual and longer-term capital accumulation opportunities by way of salary, annual incentives and equity interests. As described below under “Components of Executive Compensation,” with regard to cash compensation for our named executive officers, we aim to be between the median and 75th percentile in our industry, and our total cash compensation generally is in line with that target. Option awards for our management committee members are targeted from the median to the 75th percentile of peer companies. All of our stock options, including both time-based and performance-based options, generally vest over four years. Our ISPOs are divided into 5 installments, vest over a period of between four and five years, and have set exercise periods. We believe these stock options and ISPOs provide significant retention and recruitment value.

Company and Individual Performance

Our business requires us to deliver exceptional, value-driven experiences to our clients and customers. Our compensation programs, particularly our bonus plans, are designed to reward all executives, including our named executive officers, who perform to or exceed our standards by recognizing each executive’s scope of responsibilities, and management capabilities, and providing incentives to him or her to optimize company-wide financial results including, among other measures, earnings before interest and taxes, or EBIT.

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

Role of Compensation Consultants

The compensation committee originally engaged Frederic W. Cook & Co., Inc. as its compensation consultant in October 2007 and has reengaged Frederic W. Cook & Co., Inc. each fiscal year since that time. Prior to that engagement, from time to time, the compensation committee had consulted with Frederic W. Cook & Co., Inc. and our Human Resources Services department had discussed with Frederic W. Cook & Co., Inc. the design of programs that affect executive officer compensation. Ms. McKee, our Executive Vice President, Human Resources, participated in the selection of and discussions with representatives from Frederic W. Cook & Co., Inc. None of our other executive officers has participated in the selection of any particular compensation consultant. Frederic W. Cook & Co., Inc. has provided us with market intelligence and guidance on compensation trends, along with general views on specific compensation programs being designed by our Human Resources management. Management consulted with both Frederic W. Cook & Co., Inc. and Towers Watson regarding the design of the equity compensation programs and other compensation issues in connection with the going-private transaction. While only the compensation committee may formally engage compensation consultants with respect to the compensation of executive officers and directors, our management may seek the advice of these or other compensation consultants from time to time with the approval of our compensation committee chairman. In addition, only the compensation committee has the right to terminate Frederic W. Cook & Co., Inc., its compensation consultant.

The compensation committee re-engaged Frederic W. Cook & Co., Inc. in November 2010 to assist in the evaluation of compensation for our named executive officers (other than Messrs. Holland and Munnelly) and the board of directors, as well as other compensation-related matters for fiscal 2011. In February 2011, the compensation committee called upon Frederic W. Cook & Co., Inc. to review our existing equity compensation plan design and recommend any modifications, as well as to recommend any modifications to option grant practices and individual option grants to our named executive officers (other than Mr. Munnelly) that were made in June 2011. In connection with its own assessment of our compensation risk, in August 2011, the compensation committee asked Frederic W. Cook & Co., Inc. to assist it in its review of our compensation policies and practices for the purpose of making a determination regarding whether risks arising from those policies or practices are reasonably likely to have a material adverse effect on us. In September 2011, the compensation committee also asked Frederic W. Cook & Co., Inc. to review the compensation of the non-employee directors of Holdings who are not sponsor representatives and to propose any appropriate modifications. In addition, the compensation committee asked Frederic W. Cook & Co., Inc. to review the compensation of the named executive officers and to make recommendations for the named executive officers’ fiscal 2011 bonus and calendar 2012 salary.

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

Management Committee

Our Human Resources department initially prepares a tally sheet for use by Frederic W. Cook & Co., Inc. in its analysis of the compensation of our management committee members. The tally sheet contains the following information for each of our management committee members: current base salary, bonus target and prior year’s bonus award, current year option grant and current equity holdings. Frederic W. Cook & Co., Inc. uses the information contained in the tally sheet along with market data (relating to our peer group plus a few additional companies with whom we compete for talent, as well as general industry data) to prepare a report and recommendation to the compensation committee, which it provides directly to the chairman of the compensation committee. Frederic W. Cook & Co., Inc. then provides the report to Ms. McKee and discusses the report with the chairman of the compensation committee and Ms. McKee. With regard to bonus awards, our Human Resources department also prepares a report containing hypothetical bonus amounts based on business results, including EBIT and net income and, for Messrs. Sutherland and Kerin, client retention. Ms. McKee then engages in discussions with Mr. Neubauer regarding the compensation of management committee members other than himself and herself. Following this consultation, Mr. Neubauer presents a recommendation for Ms. McKee’s compensation and Ms. McKee presents the recommendations for the other management committee members’ compensation, including Mr. Neubauer’s compensation, to the compensation committee for its consideration. The compensation committee then uses this information to make the final decisions regarding executive compensation for our management committee members, including Mr. Neubauer. The compensation committee meets in executive session without Mr. Neubauer present when it makes any decisions with regard to Mr. Neubauer’s compensation.

Messrs. Holland and Munnelly

For executives below the management committee level, including Messrs. Holland and Munnelly, our Human Resources department sends out requests for salary and bonus target recommendations to supervisors in October for compensation decisions that will be effective the following calendar year. Supervisors are allotted an annual increase pool to allocate at their discretion across all of the employees who report directly to them. A portion of that pool is intended for promotions, new hires, market adjustments or equity adjustments that may occur throughout the year, but, at the supervisor’s discretion, may be used for on-cycle increases to existing employees. For fiscal 2011, the total pool to be allocated was 2.5% of the total of salaries and bonus targets for the executives that the supervisor oversees, with 0.5% intended for promotions, new hires, market adjustments or equity adjustments. Once the recommendations are received by the Human Resources department, the recommendations are sent to Ms. McKee and Mr. Neubauer for review and approval. Mr. Neubauer and Ms. McKee may make changes to the recommendations based their assessments of individual performance, in consultation with the particular supervisor. The recommendations are then submitted to the compensation committee for review and the compensation committee uses this information to make the final decisions regarding executive compensation for our executives.

The Compensation Committee’s Processes

The compensation committee generally makes its cash compensation decisions at its November meetings. New hires and promotions and other compensation adjustments are considered at its meetings throughout the year. Annual base salary decisions are made in early November and are effective at the beginning of the next calendar year, while bonus awards earned by our named executive officers generally are determined in late November for the immediately preceding fiscal year. In addition, the bonus pool under the Senior Executive Annual Performance Bonus Plan (the “Bonus Plan”) for the current fiscal year is set at the late November meeting. The compensation committee makes its decisions after review and discussion of recommendations made by Ms. McKee, with input from Mr. Neubauer, and materials prepared by Frederic W. Cook & Co., Inc., and in the case of bonus recommendations, by our Human Resources department. In addition, with regard to participants in the Bonus Plan, Mr. Neubauer provides the compensation committee with qualitative assessments of the other management committee members’ performance, including individual business results (with regard to Messrs. Sutherland and Kerin) and his review of their performance, before it makes its compensation decisions. Non-investment stock options were granted to our named executive officers in March 2008, to certain of our named executive officers in September 2009 in connection with a management realignment, in March 2010 and in June 2011 in connection with a management realignment (other than with respect to Mr. Munnelly). In addition, ISPOs were granted to our named executive officers other than Mr. Munnelly in June 2011. See “Components of Executive Compensation—Equity Incentives.” We have not established a cycle for any future grants to our named executive officers. The compensation committee is entitled to exercise its discretion with regard to any element of compensation and does exercise negative discretion with regard to bonuses under the Bonus Plan.

Components of Executive Compensation

The principal components of our executive compensation program are base salary, bonus and equity incentives. We also provide employee and post-employment benefits and perquisites.

In October 2008, the compensation committee, with the assistance of Frederic W. Cook & Co., Inc., performed its periodic review of peer group companies to which the compensation committee benchmarks compensation for our named executive officers and slightly changed the composition of our peer group. Since that time, our peer group has consisted of Cintas, Compass Group PLC, Darden Restaurants, FedEx, Hertz, Manpower, Marriott, McDonald’s, RR Donnelley, Ryder Systems, Starbucks, SYSCO, Tyco International, UPS, Waste Management and Yum Brands. In terms of size, our revenues approximate the median of the peer companies, our enterprise value approximates the 25th percentile and the number of our employees is above the 75th percentile. Total cash compensation paid to our named executive officers in fiscal 2011 was generally between the median and the 75th percentile, which is consistent with our competitive positioning. Base salaries paid to our named executive officers in fiscal 2011 approximated the 75th percentile of peer companies and target bonus approximated the median.

Base Salary

We use base salary to reflect the value of a particular position—to us and the marketplace—and the value the individual contributes to us. Salary levels for our executives are reviewed at least annually.

Management Committee

The specific salary increase for each of our management committee members is typically based upon a review of his or her individual performance along with a comparison to published market data relating to over 500 companies, as well as a review of the peer companies described above. Salaries for all management committee members other than Mr. Neubauer are reviewed by Mr. Neubauer. Ms. McKee participates in all reviews except her own. Ms. McKee reviews Mr. Neubauer’s salary with the compensation committee and the compensation committee then meets in executive session to make its determination with regard to Mr. Neubauer’s salary. The survey of competitive salaries is conducted and recommendations are made to the compensation committee for its review and approval. Salary adjustments generally are effective at the beginning of the following calendar year. Salary increases also can be recommended and approved in connection with a promotion or a significant change in responsibilities. After a review of competitive data and consideration of then current economic conditions, Mr. Neubauer determined not to recommend any salary increases for members of the management committee for calendar 2011. The compensation committee agreed with the recommendation and maintained the salaries for management committee members at 2010 levels. For calendar 2011, our management committee members received the following base salaries: for Mr. Neubauer, $1,300,000, for Messrs. Sutherland and Kerin, $750,000 and for Ms. McKee, $590,000. Base salaries for our management committee members will be as follows for 2012: for Mr. Neubauer, $1,400,000, for Mr. Sutherland, $800,000 and for Ms. McKee, $625,000. Because Mr. Kerin is no longer an executive officer of the company and his compensation is set forth in the Kerin Agreement, the compensation committee did not make a 2012 salary determination for him.

Messrs. Holland and Munnelly

The specific salary increase for each of our executives is typically based upon a review of his or her individual performance. For executives below the management committee level, including Messrs. Holland and Munnelly, our Human Resources department sends out requests for salary recommendations to supervisors in October for compensation decisions to be effective the following calendar year. Mr. Sutherland, who is Messrs. Holland’s and Munnelly’s supervisor, like other supervisors, is allotted an annual increase pool (2.5% of the total salaries he oversees for fiscal 2011) to allocate at his discretion across all of the employees who report directly to him. 0.5% of that pool is intended for promotions, new hires or market adjustments that may occur throughout the year. Mr. Sutherland evaluates Messrs. Holland’s and Munnelly’s responsibilities and job performance and makes his recommendation to the Human Resources department. His recommendation is then sent to Ms. McKee and Mr. Neubauer for review and final approval. Mr. Neubauer and Ms. McKee, in consultation with Mr. Sutherland, may make changes to the recommendations based upon their assessments of individual performance. The recommendations are then submitted to the compensation committee for approval. The compensation committee then uses this information to make the final decisions regarding executive compensation for our executives, including Messrs. Holland and Munnelly.

For calendar 2011, Mr. Holland received a base salary of $385,000 from February 9, 2011 through September 30, 2011 and a base salary of $365,000 from January 1, 2011 to February 8, 2011. He received a base salary of $355,000 from October 2010 through December 2010. Mr. Holland’s salary was increased in February 2011 in recognition of his promotion to the executive committee and a change in his responsibilities. Mr. Munnelly received a base salary of $354,000 from January 1, 2011 through September 30, 2011. His salary for October 2010 through December 2010 was $345,000. Mr. Holland’s base salary for calendar 2012 will be $395,000 and Mr. Munnelly’s base salary for calendar 2012 will be $361,000. Messrs. Holland and Munnelly received base salary increases of between 2-2.6%, which were generally consistent with the increases available under the pool.

Bonus

Management Committee

In fiscal 2011, our management committee members (other than Mr. Kerin, whose bonus was ultimately determined pursuant to the Kerin Agreement) participated in the Bonus Plan. Under the Bonus Plan, the compensation committee approved in November 2010 the establishment of a bonus pool which was funded based on 1.2% of adjusted EBIT. This pool method was chosen to satisfy the requirements of the performance-based pay exception to Section 162(m) of the Internal Revenue Code (when we were subject to Section 162(m) prior to the going-private transaction), which limits tax deductions for compensation paid to a public company’s named executive officers (other than the chief financial officer) to $1,000,000. Although neither we, nor Holdings, is currently subject to the Section 162(m) compensation deduction limit because we are not considered to be “publicly held” companies as defined in the regulations, Holdings may, in the future, be required to register securities under the Securities Exchange Act of 1934 and become subject to the Section 162(m) compensation deduction limit. Therefore, we have continued to operate our Bonus Plan to comply with Section 162(m). For purposes of the Bonus Plan and the formula used to determine the bonus pool approved by the compensation committee, adjusted EBIT is income from both continuing and discontinued operations before income taxes, if any, and before interest expense and other financing costs, in each case as shown on our consolidated financial statements and notes thereto. In addition, the compensation committee adjusted the calculation of adjusted EBIT for purposes of the Bonus Plan to exclude share-based compensation expense, impairment charges or similar asset write-offs in accordance with Generally Accepted Accounting Principles, incremental customer relationship amortization and incremental depreciation that resulted from the Transaction and extraordinary gains or losses. These adjustments were made to normalize the adjusted EBIT number so that it does not reflect unusual or non-operational items. For fiscal 2011, our adjusted EBIT under the Bonus Plan was $715,731,000. The following percentages of adjusted EBIT for each of our management committee members represent the maximum amount that could have been awarded to him or her for fiscal 2011: for Mr. Neubauer, 0.70% (up to the plan maximum of $4,500,000), for Mr. Sutherland, 0.3542%, and for Ms. McKee, 0.2834%. The potential bonus amounts under the Bonus Plan for fiscal 2011 based upon the percentages of adjusted EBIT were as follows: For Mr. Neubauer, $4,500,000, for Mr. Sutherland, $2,535,000, and for Ms. McKee, $2,028,000. For fiscal 2011, the compensation committee exercised negative discretion with regard to the actual bonus amounts awarded to our management committee members and those actual bonus amounts are as follows: for Mr. Neubauer, $2,500,000, for Mr. Sutherland, $650,000 and for Ms. McKee, $500,000. For fiscal 2012, the compensation committee approved the following percentages of adjusted EBIT for each of our management committee members, which represent the maximum amount that can be awarded to him or her in respect of his or her fiscal 2012 bonus: for Mr. Neubauer, 0.70%, for Mr. Sutherland, 0.32%, for Ms. McKee, 0.25%. Pursuant to the Kerin Agreement, Mr. Kerin, who is no longer an executive officer or a participant in the Bonus Plan, was guaranteed to receive at least his target bonus for fiscal 2011, or $600,000, and was ultimately awarded $630,000 by the compensation committee.

Bonuses are designed to encourage and reward performance that is consistent with our financial objectives and individual performance goals and targets. In determining the actual bonuses paid to our management committee members other than Mr. Neubauer, the compensation committee considers the maximum bonus amount based on the above adjusted EBIT formula and then considers as reference points, in the case of Messrs. Sutherland and Kerin, individual results of their business, based upon sales, EBIT, managed cash flow (as defined below) and client retention. Other factors include our company-wide results, based upon sales, EBIT, and managed cash flow (in the case of the other management committee members, other than Mr. Neubauer), the bonuses awarded by our peer companies to comparable officers and the management committee member’s historical bonus awards. Ms. McKee presents these reference points, along with a specific recommendation based on the analysis performed by Frederic W. Cook & Co., Inc., except with respect to herself and Mr. Neubauer, to Mr. Neubauer for his review. After consultation with Mr. Neubauer, who considers the individual contributions of the management committee members other than himself (including individual business results (with regard to Messrs. Sutherland and Kerin) and execution of business strategy), final bonus recommendations for management committee members, other than Mr. Neubauer, are made to the compensation committee. The recommendations for fiscal 2011 represented less than the amounts derived from the formula described above. The compensation committee considers the reference points and recommendations and, to the extent that the amount awarded is lower than the maximum bonus payable based on the adjusted EBIT formula, exercises negative discretion to determine the bonus amounts for our management committee members, other than Mr. Neubauer. The compensation committee also considers a target amount which represents the compensation committee’s view of a market competitive award. For fiscal 2011, as determined in November 2010, the bonus targets were $600,000 for Messrs. Sutherland and Kerin and $445,000 for Ms. McKee.

In determining the actual bonus paid to Mr. Neubauer, the compensation committee considers the maximum bonus amount based on the above formula and considers as reference points the bonuses awarded by our peer companies to their chief executive officers, as well as Mr. Neubauer’s historical bonus awards and company-wide results. The chairman of the compensation committee engages in a discussion with a representative of Frederic W. Cook & Co., Inc., who provides a recommendation of a bonus range for Mr. Neubauer based on a view of bonuses paid to chief executive officers of our peer companies and discusses the recommendation with Ms. McKee. The chairman of the compensation committee then consults with each of the compensation committee members and receives their input. The chairman of the compensation committee presents Mr. Neubauer’s bonus recommendation to the compensation committee. The recommendation for fiscal 2011 represented less than the amount derived from the formula described above. The compensation committee considers the reference points and recommendation and, to the extent that the amount awarded is lower than the maximum bonus payable based on the adjusted EBIT formula, exercises negative discretion to determine the bonus amount for Mr. Neubauer. Mr. Neubauer was not involved in the determination of his bonus for fiscal 2011. The compensation committee also considers a target amount, which represents the compensation committee’s view of a market competitive award (for fiscal 2011, Mr. Neubauer’s target bonus amount was $2.3 million). For fiscal 2011, Mr. Neubauer was awarded a bonus of $2.5 million which is equal to 56% of his maximum bonus potential for fiscal 2011 and is equal to 192% of his base salary.

Messrs. Holland and Munnelly

Messrs. Holland and Munnelly participate in the Amended and Restated Executive Leadership Council Management Incentive Bonus Plan (the “MIB”), which provides annual cash bonuses to eligible executives for the achievement of explicit performance objectives established for each fiscal year. Each November (or at another time during the year in the case of a promotion), the compensation committee sets a bonus target in dollars for each executive who participates in the MIB, which is composed of two parts: a financial portion representing 70% of the overall potential MIB award and individual objectives representing the remaining 30%. The financial portion of the MIB award for Messrs. Holland and Munnelly is based on company-wide financial targets for fiscal 2011, specifically, sales ($13,162,301,000), adjusted EBIT ($704,691,000) and managed cash flow ($691,352,000). Actual sales for purposes of the MIB of $13,244,671,000 for fiscal 2011 included sales from discontinued operations. Actual adjusted EBIT for purposes of the MIB of $717,914,000 for fiscal 2011 included earnings from discontinued operations and excluded incremental customer relationship amortization and incremental depreciation from the Transaction and stock compensation expense. Managed cash flow consisted of EBITDA less capital expenditures, minus the change in accounts receivable, minus the change in inventories, plus stock compensation expense and was $670,221,000 for fiscal 2011. MIB participants are also rated on the achievement of individual objectives, which are established by the executives and approved by their supervisors and are based upon job responsibilities. For fiscal 2011, Mr. Holland’s and Mr. Munnelly’s individual objectives that were considered in calculating their respective bonus awards included their performance with regard to the structuring and implementation of the shareholder dividend and associated financing, the acquisition of Masterplan and Filterfresh, the divestiture of Galls, the sale of a minority interest in Seamless North America, LLC and the implementation of a new enterprise financial system for the uniform and career apparel business. The following table describes the threshold, targets and maximum for each of the components of the MIB award:

	Business Performance (Percentage of Target Performance)			Payout (Percentage of Target Payout)
Measure	Threshold	Target	Maximum	Threshold	Target	Maximum
EBIT	87.5%	100%	110%	25%	100%	200%
Revenue	90%	100%	110%	25%	100%	200%
Managed Cash Flow	87.5%	100%	110%	25%	100%	150%
Individual Objectives	0%	100%	150%	0%	100%	150%

As the table illustrates, the company must attain a threshold, or minimum, performance on each of the financial measures for the participant to receive any payout for the measure. If the threshold performance is achieved, the participant will receive 25% of the payout for that measure, which increases to 100% when 100% of the measure is attained. If greater than 100% of the target for a particular measure is achieved, the participant will receive more than 100% payout on that measure up to the maximum amount set forth in the table. Therefore, if the maximum performance of all measures was achieved, Messrs. Holland and Munnelly could have received up to 175% of their respective target bonus amounts.

For Messrs. Holland and Munnelly, our Human Resources department sends out requests for bonus target recommendations to Mr. Sutherland in October for compensation decisions to be effective the following fiscal year. Mr. Sutherland, like all supervisors, receives market data on the total cash compensation for the positions reporting to him that enables him to determine whether an increase in the bonus target for Mr. Holland or Mr. Munnelly is warranted and the amount of that increase. The market data consists of general industry surveys of compensation for similar positions. Mr. Neubauer and Ms. McKee may make changes to the recommendations, in consultation with Mr. Sutherland, based upon their assessments of Mr. Holland’s and Mr. Munnelly’s individual performance and the competitiveness of their total cash compensation. The recommendations are then submitted to the compensation committee for review. The compensation committee then uses this information to make the final decisions regarding bonus targets for our executives, including Messrs. Holland and Munnelly.

For fiscal 2011, Mr. Holland had a bonus target of $150,000 from October 2010 through February 2011, when he received a promotion. Mr. Holland’s bonus target from February 2011 through September 2011 was increased to $165,000 in connection with his promotion and assumption of additional responsibilities, including an increase in the size of his department, and based upon market data. Mr. Munnelly’s bonus target for fiscal 2011 was $174,000.

The actual award of bonuses under the MIB is based on the mechanical calculation of the financial target (for the 70% financial portion) and the supervisor’s assessment of the executive’s achievement of his or her predetermined individual objectives. For fiscal 2011, Mr. Holland received a bonus of $184,000 and Mr. Munnelly received a bonus of $190,000.

For fiscal 2011, our named executive officers’ (other than Mr. Neubauer’s) actual bonus amounts paid ranged from 48% to 87% of their base salaries. See the Summary Compensation Table for bonus amounts paid to our named executive officers for fiscal 2011. For fiscal 2012, the bonus targets will be as follows: For Mr. Neubauer, $2,400,000, for Mr. Sutherland, $650,000, for Ms. McKee, $480,000, for Mr. Holland, $170,000, and for Mr. Munnelly, $178,000.

Equity Incentives

The compensation committee has adopted guidelines for awards of equity compensation, which provide that, because non-investment option awards are currently an important means for retention and motivation, awards of non-investment stock options to our management committee members will be targeted from the median to the 75th percentile of publicly-traded peer companies.

In January 2007, our named executive officers, other than Mr. Munnelly, were granted stock options in connection with their investment in Holdings, and in February 2007 and March 2008, most of our named executive officers received grants of non-investment stock options in accordance with Holdings’ 2007 Management Stock Incentive Plan. In September 2009, two of our named executive officers received non-investment stock option grants in connection with the realignment of our executive management and to encourage retention. In March 2010, each of our named executive officers received a non-investment stock option grant. In June 2011, each of our named executive officers, other than Mr. Munnelly, received a non-investment stock option grant and an ISPO grant (see discussion below).

As was negotiated with the sponsors in connection with the going-private transaction, half of all of the stock options granted have a time-based vesting schedule and vest over a four-year period, while half are intended to have a performance-based vesting schedule and require that we achieve specified financial targets in addition to the four-year vesting period before those options will vest, subject to the compensation committee’s discretion to accelerate vesting. In December 2008, the board of directors of Holdings waived the requirement that the EBIT target be satisfied with respect to 75% of the portion of performance-based stock options whose vesting was subject to the achievement of the 2008 EBIT target even though such EBIT target was not achieved. In December

2009, the Holdings board waived the requirement that the Company achieve the performance target with respect to 35% of the portion of the performance-based stock options whose vesting was subject to the achievement of the 2009 EBIT target, even though such EBIT target was not achieved. The 2010 EBIT target was not achieved. The 2011 EBIT target, which had been modified in June 2011 to reflect current economic conditions, was satisfied and options whose vesting was subject to the achievement of the 2011 EBIT target will vest.

In June of 2011, the compensation committee approved amendments to the Management Stock Incentive Plan to permit the issuance of ISPOs, a specialized form of stock option for new hires and promoted employees. The total ISPO award is divided into five equal installments. The first installment, which consists of the option to buy 20% of the shares in the total award at an exercise price equal to the fair market value on the date of grant, vests immediately upon grant. Any portion of this first installment that is not exercised will be cancelled on the first anniversary of the grant date. The holder of the ISPO must exercise at least 25% of this first installment prior to the first anniversary or the remaining ISPO grant will be cancelled. Twenty percent of the ISPO grant will vest in each subsequent year on the 15th of December, beginning in December following the grant date anniversary. Assuming the holder exercises at least 25% of the first installment, on each applicable vesting date, the holder may exercise up to the portion of the grant that has vested during the applicable designated exercise period, which will be the 31-day period beginning with the second installment vesting date, or December 15th until the immediately following January 15th. The holder must exercise ISPOs for a minimum of 100 shares in any installment or the exercise will not be valid. Any subsequent vested installments that are not exercised during the relevant exercise period will be cancelled, but the holder will still be able to exercise subsequent installments following their vesting in future years (subject to the exercise requirements of the first installment as described above).

Equity Grant Policy

On May 8, 2007, the board of directors of Holdings adopted a policy on the grant of equity awards. The board modified the policy in December 2009, March 2010 and June 2011. Under this policy, stock option grants may be approved by the compensation committee (or a subcommittee thereof) shortly following each new appraisal of Holdings common stock. In addition, the compensation committee may grant newly hired or promoted executives the right to purchase shares of Holdings common stock through an ISPO. The grant date for stock options and ISPOs is the date the committee or subcommittee approves the grants and the exercise price is the most recent appraisal price in effect on the date of such grant.

Other Components of Compensation

Employee and Post-Employment Benefits. We offer basic employee benefits to provide our workforce with a reasonable level of coverage in the event of illness or injury. The cost of certain employee benefits is partially or fully borne by the employee, including each named executive officer. We offer comparable benefits to our eligible U.S. employees, which include medical, dental and vision coverage, disability insurance and optional life insurance. In addition, our named executive officers receive excess medical coverage that provides reimbursement for medical, dental and vision expenses in excess of $1,500 per covered individual per year. Our named executive officers also participate in a Survivor Income Protection Plan, which entitles a surviving spouse or domestic partner and dependent children to receive the executive’s full base salary for one year after the executive’s death and one-half of the executive’s base salary for the subsequent nine years or, alternatively, may receive excess term life insurance. A participant in the Survivor Income Protection Plan who is 65 and has attained 5 years of employment with us is entitled to a benefit equal to one times his or her base salary upon his or her retirement or death in lieu of the benefit described above. Mr. Neubauer will receive this benefit on his retirement. Mr. Neubauer is also entitled to a supplemental retirement benefit as discussed under “Employment Agreements and Change of Control Arrangements.”

Generally, our highly compensated employees (for 2011, those earning more than $110,000), including our named executive officers, are not eligible to participate in our 401(k) plans because of certain legal requirements.

Instead, those employees are eligible to participate in a non-qualified savings plan that we call our Savings Incentive Retirement Plan, the successor plan to our Stock Unit Retirement Plan. This plan is intended to be a substitute for those employees’ participation in our 401(k) plans. See “Nonqualified Deferred Compensation for Fiscal Year 2011” on page 72 for further information.

Management Committee

Messrs. Neubauer and Sutherland and Ms. McKee are also parties to employment agreements that entitle them to lump sum payments and severance if there is a change of control of Holdings or us as described in those agreements and their employment is terminated under specified circumstances. These provisions are intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and our other constituents without concern over whether the transactions may jeopardize the executives’ own employment.

The agreements with Mr. Sutherland and Ms. McKee were entered into following the going-private transaction and contain a “double trigger”—for payments to be made, there must be a change of control followed by an involuntary loss of employment within three years or their employment must be terminated in anticipation of a change of control. We chose to implement a “double trigger” for our management committee members other than Mr. Neubauer after advice from Frederic W. Cook & Co., Inc. that a “double trigger” is a more common practice in the market than a “single trigger.” Mr. Neubauer’s employment agreement has a “single trigger” that permits him to resign for any reason within twelve months after a change of control and be paid under his agreement. This single trigger provision has been included in his agreement for at least the past eleven years and was not triggered by the going-private transaction because Mr. Neubauer was part of the group that was responsible for the change of control. For more information on change of control and severance payments for our management committee members, see the disclosure under “Employment Agreements and Change of Control Arrangements” on page 67 and under “Potential Post-Employment Benefits” on page 73.

Messrs. Holland and Munnelly

Messrs. Holland and Munnelly are each parties to an Agreement Relating to Employment and Post Employment Competition that provides for certain benefits if either Mr. Holland or Mr. Munnelly should be terminated by us without cause. Those benefits include between 26 and 52 weeks of severance pay, depending on the executive’s length of service with the Company, as well as the continued use of a company car or the continuation of an auto allowance and the continuation of basic health care coverage through the end of the severance pay period. Pursuant to the agreement, the executive must adhere to certain non-disclosure, non-disparagement, non-competition and non-solicitation requirements for various periods of time after termination of employment.

Perquisites. We provide our named executive officers with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table on page 62, that we believe are reasonable and encourage retention. We believe that these benefits enable our executives to focus on our business and enhance their commitment to us. In addition, the availability of financial planning services assists those who receive them to optimize the value received from all of the compensation and benefit programs offered. The costs of these benefits constitute a small percentage of each named executive officer’s total compensation, and include premiums paid on life insurance or the Survivor Income Protection Plan, disability insurance, excess health insurance, use of a car leased by us or receipt of a car allowance, no cost parking at a garage near company offices, an executive physical, reimbursement for a club membership (through December 31, 2010, at which time this benefit was discontinued) or financial planning services and personal use of company tickets or the company box at sporting or other events. Company-provided perquisites are reviewed by the compensation committee in consultation with Frederic W. Cook & Co., Inc. on an annual basis. Based upon the usefulness of such perquisites for retention, the compensation committee determines whether or not to continue them. In November 2010, the compensation committee decided to phase out the company-leased vehicle in favor of an auto allowance, such that those employees that currently have company leased vehicles can retain those vehicles until the end of the lease term. In addition, the compensation committee eliminated reimbursement for a club membership effective at the end of calendar 2010.

Our compensation committee has established a policy, which it has determined to be in our business interest, that directs Mr. Neubauer to use company aircraft, whenever possible, for all air travel, whether personal or business. Some of Mr. Neubauer’s business use of the corporate aircraft in fiscal 2011 included flights to attend outside board meetings at the companies or organizations for which he serves as a director or trustee. We believe that Mr. Neubauer’s service on these boards, and his ability to conduct company business while traveling to these board meetings, provides benefits to us and therefore deem it to be business use. In addition, depending on seat availability, Mr. Neubauer’s spouse or family members may accompany him on the company aircraft. Although there is little or no incremental cost to us for these trips, we reflect a $500 per seat charge in his “All Other Compensation” amount in the Summary Compensation Table for flights in which those additional passengers’ travel is not business-related (for example, if Mr. Neubauer’s spouse’s presence at a business function is not required). Mr. Neubauer also has a car and driver that we provide to him. Much of Mr. Neubauer’s use of the company-provided car and driver, which generally enables him to make efficient use of his travel time, is business use, although Mr. Neubauer does utilize the car and driver for commuting to and from the office, which is considered personal use, and for other limited personal use.

Impact of Regulatory Requirements on our Executive Compensation

Sections 280G and 4999. Sections 280G and 4999 of the Internal Revenue Code, respectively, limit our ability to take a tax deduction for certain “excess parachute payments” (as defined in Sections 280G and 4999) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance from us in connection with a change of control. The compensation committee considered the adverse tax liabilities imposed by Sections 280G and 4999, as well as other competitive factors, when it structured certain post-termination compensation payable to our named executive officers. The potential adverse tax consequences to us and/or the executive, however, are not necessarily determinative factors in such decisions. Our agreements with Messrs. Neubauer and Sutherland and Ms. McKee relating to employment require us to make a gross-up payment to compensate them for any excise taxes (and income taxes on such gross-up payment) that they incur under Section 4999 and other similar local tax laws as a result of these provisions.

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

Compensation Risk Disclosure

As part of its oversight responsibilities, the compensation committee considered the impact of our compensation programs on our risk profile and whether these programs promote excessive risk taking. Based on its review and the recommendation of its compensation consultant, the compensation committee determined that our compensation programs are appropriately structured and that risks arising from our compensation programs are not reasonably likely to have a material adverse affect on us for the following reasons, among others:

•	our compensation programs are well aligned with sound compensation design principles;

•	our Bonus Plan and the Management Incentive Bonus Plan utilize several financial performance measures at the corporate level, which cannot be easily manipulated by any one individual;

•	none of our individual business areas pose a significant business risk to the overall enterprise;

•	illiquid equity positions in Holdings ensure a long-term focus by our executives on our growth and long-term viability; and

•	equity compensation constitutes a meaningful portion of pay for more senior executives and focuses them on enhancing long-term shareholder value over a multi-year period.

Compensation Committee Report

The compensation committee has reviewed the Compensation Discussion and Analysis and discussed that Compensation Discussion and Analysis with management. Based on its review and discussions with management, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2011. This report is provided by the following directors, who constitute the compensation committee:

Robert J. Callander, Chairman

Joseph Neubauer

Leonard S. Coleman, Jr.

Thomas H. Kean

Stephen P. Murray

Summary Compensation Table

The following table lists the compensation we paid for the 2011 fiscal year to our named executive officers:

Name and Principal Position	Year	Salary(1)	Bonus	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
				(all amounts in dollars)
Joseph Neubauer	2011	1,300,000	2,500,000	1,824,000		1,497,083	258,437	7,379,520
Chairman and Chief Executive Officer	2010	1,300,000	2,100,000	2,006,500		1,404,705	202,194	7,013,399
	2009	1,300,000	1,950,000			1,686,571	239,472	5,176,043

L. Frederick Sutherland	2011	750,000	650,000	816,925		15,385	51,273	2,283,583
EVP, Chief Financial Officer and Group Executive, ARAMARK Uniform and Career Apparel	2010	750,000	600,000	1,324,543		14,113	55,023	2,743,679
	2009	715,385	450,000	1,788,772		12,747	53,648	3,020,552

Lynn B. McKee	2011	590,000	500,000	816,925		8,389	40,392	1,955,706
EVP, Human Resources	2010	586,538	450,000	969,096		7,599	44,805	2,058,038
	2009	570,385	375,000	504,246		6,775	43,885	1,500,291

Christopher S. Holland	2011	375,423		633,700	184,000	233	36,585	1,229,941
SVP, Finance and Treasurer

Joseph M. Munnelly	2011	351,750			190,000	433	37,208	579,391
SVP, Controller and Chief Accounting Officer

Andrew Kerin	2011	750,000	630,000	816,925		8,963	22,018	2,227,906
Former EVP and President, ARAMARK Global Food, Hospitality and Facility Services	2010	750,000	600,000	1,257,031		8,335	30,514	2,645,880
	2009	700,385	450,000	1,631,939		6,862	33,277	2,822,463

(1)	Messrs. Neubauer, Sutherland, Holland and Munnelly and Ms. McKee deferred a portion of their 2011 salaries under the 2007 Savings Incentive Retirement Plan. Messrs. Neubauer, Sutherland and Kerin and Ms. McKee deferred a portion of their fiscal 2010 and 2009 salaries under the 2007 Savings Incentive Retirement Plan. These amounts are reflected in the Non-Qualified Deferred Compensation Table for Fiscal Year 2011 on page 72 and in this column.
(2)	This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to the 2011, 2010 and 2009 fiscal years for the stock options granted to each of the named executive officers in 2011, 2010 and 2009, respectively. The grant date fair value for performance-based stock options granted in fiscal 2011 reflects the value attributable only to those options whose vesting is based on 2011 targets, as that is the only target that had been determined during fiscal 2011. As future targets are determined in future years, additional grant date fair value will be reflected in the years in which such targets are set. See “Grants of Plan Based Awards for Fiscal Year 2011” for additional information on stock options granted in 2011. For additional information on the valuation assumptions and more discussion with respect to the stock options, refer to Note 10 to the consolidated financial statements contained in this Annual Report.
(3)	Includes amounts earned on deferred compensation in excess of 120% of the applicable federal rate, based upon the above-market return at the time the rate basis was set. The amounts attributable to Mr. Neubauer’s above-market earnings on deferred compensation were $49,382 in 2011, $45,518 in 2010 and $41,298 in 2009. Also includes, for Mr. Neubauer, $1,447,701 in fiscal 2011, $1,359,187 in fiscal 2010 and $1,645,273 in 2009, which are the aggregate changes in the actuarial present value of his supplemental executive retirement benefit for such years. See “Employment Agreements and Change of Control Arrangements” on page 67 and “Pension Benefits for Fiscal Year 2011” on page 71.
(4)	The following are included in this column for fiscal 2011:

(a)	The aggregate incremental cost to us of the following perquisites: car allowance payments or the cost to us of providing the named executive officer a company-leased vehicle (including maintenance, insurance and fees), premium payments for disability insurance, premium payments for an excess health insurance plan, payments for an executive physical, parking fees paid by the company, costs associated with personal use of company owned tickets or the company owned suite at sports stadiums, reimbursement for a club membership (through 12/31/10 only) and, for Mr. Neubauer, personal use of the company aircraft and personal use of a company-provided car and driver.
(b)	With regard to Mr. Neubauer, $98,570 for Mr. Neubauer’s personal use of the company aircraft and $26,210 for Mr. Neubauer’s personal use of a company-provided car and driver. The calculation of incremental cost for personal use of company aircraft includes the variable costs incurred as a result of personal flight activity: a portion of ongoing maintenance and repairs, aircraft fuel, telephone communications and any travel expenses for the flight crew.
(c)	With respect to each individual listed in the table, the amount of company matching contributions to the Savings Incentive Retirement Plan for fiscal 2011 ($10,313 for Messrs. Neubauer, Sutherland, Holland and Munnelly and Ms. McKee).
(d)	Premium payments for term life insurance or the Survivor Income Protection Plan as follows: for Mr. Neubauer, $113,182, for Mr. Sutherland, $19,611, for Ms. McKee, $4,044, for Mr. Holland, $1,668, for Mr. Munnelly, $1,668 and for Mr. Kerin, $1,668.

Grants of Plan-Based Awards for Fiscal Year 2011

The following table provides information about equity awards granted to our named executive officers in fiscal 2011: (1) the grant date, (2) estimated future payouts under equity incentive plan awards, which consist of the stock options with performance-based vesting schedules, (3) all other option awards, which consist of the number of shares underlying stock options with time-based vesting schedules, (4) the exercise price of the stock option awards, which reflects the most recent appraisal price of Holdings common stock on the date of grant and (5) the grant date fair value of each equity award computed under FASB ASC Topic 718.

All of the grants in the Grants of Plan-Based Awards for Fiscal Year 2011 table, the Outstanding Equity Awards at 2011 Fiscal Year-End table and the Options Exercises and Stock Vested Table for Fiscal Year 2011 refer to grants of options to purchase Holdings common stock. ARAMARK no longer has an equity incentive plan and no longer grant any equity awards.

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards(2) ($/sh)	Grant Date Fair Value of Stock and Option Awards(3)
		Threshold(#)	Target(1)(#)	Max(#)
Neubauer	6/22/2011				100,000	$12.69	$248,000	(4)
	6/22/2011				200,000	$12.69	$874,000	(5)
	6/22/2011		200,000	200,000		$12.69	$702,000

Sutherland	6/22/2011				60,000	$12.69	$148,800	(4)
	6/22/2011				125,000	$12.69	$546,250	(5)
	6/22/2011		31,250	31,250		$12.69	$121,875	(6)

McKee	6/22/2011				60,000	$12.69	$148,800	(4)
	6/22/2011				125,000	$12.69	$546,250	(5)
	6/22/2011		31,250	31,250		$12.69	$121,875	(6)

Holland	6/22/2011				40,000	$12.69	$99,200	(4)
	6/22/2011				100,000	$12.69	$437,000	(5)
	6/22/2011		25,000	25,000		$12.69	$97,500	(6)

Munnelly	—	—	—	—	—	—	—

Kerin	6/22/2011				60,000	$12.69	$148,800	(4)
	6/22/2011				125,000	$12.69	$546,250	(5)
	6/22/2011		31,250	31,250		$12.69	$121,875	(6)

(1)	Named executive officers may receive all or less than all of the target amount of performance-based options when certain events occur, including the achievement of certain percentage returns by our sponsors. See the discussion under “Performance-Based Stock Options” below. Consists of shares underlying options granted that vest in 25% increments on each of the first four anniversaries of the date of grant and upon the attainment of certain EBIT targets that are set forth in the Option Agreements and described in the Compensation Discussion and Analysis and the narrative to the table. These stock options will expire ten years from the date of grant. The EBIT targets associated with the grants of performance-based options are as follows:

Year	Annual EBIT Target	Cumulative EBIT Target
2011	$748.5	N.A.
2012	$834.7	$1,583.2
2013	*	*
2014 (the “Final Fiscal Year”)	*	*

*	EBIT Target not yet established

(2)	The exercise price of the options reported in the table is the most recent appraisal price of a share of Holdings common stock on the original date of grant.
(3)	This column shows the full grant date fair value of stock options granted to our named executive officers in fiscal 2011 under FASB ASC Topic 718. No restricted stock was granted in fiscal 2011. For additional information on the valuation assumptions, refer to Note 10 to the consolidated financial statements. These amounts do not correspond to the actual value that will be received by the named executive officers.
(4)

These stock options are installment stock purchase opportunities that are divided into 5 installments. The first installment vests immediately upon grant and is exercisable for one year. The remaining installments vest on the first four anniversaries of the December 15th following the grant date and are exercisable for a period of 31 days. At least 25% of the first installment must be exercised or the remaining installments are cancelled.

(5)	These stock options vest 25% per year over four years and have a ten-year term.
(6)	The grant date fair value for these performance-based stock options reflects the value attributable only to those options whose vesting is based on 2011 targets, as that is the only target that had been determined during fiscal 2011. As future targets are determined in future years, additional grant date fair value will be reflected in the years in which such targets are set.

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

Year	Annual EBIT Target		Cumulative EBIT Target
2010	$718.1		N.A.
2011	$748.5		$1,507.5
2012	$834.7		$2,366.0
2013 (the “Final Fiscal Year”)	$933.3	**	$3,299.3

**	To the extent that the target set by the compensation committee within 90 days of the beginning of the fiscal year is less than this target, the target for these options will be the lower target.

In June 2011, the Holdings board approved a new Form of Non Qualified Stock Option Agreement that provides that annual and cumulative EBIT targets for performance-based stock options will now be established by the compensation committee within the first ninety days of each of the 2012 through 2014 fiscal years. Therefore, performance-based options granted to certain of our named executive officers in fiscal 2011 had only an EBIT target for fiscal 2011. In November 2011, the compensation committee established EBIT targets for fiscal 2012, and the EBIT targets for the 2013 and 2014 fiscal years will be established within the first ninety days of each such fiscal year. The EBIT targets for options granted in 2011 are as follows (in millions):

Year	Annual EBIT Target	Cumulative EBIT Target
2011	$748.5	N.A.
2012	$834.7	$1,583.2
2013	*	*
2014 (the “Final Fiscal Year”)	*	*

*	EBIT Target not yet established

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

•	any gain or loss from the early extinguishment of indebtedness, including any hedging obligation or other derivative instrument;

•	any impairment charge or similar asset write-off required by generally accepted accounting principles;

•	any non-cash compensation expense resulting from the application of the authoritative accounting pronouncement for share-based compensation expense or similar accounting requirements;

•	any expenses or charges related to any equity offering, acquisition, disposition, recapitalization, refinancing or similar transaction, including the going-private transaction;

•	any transaction, management, monitoring, consulting, advisory and related fees and expenses paid or payable to the sponsors;

•

the effects of changes in foreign currency translation rates from the rates used in the calculation of the EBIT targets. 2011 and later EBIT targets are based on the foreign currency translation rates used in the 2011 Business Plan approved by the Holdings board; and

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

The terms of the performance targets and calculation of EBIT, including the adjustments, were initially negotiated with the sponsors in connection with the going-private transaction and were approved by the Holdings board in connection with the closing of the going-private transaction and subsequently modified twice in 2007. The EBIT targets were also modified in November 2008 and in December 2009 to reflect acquisitions and divestitures, pursuant to the terms of the Non-Qualified Stock Option Agreements. The EBIT targets are intended to measure achievement of the plan presented by us to the sponsors at the time of the negotiation of the going-private transaction, as modified in response to changed circumstances, and the adjustments to EBIT described above primarily represent elements of our performance that are either beyond the control of management or were not predictable at the time the targets were set. On June 21, 2011, the Holdings board approved a revised EBIT target for fiscal year 2011 and adopted a new form of Non Qualified Stock Option Agreement that provides that the Compensation and Human Resources Committee will, on an annual basis, set both annual and cumulative EBIT targets for future fiscal years within 90 days of the beginning of each fiscal year based upon the company’s business plan as approved by the Holdings board. The Holdings board also approved an amendment to outstanding Stock Option Agreements, which provides that if an annual EBIT target is established for fiscal 2012 or later years for options granted after June 21, 2011 that is less than the annual EBIT target for such fiscal year for the outstanding stock options, the EBIT target for such outstanding options will be reduced to such lower EBIT target. In addition, if a cumulative EBIT target as established for options granted after June 21, 2011 is achieved in a fiscal year ending after fiscal 2011, then for any years (beginning with fiscal 2011) that an annual

EBIT target as established under the outstanding Stock Option Agreement was not achieved and which was not the final performance year of such option (a “missed year”), then the portion of the performance option under the outstanding Stock Option Agreement that did not vest in respect of such missed year will nevertheless become vested.

Because we achieved our EBIT target for fiscal 2011, all performance based options whose vesting is based upon the attainment of the 2011 EBIT target will vest in accordance with the vesting schedules for those options.

The above performance targets do not represent a prediction of how we will perform during the fiscal years 2012 through 2014. We are not providing any guidance, nor updating any prior guidance, of our future performance with the disclosure of these performance targets, and you are cautioned not to rely on these performance targets as a prediction of ARAMARK’s future performance.

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

For more information regarding change of control and severance payments for our named executive officers, see the disclosure under “Potential Post-Employment Benefits” on page 73.

Mr. Neubauer

Under Mr. Neubauer’s employment agreement, he received a base salary of $1,300,000 for calendar 2011, which is reviewed annually by the compensation committee in connection with its review of Mr. Neubauer’s performance. The compensation committee can increase, but not decrease, his salary in its discretion. Mr. Neubauer’s bonus is determined by the compensation committee pursuant to the terms of the Bonus Plan and Mr. Neubauer is eligible to participate in our equity plan and all retirement and welfare programs applicable to our senior executives. Mr. Neubauer’s employment agreement provides for two year’s advance notice of termination, either by us or by him. Mr. Neubauer’s employment agreement also provides that he will receive a supplemental retirement benefit for the duration of his life following his termination of employment, with a 50%

survivor benefit for his surviving spouse for her lifetime, which is described more fully in “Pension Benefits for Fiscal Year 2011” below. Mr. Neubauer’s employment agreement provides for certain payments upon termination that are more fully discussed in the “Potential Post-Employment Benefits” section below.

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

Messrs. Sutherland and Kerin and Ms. McKee

In connection with the going-private transaction, we entered into new employment agreements relating to employment and post-employment competition with Messrs. Sutherland and Kerin and Ms. McKee in July 2007.

As mentioned above, Mr. Kerin, who served as Executive Vice President of the company, Group President, Global Food, Hospitality and Facility Services, and is one of the company’s named executive officers, gave notice of his intent to resign his position as Executive Vice President of the company on August 5, 2011. In connection with this notice, on August 8, 2011, the company entered into the Kerin Agreement with Mr. Kerin. Under the Kerin Agreement, Mr. Kerin ceased to be an executive officer of the company effective August 8, 2011 but will continue to be an employee of the company and Group President, Global Food, Hospitality and Facility Services until March 9, 2012. The Kerin Agreement provides that Mr. Kerin will receive his base salary for eighteen months following March 9, 2012 and received a bonus for fiscal 2011 of $630,000. Mr. Kerin will also receive a lump sum payment of $300,000 in December 2012 and will continue to receive his health benefits and car allowance during his eighteen month severance period. Under the Kerin Agreement, Mr. Kerin will be subject to a non-competition agreement for two years from March 9, 2012. The Kerin Agreement superseded his Agreement Relating to Employment and Post Employment Competition, except for provisions relating to non-disclosure and non-disparagement, non-competition, non-solicitation, discoveries and works, remedies and cause and certain miscellaneous provisions.

If Mr. Sutherland or Ms. McKee is terminated without “cause,” the agreements generally provide for severance payments equal to 18 months of pay, plus the continuation of certain other benefits, including basic group medical and life insurance coverage and use of a company-leased vehicle or continuation of a car allowance, during the period of such payment. The agreements contain non-competition provisions pursuant to which the management committee member would be restricted from associating with or acquiring or maintaining an ownership interest in a competing business for a period of two years (or one year if employment is terminated by us other than for cause or is terminated by the employee for good reason after a change of control).

Upon a change of control of Holdings or us as described in the agreements, these management committee members also would be entitled to lump sum payments and severance if their employment is terminated under certain circumstances. The agreements provide a payout in the event of a change of control based on a “double trigger” (more fully described under “Potential Post-Employment Benefits”). The agreements, including the “double trigger” provision, were negotiated with the sponsors in connection with the going-private transaction. These provisions are intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and our other constituents without undue concern over whether the transactions may jeopardize the executives’ own employment. More detail on amounts and benefits in connection with termination, after a change of control or otherwise, is included in the Potential Post-Employment Benefits section below.

Messrs. Holland and Munnelly

We entered into agreements relating to employment and post employment competition with Messrs. Holland and Munnelly upon their commencement of employment with us. The agreements provide for post-employment benefits should Mr. Holland or Mr. Munnelly be terminated by us without cause. Those benefits include between 26 and 52 weeks of severance pay, depending on the length of time the executive has been employed by the company, and basic group medical coverage and continued use of the company leased vehicle or the company paid auto allowance during the severance pay period. The agreements contain non-disclosure, non-disparagement, non-competition and non-solicitation provisions to which the executive must adhere for certain periods of time after termination of employment.

Indemnification Agreements

We have entered into Indemnification Agreements with our named executive officers, among others, that provide substantially similar rights to which they are currently entitled pursuant to our certificate of incorporation and by-laws and that spell out further the procedures to be followed in connection with indemnification.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information with respect to holdings of stock options by our named executive officers at 2011 fiscal year-end.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable(1)	Number of Securities Underlying Unexercised Options(#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)(3)	Option Exercise Price(4)	Option Expiration Date
Neubauer	343,126	0	106,874	$6.50	2/27/17
	76,876	18,750	54,374	$10.80	3/5/18
	50,000	150,000	200,000	$10.54	3/2/20
	0	200,000	200,000	$12.69	6/22/21
	20,000	80,000	0	$12.69	1/15/16

Sutherland	756,591	0	235,659	$6.50	1/26/17
	274,500	0	85,500	$6.50	2/27/17
	38,439	9,375	27,186	$10.80	3/5/18
	75,000	50,000	75,000	$9.65	9/2/19
	25,000	75,000	100,000	$10.54	3/2/20
	0	125,000	125,000	$12.69	6/22/21
	0	48,000	0	$12.69	1/15/16

McKee	466,555	0	145,321	$6.50	1/26/17
	228,750	0	71,250	$6.50	2/27/17
	25,626	6,250	18,124	$10.80	3/5/18
	18,750	56,250	75,000	$10.54	3/2/20
	0	125,000	125,000	$12.69	6/22/21
	12,000	48,000	0	$12.69	1/15/16

Holland	88,258	0	27,492	$6.50	1/26/17
	53,376	0	16,624	$6.50	2/27/17
	9,226	2,250	6,524	$10.80	3/5/18
	10,625	31,875	42,500	$10.54	3/2/20
	0	100,000	100,000	$12.69	6/22/21
	8,000	32,000	0	$12.69	1/15/16

Munnelly	30,750	7,500	21,750	$9.95	12/4/17
	38,102	9,296	26,952	$9.95	12/20/17
	9,226	2,250	6,524	$10.80	3/5/18
	10,625	31,875	42,500	$10.54	3/2/20

Kerin	538,897	0	167,853	$6.50	1/26/17
	266,876	0	83,124	$6.50	2/27/17
	38,439	9,375	27,186	$10.80	3/5/18
	75,000	50,000	75,000	$9.65	9/2/19
	25,000	75,000	100,000	$10.54	3/2/20
	0	125,000	125,000	$12.69	6/22/21
	12,000	48,000	0	$12.69	1/15/16

(1)	These are time-based and performance-based options and ISPOs that have vested.
(2)

These are options subject to time-based vesting and generally vest 25% per year over four years from the date of grant, provided that the named executive officer is still employed by us. ISPOs are also included in this column. Stock options with an expiration date of January 26, 2017 were granted on January 26, 2007 and vest 25% on each of the first four anniversaries of the date of grant. Stock options with an expiration date of February 27, 2017 vest 25% on each of the first four anniversaries of January 26, 2007. Stock options with an expiration date of March 5, 2018 were granted on March 5, 2008 and vest 25% on each of the first four anniversaries of the date of grant. Stock options with an expiration date of September 2, 2019 were granted on September 2, 2009 and vest 25% on each of the first four anniversaries of the date of grant. Stock options with an expiration date of March 2, 2020 were granted on March 2, 2010 and vest 25% on each of the first four anniversaries of the date of grant. Stock options with an expiration date of June 22, 2021 were granted on June 22, 2011 and vest 25% on each of the first four anniversaries of the date of grant. ISPOs with an expiration date of 1/15/2016 were granted on June 22, 2011 and are divided into 5 installments. The first installment vests immediately upon grant and is exercisable for one year. The remaining installments vest on the first four anniversaries of the December 15th following the grant date and are exercisable for a period of 31 days. At least 25% of the first installment must be exercised or the remaining installments are cancelled.
(3)	These are the maximum number of options that are subject to performance-based vesting. 25% of the original award will vest each year over four years from the grant date, which in each case was 10 years prior to the listed expiration date, provided that certain performance targets are satisfied and the named executive officer is still employed by us, with certain exceptions (disability, retirement or death). See the narrative following the “Grants of Plan-Based Awards for Fiscal Year 2011” table.
(4)	In connection with the dividend declared by Holdings on April 19, 2011, the exercise price of all outstanding options was reduced by $3.50 per share, the amount of the dividend.

Options Exercises and Stock Vested Table for Fiscal Year 2011

The following table sets forth information with respect to the named executive officers concerning the exercise of options in fiscal 2011.

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]
Neubauer	—	—
Sutherland	12,000	$0
McKee	—	—
Holland	—	—
Munnelly	—	—
Kerin	—	—

(1)	For Mr. Sutherland, who exercised ISPOs, no value was realized because the fair market value at the time of exercise was equal to the exercise price of the ISPO.

Pension Benefits for Fiscal Year 2011

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

Name	Plan Name(1)	Number of Years of Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year ($)
Neubauer	N/A	N/A	$20,731,601	—

(1)	Mr. Neubauer is entitled to this benefit under his employment agreement with the Company.
(2)	Mr. Neubauer’s right to the benefit vested in 1988 and credited service is not taken into account in determining the amount of the benefit.
(3)	The assumptions used in determining the present value of the future payments for the supplemental retirement benefit as of September 30, 2011 are as follows: (a) a discount rate of 4.0%; (b) mortality assumption based on the UP-94 mortality table; (c) payment as a monthly annuity as described above; and (d) Mr. Neubauer’s applicable base salary and average bonus figures. The actuarial present value is calculated assuming a retirement age equal to two years past Mr. Neubauer’s current age, which represents the period that notice is required to be provided for termination under his employment agreement. The assumptions are adjusted annually, based on prevailing market conditions and actual experience.

Non-Qualified Deferred Compensation for Fiscal Year 2011

Our named executive officers are eligible to participate in two deferred compensation plans: the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan, each of which is discussed in “Other Components of Compensation” in the Compensation Discussion and Analysis above. Our named executive officers, other than Messrs. Holland and Munnelly, participated in predecessor plans to the 2007 Savings Incentive Retirement Plan and/or the 2005 Deferred Compensation Plan and retain balances in these older plans, all of which are reflected in the table.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earning in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Neubauer
2007 SIRP	130,000	10,313	295,850	—	5,307,610
2005 Deferred Comp Plan	—	—	136,241	—	2,406,977
Other Deferred Compensation(4)	—	—	—	—	959,369

Sutherland
2007 SIRP	45,173	10,313	134,615	—	2,413,829
2005 Deferred Comp Plan	—	—	—	—	—

McKee
2007 SIRP	35,400	10,313	73,401	—	1,327,266
2005 Deferred Comp Plan	—	—	—	—	—

Holland
2007 SIRP	22,431	10,313	2,036	—	59,720
2005 Deferred Comp Plan	—	—	—	—	—

Munnelly
2007 SIRP	21,094	10,313	3,786	—	89,776
2005 Deferred Comp Plan	—	—	—	—	—

Kerin
2007 SIRP	—	—	78,423	—	1,386,459
2005 Deferred Comp Plan	—	—	—	—	—

(1)	All amounts in this column were deferred under the 2007 Savings Incentive Retirement Plan during fiscal 2011. All amounts deferred are included in the named executive officer’s salary amount in the Summary Compensation Table.

(2)	With respect to our named executive officers, these amounts constitute the company match for fiscal 2011 which was made in November 2011 to our nonqualified deferred compensation plan, the 2007 Savings Incentive Retirement Plan. These amounts were reported in the Summary Compensation Table.
(3)	Mr. Neubauer has balances in both the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan, or its predecessors. Our Summary Compensation Table for previous years included the amount of salary deferred and company match for those years. The amounts in the Executive Contributions column are included in the Salary column in the Summary Compensation Table for fiscal 2011 and amounts in the Registrant Contributions column are reflected in the All Other Compensation column and are separately footnoted. To the extent that earnings for the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan exceeded 120% of the applicable federal rate, those excess earnings were reported in the Change in Pension Value and Non-Qualified Deferred Compensation Earnings column of the Summary Compensation Table as follows: for Mr. Neubauer, $49,382, for Mr. Sutherland, $15,385, for Ms. McKee, $8,389, for Mr. Holland, $233, for Mr. Munnelly, $433, and for Mr. Kerin, $8,963.
(4)	Represents amounts deferred beginning in 1979 under various deferred compensation plans that are aggregated on the books of the company and for which Mr. Neubauer is not credited with interest.

The 2007 Savings Incentive Retirement Plan enables our named executive officers to defer up to 25% of their base salaries, which become our unfunded deferral obligations. We credit amounts deferred with interest at the Moody’s Long Term Corporate Baa Bond Index rate for October of the previous year; the rate was 5.72% for 2011. From October 1, 2010 until December 31, 2010, we credited amounts deferred with an interest rate equal to 6.29%. Employees who participate in the 2007 Savings Incentive Retirement Plan are eligible to receive a company matching contribution equal to 25-75% of the first 6% of their salary deferred up to the Internal Revenue Code maximum deferral limit ($16,500 for fiscal 2011). This match is intended to replicate what the employee would have received if he or she had been able to participate in our 401(k) plans. For fiscal 2011, the company matching contribution was 62.5%. Participants in the Savings Incentive Retirement Plan may only make account withdrawals if there occurs an unforeseeable emergency as defined in the plan and the withdrawal is approved by the plan administrative committee. Company match amounts are not available for a hardship withdrawal. The 2007 Savings Incentive Retirement Plan is settled in cash following termination of employment and in compliance with certain requirements of Section 409A of the Internal Revenue Code.

Named executive officers may defer receipt of part or all of their cash compensation under our 2005 Deferred Compensation Plan. This Plan allows executives to save for retirement in a tax-deferred way at minimal cost to us. Under this unfunded Plan, amounts deferred by the executive are credited at an interest rate based on Moody’s Long Term Corporate Baa Bond Index rate for October of the previous year, which was 5.72% beginning January 1, 2011. From October 1, 2010 until December 31, 2010, we credited amounts deferred with an interest rate equal to 6.29%. Effective January 1, 2012, the rate for both the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan will be adjusted to 5.37%, the Moody’s Long Term Corporate Baa Bond Index rate for October 2011. The 2005 Deferred Compensation Plan permits participants to select a payment schedule at the time they make their deferral election, subject to a three-year minimum deferral period as long as the participant remains employed by us. All or a portion of the amount then credited to a deferral account may be withdrawn, if the withdrawal is necessary in light of a severe financial hardship.

Potential Post-Employment Benefits

Our named executive officers may be eligible to receive benefits in the event their employment is terminated (1) upon their retirement, disability or death, (2) by ARAMARK without cause, or (3) in certain circumstances following a change of control. The amount of benefits will vary based on the reason for the termination.

The following sections present a discussion and calculations, as of September 30, 2011, of the estimated benefits the named executive officers would receive in these situations. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions discussed in the footnotes to the table and may not represent the actual amount an executive would receive if an eligible termination event were to occur.

In addition to the amounts disclosed in the following sections, each of our named executive officers would retain the amounts which he or she has earned or accrued over the course of his or her employment prior to the termination event, such as the executive’s balances under our deferred compensation plans and, on death, disability and termination other than for cause, the proceeds of previously vested stock options and on death, disability or retirement, the proceeds of one additional tranche of unvested time-based options that will vest and the proceeds of any unvested performance-based options that would have otherwise vested in the year following termination. Mr. Neubauer is entitled to his supplemental executive retirement benefit upon his termination of employment. For further information about previously earned and accrued amounts, see “Summary Compensation Table,” “2011 Outstanding Equity Awards at Fiscal Year-End,” “Pension Benefits for Fiscal Year 2011” and “Nonqualified Deferred Compensation for Fiscal Year 2011.”

In connection with his entry into the Kerin Agreement, Mr. Kerin’s employment is no longer governed by his employment agreement with the company and he is no longer entitled to any of the benefits provided for in his employment agreement except to the extent provided for in the Kerin Agreement.

Retirement, Death and Disability

Mr. Neubauer

Mr. Neubauer has an employment agreement with us under which he is entitled to receive benefits from a supplemental executive retirement benefit upon his termination of employment or retirement. See “Pension Benefits for Fiscal Year 2011” for more information on Mr. Neubauer’s supplemental retirement benefit.

Mr. Neubauer’s employment agreement provides that, upon his death, his estate will receive his accrued but unpaid salary and vacation and a portion of his average bonus prorated for the portion of the then current fiscal year, calculated based on his bonus from 2001-2003, or the three full years immediately preceding his termination, whichever is greater. In the event of his death, one additional tranche of Mr. Neubauer’s time-based stock options will vest and after one year we will determine whether an additional tranche of 25% of performance-based options will vest. His vested options will be exercisable for one year following his death. His surviving spouse will receive her portion of the supplemental retirement benefit described above.

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

Messrs. Sutherland, Holland, Munnelly and Kerin and Ms. McKee

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

Termination for Cause or Resignation without Good Reason

Mr. Neubauer

If Mr. Neubauer’s employment is terminated by us for cause or if Mr. Neubauer resigns without good reason, his employment agreement entitles him to receive accrued but unpaid base salary and vacation, a portion of his bonus prorated for the portion of the then current fiscal year, calculated based on his average bonus from 2001-2003, or the three full years immediately preceding his termination, whichever is greater, and his supplemental retirement benefit described above. Mr. Neubauer may also continue participation in the Executive Health Plan at his own expense for three years following his termination for cause or resignation without good reason. In addition, all of Mr. Neubauer’s outstanding stock options would remain outstanding and subject to the terms of the Holdings 2007 Management Stock Incentive Plan. If Mr. Neubauer resigns without good reason two years following his notice to us of his intent to do so, all of his stock options will vest and become immediately exercisable upon the effective date of his resignation. If Mr. Neubauer does not provide two years’ notice of his intent to resign, his stock options will not be subject to accelerated vesting. Termination for cause means termination by the Holdings board for Mr. Neubauer’s willful failure to perform his duties or his willful misconduct that materially injures our reputation or financial condition, in each case if he fails to cure within 30 days of receiving notice of the events or circumstances that the board deems to be willful failure or willful misconduct. Good reason includes our material breach of his employment agreement and our failure to cure that breach or Mr. Neubauer’s resignation within 12 months after a change of control, which is defined below.

Messrs. Sutherland, Holland, Munnelly and Kerin and Ms. McKee

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

Mr. Neubauer

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

Mr. Sutherland and Ms. McKee

If we terminate Mr. Sutherland or Ms. McKee without cause, he or she will receive:

•	Severance payments equal to his or her monthly base salary for 18 months, made in the course of our normal payroll cycle;

•

Participation in our basic medical and life insurance programs during the period over which he or she receives severance payments, with the employee’s share of premiums deducted from the severance payments;

•	Use of his or her company car or continuation of his or her car allowance payments, as applicable, during the severance period; and

•	All of his or her vested stock options.

Mr. Sutherland and Ms. McKee are subject to a one-year non-competition covenant if their employment is terminated without cause or they terminate for good reason after a change of control.

Messrs. Holland and Munnelly

If we terminate Mr. Holland or Mr. Munnelly without cause, he will receive:

•

Severance payments equal to his monthly base salary for 26 to 52 weeks, graduated depending on number of years of service (with less than two years of service entitling the executive to six months of severance and five or more years of service entitling the executive to 52 weeks of severance), made in the course of our normal payroll cycle (based upon their years of service, Mr. Holland would be entitled to 52 weeks of severance and Mr. Munnelly to 45 weeks of severance);

•	Participation in our basic medical and life insurance programs during the period over which he receives severance payments, with the employee’s share of premiums deducted from the severance payments;

•	Use of his company car or continuation of his car allowance payments, as applicable, during the severance period; and

•	All of his vested stock options.

Messrs. Holland and Munnelly are subject to non-disclosure and non-disparagement obligations, a one-year non-competition covenant and a two-year non-solicitation covenant after termination of employment under their agreements.

Resignation for Good Reason and Termination or Resignation for Good Reason after a Change of Control

Mr. Neubauer

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

Mr. Sutherland and Ms. McKee

Our employment agreements with Mr. Sutherland and Ms. McKee contain a “double trigger”—to be initiated, there must be a change of control followed by an involuntary loss of employment or decrease in responsibilities within three years thereafter, or employment must be terminated in anticipation of a change of control. We chose to implement a “double trigger” because we were advised by Frederic W. Cook & Co., Inc. that a “double trigger” is more common in the market than a “single trigger.” In addition, in connection with the going-private transaction, change of control amounts were paid to our management committee members other than Mr. Neubauer under their previous employment agreements. With respect to Mr. Sutherland and Ms. McKee, a change of control is deemed to occur if:

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

In addition to termination by us following a change of control, the employment agreements with Mr. Sutherland and Ms. McKee provide the same benefits to them if they resign for good reason following a change of control. Good reason is defined in their employment agreements as any of the following actions occurring after a change of control:

•	A decrease in base salary or target bonus;

•	A material decrease in aggregate employee benefits;

•	Diminution in title or substantial diminution in reporting relationship or responsibilities; or

•	Relocation of his or her principal place of business by 35 miles or more.

If Mr. Sutherland’s or Ms. McKee’s employment is terminated by us without cause or if he or she resigns with good reason (as defined in his or her employment agreement) following a change of control other than the going-private transaction that was completed in January 2007, he or she is entitled to the following in addition to severance payments and benefits (see “Employment Agreements and Change of Control Arrangements”):

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

•

Accelerated vesting of outstanding equity-based awards or retirement plan benefits as is specified under the terms of the applicable plans. See the narrative following the “Grants of Plan-Based Awards for Fiscal Year 2011” table.

If the payments made to a management committee member were to result in excise tax or interest and penalties, the Company is required to gross up the management committee member for the income or excise tax imposed. This gross-up provision ensures that our management committee members receive the full benefit of payments related to a change of control to which they are entitled. If a change of control were to have occurred at the end of fiscal 2011, no excise tax would have been imposed on our management committee members and, therefore, the table below does not include any gross-up for excise taxes.

Estimated Benefits Upon Termination

The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a termination of employment, assuming a September 30, 2011 termination date and using the market value of Holdings common stock as of September 30, 2011. The market value of Holdings common stock is calculated on the basis of the appraisal price of the common stock as of September 30, 2011 ($12.73). The named executive officers would also be eligible to receive their supplemental retirement benefits (in the case of Mr. Neubauer) and accrued deferred compensation (see “Pension Benefits for Fiscal Year 2011” and “Nonqualified Deferred Compensation for Fiscal Year 2011”), which does not automatically accelerate upon a change of control. Some of the named executive officers have optional life insurance for which they pay 100% of the premium.

This table shows amounts that would be payable under existing employment and post-employment competition and other agreements.

Name	Retirement	Permanent Disability	Death(4)	Termination For Cause	Resignation w/out Good Reason	Voluntary Resignation with Notice	Termination w/ out Cause	Involuntary Termination With Notice	Resignation with Good Reason / Change of Control
Neubauer(5)
Cash Payment (Lump Sum)	$1,300,000	$2,183,333	$4,483,333	$2,183,333	$2,183,333	$2,183,333	$9,150,000	$2,183,333	$9,150,000
Cash Payment (Over Time)		$3,900,000
Vested Stock Options(1)	$2,396,346	$2,396,346	$2,396,346		$2,396,346	$2,396,346	$2,396,346	$2,396,346	$2,396,346
Unvested Stock Options(2)	$295,375	$1,592,654	$295,375			$1,592,654	$1,592,654	$1,592,654	$1,592,654
Perquisites(3)							$420,396		$420,396

Total	$3,991,721	$10,072,33	$7,175,054	$2,183,333	$4,579,679	$6,172,333	$13,559,396	$6,172,333	$13,559,396

Name	Retirement	Death(4)	Disability	Termination w/out cause	Change of Control
Sutherland(6)
Cash Payment (Lump Sum)		$1,000,000			$600,000
Cash Payment (Over Time)		$3,625,000		$1,125,000	$3,825,000
Vested Stock Options(1)		$6,783,634	$6,783,634	$6,783,634	$6,783,634
Unvested Stock Options(2)		$225,188	$225,188		$265,975
Perquisites(3)				$39,100	$262,354

Total		$11,633,822	$7,008,822	$7,947,734	$11,736,963

McKee(7)
Cash Payment (Lump Sum)		$1,500,000			$445,000
Cash Payment (Over Time)		$2,745,000		$885,000	$2,955,000
Vested Stock Options(1)		$4,422,751	$4,422,751	$4,422,751	$4,422,751
Unvested Stock Options(2)		$108,750	$108,750		$139,191
Perquisites(3)				$27,665	$178,986

Total		$8,776,501	$4,531,501	$5,335,416	$8,140,928

Holland(8)
Cash Payment (Lump Sum)		$1,770,000
Cash Payment (Over Time)		$0		$385,000	$385,000
Vested Stock Options(1)		$923,775	$923,775	$923,775	$923,775
Unvested Stock Options(2)		$57,223	$57,223		$75,419
Perquisites(3)				$31,566	$31,566

Total		$2,750,998	$980,998	$1,340,341	$1,415,760

Munnelly(9)
Cash Payment (Lump Sum)		$1,708,000
Cash Payment (Over Time)		$0		$306,346	$306,346
Vested Stock Options(1)		$232,483	$232,483	$232,483	$232,483
Unvested Stock Options(2)		$264,501	$264,501		$139,551
Perquisites(3)				$31,445	$31,445

Total		$2,204,984	$496,984	$570,274	$709,825

Kerin(10)
Cash Payment (Lump Sum)		$2,500,000		$930,000	$930,000
Cash Payment (Over Time)				$1,456,250	$1,456,250
Vested Stock Options(1)		$5,380,383	$5,380,383	$5,380,383	$5,380,383
Unvested Stock Options(2)		$225,188	$225,188		$265,495
Perquisites(3)				$64,946	$64,946

Total		$8,105,571	$5,605,571	$7,831,579	$8,097,074

*	Change of control means termination without cause following a change of control or resignation for good reason following a change of control. For Messrs. Holland and Munnelly, whose employment agreements do not contain special provisions for a change of control, it means termination without cause following a change of control. Mr. Kerin’s employment agreement, which contained provisions relating to change of control, was superseded by the Kerin Agreement on August 8, 2011. Therefore, for Mr. Kerin, change of control means termination without cause after a change of control. For purposes of stock options, the change of control provisions become operative regardless of whether there is a termination following the change of control and change of control for purposes of stock options does not include a return based vesting event.
(1)	Represents currently vested stock options. Calculations with regard to stock options are based upon the market value of Holdings common stock, which is calculated on the basis of the appraisal price of the common stock ($12.73) as of September 30, 2011. Vested stock options are included in the table due to the fact that absent the events set forth in the table, the named executive officers would not be able to gain any liquidity from any of the stock they would receive upon exercising vested options.
(2)	Represents unvested stock options that would vest upon the occurrence of the specified event. Calculations with regard to stock options are based upon the market value of Holdings common stock, which is calculated on the basis of the appraisal price of the common stock ($12.73) as of September 30, 2011.

(a) Only Mr. Neubauer has attained the Company’s retirement age of 60 under the Management Stock Incentive Plan. Therefore, the accelerated vesting for stock options on retirement would apply only to Mr. Neubauer.

(b) For Mr. Neubauer, the accelerated vesting for stock options in the case of permanent disability was calculated assuming that all options become fully vested. Otherwise, in the case of death or disability of any named executive officer, amounts were calculated assuming that all time-based options scheduled to vest in fiscal 2012 vest and the performance-based options granted in 2008, 2009, 2010 and 2011 that were scheduled to vest in 2012 based upon the achievement of the 2011 EBIT target would vest since the 2011 EBIT target was achieved.

(c) For Mr. Neubauer, the accelerated vesting for stock options on a change of control was calculated assuming that all options become fully vested. Stock option amounts (which apply to options not yet vested) on a change of control for named executive officers other than Mr. Neubauer assume that unvested performance-based options granted in 2008, 2009, 2010 and 2011 vest at a rate of 52.5%, which is the blended rate for the vesting of performance-based stock options based on the 2007, 2008, 2009 and 2010 EBIT targets, pursuant to the terms of the Non-Qualified Stock Option Agreement. See “Grants of Plan Based Awards for Fiscal Year 2011” and the narrative following the table.

(3)	The following assumptions were used in our calculation of the cost of perquisites in connection with termination of employment: a 7.5% increase annually for health insurance premiums, dental insurance premiums, vision insurance premiums and excess health, with 2011 used as the base year, and no increase annually for life and accident insurance premiums.
(4)	Includes amounts payable under the Survivor Income Protection Plan, various term life insurance policies and accidental death and dismemberment policy for which we pay all or part of the premium, which amounts are reflected in the “Summary Compensation Table.”
(5)	(a) In addition to the amounts listed in this table, Mr. Neubauer also will receive his supplemental executive retirement benefit as described under “Pension Benefits for Fiscal Year 2011.”

(b) Included in Mr. Neubauer’s perquisites in the case of termination without cause or resignation for good reason following a change of control are health care, accident, disability and survivor insurance premiums for three years, use of a company leased vehicle and vehicle maintenance and insurance for three years and reimbursement for financial planning services. Mr. Neubauer may also participate in the Executive Health Plan at his own expense.

(6)	Included in Mr. Sutherland’s perquisites: (a) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over an 18-month severance period; and (b) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years and a car allowance for eighteen months, reimbursement of financial planning services, as well as outplacement benefits of 20% of his base salary.
(7)	Included in Ms. McKee’s perquisites: (a) in the case of termination without cause, are life insurance coverage and use of a leased car over an 18-month severance period; and (b) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, use of a leased car for 18 months, reimbursement of financial planning services, as well as outplacement benefits of 20% of her base salary.
(8)	Included in Mr. Holland’s perquisites, in the case of termination without cause, are basic medical insurance coverage and a car allowance over a 12-month severance period.
(9)	Included in Mr. Munnelly’s perquisites, in the case of termination without cause, are basic medical insurance coverage and use of a leased car over a 45 week severance period.
(10)	As of August 8, 2011, Mr. Kerin’s employment with us is governed by the Kerin Agreement. Included in Mr. Kerin’s perquisites in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over the 5.3 months he is guaranteed employment with us under the Kerin Agreement, plus his 18-month severance period. In addition, the Kerin Agreement provides that Mr. Kerin would receive a lump sum payment of at least $600,000 in December of 2011 (it was $630,000) and a lump sum payment of $300,000 in December 2012.

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

The following table sets forth information with respect to the beneficial ownership, as of November 25, 2011, of (i) each individual or entity known by us to own beneficially more than 5% of the common stock of Holdings, (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Beneficial Ownership of ARAMARK Corporation Common Stock(1)	Percentage of ARAMARK Corporation Common Stock
GS Capital Partners(2)	208	20.83%
CCMP Capital Investors(3)	104	10.42%
J.P. Morgan Partners(4)	104	10.42%
Thomas H. Lee Partners(5)	208	20.83%
Warburg Pincus LLC(6)	213	21.28%
Joseph Neubauer(7)	97	9.69%
L. Frederick Sutherland(8)	13	1.30%
Andrew C. Kerin(9)	7	*
Lynn B. McKee(10)	6	*
Christopher S. Holland(11)	1	*
Joseph Munnelly(12)	1	*
Directors and Executive Officers as a Group (6 persons)(13)	124	12.44%

*	Less than one percent or one share, as applicable.
(1)	ARAMARK has 1,000 shares of common stock outstanding, all of which are owned indirectly by Holdings. Share amounts indicated above reflect beneficial ownership, through Holdings, by such entities or individuals of these 1,000 shares of ARAMARK. As of November 25, 2011, Holdings had 202,892,002 shares outstanding.

(2)	ARAMARK shares shown as beneficially owned by GS Capital Partners reflect an aggregate of the following record ownership: (i) 22,326,144 shares of Holdings held by GS Capital Partners V Fund, L.P.; (ii) 11,532,758 shares of Holdings held by GS Capital Partners V Offshore Fund, L.P.; (iii) 7,655,956 shares of Holdings held by GS Capital Partners V Institutional, L.P.; and (iv) 885,142 shares of Holdings held by GS Capital Partners V GmbH & Co. KG (collectively, the “GS Entities”). The GS Entities, of which affiliates of the Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager, share voting and investment power with certain of its respective affiliates. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. disclaim beneficial ownership of the shares held directly or indirectly by the GS Entities, except to the extent of its pecuniary interest therein, if any. The address of GS Capital Partners is c/o The Goldman Sachs Group, 200 West Street, New York, New York 10282.
(3)	ARAMARK shares shown as beneficially owned by CCMP Capital Investors reflect an aggregate of the following record ownership: (i) 18,706,648 shares of Holdings held by CCMP Capital Investors II, L.P.; and (ii) 2,493,353 shares of Holdings held by CCMP Capital Investors (Cayman) II, L.P. The address of CCMP Capital Investors is 245 Park Avenue, 16th Floor, New York, New York 10167.
(4)	ARAMARK shares shown as beneficially owned by JP Morgan Partners reflect an aggregate of the following record ownership: (i) 11,955,003 shares of Holdings held by JP Morgan Partners (BHCA), LP; (ii) 2,865,797 shares of Holdings held by JP Morgan Partners Global Investors, L.P.; (iii) 440,340 shares of Holdings held by JP Morgan Partners Global Investors A, L.P.; (iv) 1,438,760 shares of Holdings held by JP Morgan Partners Global Investors (Cayman), L.P.; (v) 160,899 shares of Holdings held by JP Morgan Partners Global Investors (Cayman) II, L.P.; (vi) 970,308 shares of Holdings held by J.P. Morgan Partners Global Investors (Selldown), L.P.; and (vii) 3,368,893 shares of Holdings held by J.P. Morgan Partners Global Investors (Selldown) II, L.P. The address of JP Morgan Partners is 270 Park Avenue, 9th Floor, New York, New York 10017.
(5)	ARAMARK shares shown as beneficially owned by Thomas H. Lee Partners reflect an aggregate of the following record ownership: (i) 200,000 shares of Holdings held by THL Equity Fund VI Investors (ARAMARK), LLC; (ii) 23,347,540 shares of Holdings held by Thomas H. Lee Equity Fund VI, L.P.; (iii) 15,809,712 shares of Holdings held by Thomas H. Lee Parallel Fund VI, L.P.; (iv) 2,761,639 shares of Holdings held by Thomas H. Lee Parallel (DT) Fund VI, L.P.; (v) 119,161 shares of Holdings held by Putnam Investment Holdings, LLC; (vi) 119,115 shares of Holdings held by Putnam Investments Employees Securities Company III LLC; and (vii) 42,833 shares of Holdings held by THL Coinvestment Partners, L.P. The address of Thomas H. Lee Partners is 100 Federal Street, 35th Floor, Boston, Massachusetts 02110.
(6)	ARAMARK shares shown as beneficially owned by Warburg Pincus LLC reflect record ownership of 43,300,000 shares of Holdings held by Warburg Pincus Private Equity IX, L.P. (“WPIX”). Warburg Pincus Partners, LLC, a direct subsidiary of Warburg Pincus & Co. (“WP”), is the sole member of Warburg Pincus IX, LLC, which is the sole general partner of WPIX. WPIX is managed by Warburg Pincus LLC. The address of Warburg Pincus LLC is 450 Lexington Avenue, New York, New York 10017.
(7)	Includes beneficial ownership held by a trust for which Mr. Neubauer serves as trustee. ARAMARK Corporation shares shown as beneficially owned by Mr. Neubauer reflect 490,002 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 25, 2011.
(8)	Includes beneficial ownership held by a family partnership for which Mr. Sutherland serves as a general partner. ARAMARK Corporation shares shown as beneficially owned by Mr. Sutherland reflect 1,169,530 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 25, 2011.
(9)	ARAMARK Corporation shares shown as beneficially owned by Mr. Kerin reflect 956,212 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 25, 2011.
(10)	Includes beneficial ownership held by a general partnership for which Ms. McKee serves as a general partner. ARAMARK Corporation shares shown as beneficially owned by Ms. McKee reflect 751,681 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 25, 2011.
(11)	ARAMARK Corporation shares shown as beneficially owned by Mr. Holland reflect 169,485 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 25, 2011.

(12)	ARAMARK Corporation shares shown as beneficially owned by Mr. Munnelly reflect 88,703 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 25, 2011.
(13)	ARAMARK Corporation shares shown as beneficially owned by Directors and Executive Officers as a group reflect 3,625,613 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 25, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Certain Relationships and Related Transactions

We manage our exposure to interest rate changes with respect to our floating rate indebtedness through the use of interest rate swaps. Before and subsequent to the closing of the Transaction on January 26, 2007, our financial institution counterparties on these swaps have included entities affiliated with GS Capital Partners and with J.P. Morgan Partners. As of September 30, 2011, the notional value of interest rate swaps with entities affiliated with GS Capital Partners was $766.0 million and ¥5.0 billion and with entities affiliated with J.P. Morgan Partners was $1,071.0 million. In all of these swaps, we pay the counterparty a fixed interest rate in exchange for their payment of a floating interest rate. The net payments in fiscal 2011 to entities affiliated with GS Capital Partners and entities affiliated with J.P. Morgan Partners pursuant to interest rate swap transactions were approximately $40.1 million and $51.6 million, respectively.

JP Morgan Chase Bank, NA, an affiliate of J.P. Morgan Partners, serves as administrative agent, collateral agent and LC facility issuing bank for our Amended and Restated Credit Agreement dated as of March 26, 2010 (the “Credit Agreement”). In fiscal 2011, we paid JPMorgan Chase Bank, N.A. $200,000 for these services.

On April 18, 2011, we entered into Amendment Agreement No. 1 (the “Amendment Agreement”) to the Credit Agreement to, among other things, extend, from January 26, 2013 to January 26, 2015, the maturity of, and increase, from $435 million to $500 million, the U.S. dollar denominated portion of the Company’s existing revolving credit facility. Goldman Sachs Lending Partners LLC and J.P. Morgan Securities Inc., affiliates of GS Capital Partners and J.P. Morgan Partners, respectively, served as co-lead arrangers for this transaction and were each paid $1.9 million for their services. In addition, we paid $85,000 in legal fees related to the amendment on behalf of these co-lead arrangers as well as $19,000 of other out-of-pocket expenses.

On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the Parent Company Notes). The Parent Company used the net proceeds from the offering of the Parent Company Notes to pay an approximately $711 million dividend ($3.50 per share) to the Parent Company’s shareholders and to pay fees and expenses related to the issuance of the Parent Company Notes. In connection with this transaction, entities affiliated with GS Capital Partners and J.P. Morgan Partners were paid approximately $3.1 million and $5.2 million, respectively, for their services.

The Company engaged Goldman Sachs & Co. and JP Morgan Securities, LLC, affiliates of GS Capital Partners and J.P. Morgan Partners, respectively, to provide financial advisory services in connection with the sale of a portion of the Company’s equity interest in Seamless North America, LLC, a previously wholly-owned subsidiary of the Company. In connection with that engagement, each of Goldman Sachs & Co. and JP Morgan Securities, LLC, was paid $500,000 for their services. In addition, we paid $66,000 in aggregate out-of-pocket expenses to these advisors in connection with the engagement.

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

Other Transactions

On August 8, 2011, we entered into the Kerin Agreement with Mr. Kerin, who served as Executive Vice President of the Company, Group President, Global Food, Hospitality and Facility Services, and is one of the Company’s named executive officers. See “Employment Agreements and Change of Control Arrangements.”

The Company employs Mr. Kerin’s brother as a general manager in its uniform rental business. Mr. Kerin’s brother earned approximately $176,946 in salary and bonus for fiscal 2011.

On January 10, 2011, the Company entered into a letter agreement (the “Vozzo Agreement”) with Thomas J. Vozzo, Executive Vice President of the Company and President, ARAMARK Uniform and Career Apparel, in connection with his resignation as Executive Vice President of the Company. Under the Vozzo Agreement, Mr. Vozzo ceased to be an officer of the Company effective January 9, 2011 but continued to be an employee of the Company and the President, ARAMARK Uniform and Career Apparel until June 30, 2011. The Vozzo Agreement also provides that Mr. Vozzo will receive his base salary for eighteen months following June 30, 2011 and received a lump sum payment of $225,000 in December 2011. Mr. Vozzo also will continue to receive his health benefits and car allowance during this eighteen month period and will be entitled to be reimbursed for up to $50,000 of outplacement services. Pursuant to the Vozzo Agreement, Mr. Vozzo will be subject to a non-competition agreement for one year from June 30, 2011.

During fiscal 2011, the Company paid a $125,000 Hart Scott Rodino filing fee (and related legal expenses of $16,568) in connection with a Hart Scott Rodino filing made on Mr. Neubauer’s behalf. The filing was necessary for Mr. Neubauer to be able to exercise Installment Stock Purchase Opportunities granted to him by the Compensation and Human Resources Committee.

We have a split dollar life insurance agreement with Mr. Neubauer. The agreement relates to life insurance policies owned by a trust created by Mr. Neubauer. Pursuant to the agreement, prior to 2003 we paid a substantial portion of the premiums on the policies, such amounts to be repaid from the proceeds of the policies upon their termination. At September 30, 2011, the amount of the premium repayment obligation was $2,497,692. We do not charge interest in each fiscal year on this amount. However, we have in the past captured at least some of the foregone interest because we reduced the amount of the interest that would otherwise accrue on Mr. Neubauer’s deferred compensation. We hold a security interest in the policies to secure the repayment of the premium amount paid by us. This arrangement terminates upon the termination of Mr. Neubauer’s employment (other than by reason of his retirement).

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

Audit Fees

The aggregate fees billed by KPMG LLP for each of fiscal 2011 and fiscal 2010 for professional services rendered for the audit of our consolidated financial statements, for the reviews of the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years, or for services normally provided by our independent registered public accountant in connection with statutory or regulatory filings or engagements, including reviews of registration statements, for those fiscal years were $4,720,648 and $4,716,259, respectively.

Audit-Related Fees

The aggregate fees billed by KPMG LLP in each of fiscal 2011 and fiscal 2010 for assurance and related services that were reasonably related to performance of the audit or review of our consolidated financial statements and that are not reported under “Audit Fees” above were $540,549 and $583,692, respectively. These services consisted of compliance and employee benefit plan audits, accounting consultation and other services.

Tax Fees

The aggregate fees billed by KPMG LLP in each of fiscal 2011 and fiscal 2010 for professional services rendered for tax compliance, tax advice and tax planning were $243,279 and $242,442, respectively. These services consisted primarily of international compliance assistance and tax planning advice.

All Other Fees

There were no other fees billed by KPMG LLP in fiscal 2011 and fiscal 2010 for products and services provided, other than the services noted above.

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

ARAMARK CORPORATION

Date: December 15, 2011	By:	/S/ JOSEPH NEUBAUER
	Name:	Joseph Neubauer
	Title:	Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ JOSEPH NEUBAUER Joseph Neubauer	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2011

/s/ L. FREDERICK SUTHERLAND L. Frederick Sutherland	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	December 15, 2011

/s/ JOSEPH MUNNELLY Joseph Munnelly	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	December 15, 2011

/s/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Senior Vice President, Finance, Treasurer and Director	December 15, 2011

ARAMARK CORPORATION AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation and subsidiaries (the Company) as of September 30, 2011 and October 1, 2010, and the related consolidated statements of operations, cash flows and equity for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 30, 2011 and October 1, 2010, and the related consolidated statements of operations, cash flows and equity for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its trade receivable securitization agreement due to the adoption of Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfer of Financial Assets, as of October 2, 2010.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 15, 2011

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND OCTOBER 1, 2010

(in thousands, except share amounts)

	September 30, 2011	October 1, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$213,323	$160,266
Receivables (less allowances: 2011—$32,963; 2010—$36,886)	1,252,266	932,932
Inventories	450,848	421,883
Prepayments and other current assets	211,587	203,887
Assets held for sale	2,798	92,079

Total current assets	2,130,822	1,811,047

Property and Equipment, at cost:
Land, buildings and improvements	573,740	550,511
Service equipment and fixtures	1,400,471	1,313,912

	1,974,211	1,864,423
Less-Accumulated depreciation	(969,521)	(816,732)

	1,004,690	1,047,691

Goodwill	4,640,606	4,522,667
Other Intangible Assets	1,748,417	1,913,634
Other Assets	985,017	926,876

	$10,509,552	$10,221,915

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$49,064	$51,647
Accounts payable	775,455	747,642
Accrued payroll and related expenses	445,076	421,285
Accrued expenses and other current liabilities	781,434	710,503
Liabilities held for sale	—	17,525

Total current liabilities	2,051,029	1,948,602

Long-term borrowings	5,637,678	5,401,825
Less-Current portion	(49,064)	(51,647)

Total long-term borrowings	5,588,614	5,350,178

Deferred Income Taxes and Other Noncurrent Liabilities	1,234,885	1,341,442
Common Stock Subject to Repurchase	158,061	184,736
Equity:
ARAMARK Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,476,061	1,446,187
Earnings retained for use in the business	46,468	79,296
Accumulated other comprehensive loss	(77,345)	(128,526)

Total ARAMARK shareholder’s equity	1,445,184	1,396,957
Noncontrolling interest	31,779	—

Total equity	1,476,963	1,396,957

	$10,509,552	$10,221,915

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011, OCTOBER 1, 2010 AND OCTOBER 2, 2009

(in thousands)

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Sales	$13,082,377	$12,419,064	$12,138,095

Costs and Expenses:
Cost of services provided	11,836,780	11,247,115	11,008,810
Depreciation and amortization	510,516	502,892	497,209
Selling and general corporate expenses	186,870	191,561	183,492

	12,534,166	11,941,568	11,689,511

Operating Income	548,211	477,496	448,584
Interest and Other Financing Costs, net	426,262	444,510	472,305

Income (Loss) from Continuing Operations Before Income Taxes	121,949	32,986	(23,721)
Provision (Benefit) for Income Taxes	9,020	663	(23,498)

Income (loss) from Continuing Operations	112,929	32,323	(223)
Loss from Discontinued Operations, net of tax	(11,732)	(1,635)	(6,688)

Net income (loss)	101,197	30,688	(6,911)
Less: Net income attributable to noncontrolling interest	1,125	—	—

Net income (loss) attributable to ARAMARK shareholder	$100,072	$30,688	$(6,911)

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011, OCTOBER 1, 2010 AND OCTOBER 2, 2009

(in thousands)

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Cash flows from operating activities:
Net income (loss)	$101,197	$30,688	$(6,911)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	516,290	508,875	503,123
Income taxes deferred	(39,890)	(45,553)	(68,064)
Share-based compensation expense	17,317	21,300	25,396
Loss on sale of Galls	11,998	—	—
Changes in noncash working capital:
Receivables	(111,862)	(69,264)	169,490
Inventories	(26,000)	18,883	73,280
Prepayments	(3,096)	6,878	7,184
Accounts payable	27,012	74,737	(74,761)
Accrued expenses	20,881	70,105	26,934
Net change in proceeds from sale of receivables (Note 11)	(220,855)	(14,585)	(14,560)
Changes in other noncurrent liabilities	9,391	16,438	34,572
Changes in other assets	11,188	(1,775)	26,475
Other operating activities	(8,885)	17,283	5,077

Net cash provided by operating activities	304,686	634,010	707,235

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(293,776)	(289,973)	(358,247)
Disposals of property and equipment	21,499	25,895	27,915
Proceeds from divestiture	83,078	—	—
Acquisition of businesses:
Working capital other than cash acquired	5,128	45	(86,738)
Property and equipment	(6,386)	(2,905)	(2,504)
Additions to goodwill, other intangible assets and other assets, net	(155,697)	(82,880)	(48,473)
Other investing activities	(16,993)	(3,686)	3,250

Net cash used in investing activities	(363,147)	(353,504)	(464,797)

Cash flows from financing activities:
Proceeds from long-term borrowings	22,252	11,519	711
Payments of long-term borrowings	(31,236)	(334,823)	(147,553)
Net change in funding under the Receivables Facility (Note 11)	225,905	—	—
Dividends paid to Parent Company	(132,900)	—	—
Net proceeds from sale of subsidiary shares to noncontrolling interest	48,369	—	—
Proceeds from issuance of Parent Company common stock	4,593	3,273	3,380
Repurchase of Parent Company common stock	(16,149)	(10,809)	(22,989)
Other financing activities	(9,979)	(13,381)	(262)

Net cash provided by (used in) financing activities	110,855	(344,221)	(166,713)

Increase (Decrease) in cash and cash equivalents	52,394	(63,715)	75,725
Cash and cash equivalents, beginning of period	160,929	224,644	148,919

Cash and cash equivalents, end of period	213,323	160,929	224,644
Less: Cash and cash equivalents included in assets held for sale	—	663	537

Cash and cash equivalents, end of period	$213,323	$160,266	$224,107

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011, OCTOBER 1, 2010 AND OCTOBER 2, 2009

(in thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, October 3, 2008	$1,339,779	$1,339,779	$—	$1,391,550	$55,519	$(107,290)	$—
Comprehensive loss:
Net loss	(6,911)	(6,911)			(6,911)
Pension plan adjustments (net of tax)	(6,459)	(6,459)				(6,459)
Foreign currency translation adjustments (net of tax)	15,433	15,433				15,433
Change in fair value of cash flow hedges (net of tax)	(35,378)	(35,378)				(35,378)

Total comprehensive loss	(33,315)	(33,315)					—

Capital contributions from issuance of Parent Company common stock	14,989	14,989		14,989
Compensation expense related to stock incentive plan	25,396	25,396		25,396
Tax benefits related to stock incentive plan	(262)	(262)		(262)
Decrease in Parent Company common stock subject to repurchase obligation, net	53,233	53,233		53,233
Repurchases of Parent Company common stock	(39,455)	(39,455)		(39,455)

Balance, October 2, 2009	$1,360,365	$1,360,365	$—	$1,445,451	$48,608	$(133,694)	$—

Comprehensive income:
Net income	30,688	30,688			30,688
Pension plan adjustments (net of tax)	(12,304)	(12,304)				(12,304)
Foreign currency translation adjustments (net of tax)	2,220	2,220				2,220
Change in fair value of cash flow hedges (net of tax)	15,252	15,252				15,252

Total comprehensive income	35,856	35,856					—

Capital contributions from issuance of Parent Company common stock	11,703	11,703		11,703
Compensation expense related to stock incentive plan	21,300	21,300		21,300
Tax benefits related to stock incentive plan	(104)	(104)		(104)
Increase in Parent Company common stock subject to repurchase obligation, net	(8,341)	(8,341)		(8,341)
Repurchases of Parent Company common stock	(23,822)	(23,822)		(23,822)

Balance, October 1, 2010	$1,396,957	$1,396,957	$—	$1,446,187	$79,296	$(128,526)	$—

Comprehensive income:
Net income	101,197	100,072			100,072		1,125
Pension plan adjustments (net of tax)	(4,058)	(4,058)				(4,058)
Foreign currency translation adjustments (net of tax)	366	366				366
Change in fair value of cash flow hedges (net of tax)	54,873	54,873				54,873

Total comprehensive income	152,378	151,253					1,125

Capital contributions from issuance of Parent Company common stock	25,252	25,252		25,252
Compensation expense related to stock incentive plan	17,317	17,317		17,317
Tax benefits related to stock incentive plan	651	651		651
Decrease in Parent Company common stock subject to repurchase obligation, net	26,675	26,675		26,675
Repurchases of Parent Company common stock	(40,756)	(40,756)		(40,756)
Dividends paid to Parent Company	(132,900)	(132,900)			(132,900)
Sale of subsidiary shares to noncontrolling interest	31,677	735		735	—		30,942
Distributions to noncontrolling interest	(288)	—					(288)

Balance, September 30, 2011	$1,476,963	$1,445,184	$—	$1,476,061	$46,468	$(77,345)	$31,779

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. For those material consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside stockholders’ interests are shown as noncontrolling interest in the accompanying consolidated balance sheets. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements exclude the accounts of ARAMARK Holdings Corporation and ARAMARK Intermediate Holdco Corporation, but do reflect the Sponsors’ investment cost basis allocated to the assets and liabilities acquired on January 26, 2007 and the Parent Company’s common stock subject to repurchase. See Note 19 for further discussion of ARAMARK Holdings Corporation.

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009 were each fifty-two week periods.

New Accounting Standard Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which amends certain requirements for enterprises involved with variable interest entities to improve financial reporting and to provide more relevant and reliable information to users of financial statements. The Company adopted this standard in the first quarter of fiscal 2011, the effect of which was not material.

In June 2009, the FASB issued an accounting standard update regarding transfers of financial assets which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The Company adopted this accounting standard update in the first quarter of fiscal 2011, which impacts the Company’s accounting for its Receivables Facility (see Note 11).

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the FASB issued an accounting standard update that will require new disclosures about recurring and non-recurring fair value measurements. The new disclosures include significant transfers into and out of level 1 and 2 measurements and will change the current disclosure requirement of level 3 measurement activity from a net basis to a gross basis. The standard also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures were effective for ARAMARK in fiscal 2010, except for the revised disclosures about level 3 measurement activity, which are not effective for ARAMARK until beginning in fiscal 2012 (see Note 16). The new standard impacts disclosures only and has no impact on the Company’s results of operations or financial position. The Company is currently evaluating the disclosure impact on level 3 measurement activity.

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

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates occurring in fiscal 2012. Early adoption is permitted. The Company early adopted this authoritative guidance in the second quarter of fiscal 2011 (see Note 3).

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

In September 2011, the FASB issued an accounting standard update that simplifies how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The update does not address impairment test of the indefinite-lived intangibles. The guidance is effective for the Company beginning in fiscal 2013; however, early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.

In June 2011, the FASB issued an accounting standard update that modifies the presentation of comprehensive income in the financial statements. The standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance is effective retrospectively for the Company beginning for interim periods in fiscal 2013. The Company is currently evaluating the impact of this pronouncement.

In September 2011, the FASB issued an accounting standard update that requires companies participating in multiemployer pension plans to disclose more information about their involvement in the plans, specifically related to the amount of employer contributions made to each significant plan and to all plans in the aggregate,

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether an employer’s contributions represent more than 5% of total contributions to the plan, whether any plans are subject to a funding improvement plan, the expiration date(s) of the collective bargaining agreement(s) and any minimum funding arrangements, the most recent certified funded status of the plan, as determined by the plan’s “zone status,” (required by the Pension Protection Act of 2006) and a description of the nature and effect of any changes affecting comparability for each period an income statement is presented. The guidance is effective for the Company’s 2012 fiscal year-end. The Company is currently evaluating the impact of this pronouncement.

Revenue Recognition

In each of the Company’s operating segments, sales is recognized in the period in which services are provided pursuant to the terms of the Company’s contractual relationships with its clients. Sales from direct marketing activities are recognized upon shipment. All sales related taxes are presented on a net basis.

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

Comprehensive Income

Comprehensive income includes all changes to shareholder’s equity during a period, except those resulting from investments by and distributions to shareholders. As of September 30, 2011 and October 1, 2010, “Accumulated other comprehensive loss” consisted of pension plan adjustments of ($34.1) million and ($30.0) million, respectively, foreign currency translation adjustments of $24.8 million and $24.4 million, respectively, and fair value of cash flow hedges of ($68.1) million and ($123.0) million, respectively. During fiscal 2011, the tax effects on other comprehensive income were $2.2 million for pension plan adjustments, ($5.5) million for foreign currency translation adjustments and ($36.1) million for fair value of cash flow hedges. During fiscal 2010, the tax effects on other comprehensive income were $6.6 million for pension plan adjustments, ($6.6) million for foreign currency translation adjustment and ($9.8) million for fair value of cash flow hedges. During fiscal 2009, the tax effects on other comprehensive loss were $3.6 million for pension plan adjustments, ($14.1) million for foreign currency translation adjustments and $23.1 million for fair value of cash flow hedges.

Currency Translation

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in shareholder’s equity. Transaction gains and losses included in operating results for fiscal 2011, fiscal 2010 and fiscal 2009 were immaterial.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of inventories are as follows:

	September 30, 2011	October 1, 2010
Food	38.7%	40.0%
Career apparel and linens	55.9%	55.5%
Parts, supplies and novelties	5.4%	4.5%

	100.0%	100.0%

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense during fiscal 2011, fiscal 2010 and fiscal 2009 was $234.5 million, $240.8 million, and $251.0 million, respectively.

Other Assets

Other assets consist primarily of investments in 50% or less owned entities, client contract investments, deferred financing costs, computer software costs and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the cost method. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Amortization expense for client contract investments was $76.7 million, $67.8 million and $57.5 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $269.7 million and $238.5 million at September 30, 2011 and October 1, 2010, respectively). Summarized unaudited financial information for AIM Services Co., Ltd. follows (in thousands):

	September 30, 2011	October 1, 2010
Current assets	$402,381	$324,452
Noncurrent assets	215,475	203,360
Current liabilities	321,025	278,953
Noncurrent liabilities	67,008	59,170
Noncontrolling interest	—	653

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010
Sales	$1,772,143	$1,589,709
Gross profit	222,970	198,980
Net income	41,949	38,559

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $18.0 million and $15.5 million for fiscal 2011 and fiscal 2010, respectively, and is recorded as a reduction of “Cost of services provided” in the Consolidated Statements of Operations. During fiscal 2011 and fiscal 2010, the Company received $10.5 million and $8.2 million of cash distributions from AIM Services Co., Ltd, respectively.

Other Accrued Expenses and Liabilities

Other accrued expenses and current liabilities consist principally of insurance accruals, advanced payments from clients, taxes, interest, fair value of interest rate swaps and accrued commissions. Advanced payments from clients as of September 30, 2011 and October 1, 2010 were $242.3 million and $205.6 million, respectively. The Company is self-insured for the risk retained under its health and welfare and general liability and workers’ compensation arrangements. Self-insurance reserves are recorded based on historical claims experience and actuarial analyses. As of September 30, 2011 and October 1, 2010, $86.7 million and $92.6 million of insurance accruals were included in accrued expenses and other current liabilities, respectively.

Noncurrent liabilities consist primarily of deferred compensation, insurance accruals, pension liabilities, fair value of interest rate swaps and other hedging agreements and asset retirement obligations.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, current and long-term borrowings, derivatives and the Parent Company’s common stock subject to repurchase. See Note 16 for the fair value of the Company’s financial instruments.

Share-Based Compensation

The Company recognizes compensation cost related to share-based payment transactions in the consolidated financial statements. The cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). See Note 10 for additional information on share-based compensation.

Supplemental Cash Flow Information

(dollars in millions)	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Interest paid	$386.4	$409.3	$427.7
Income taxes paid	$64.9	$34.8	$38.3

Significant noncash activities follow:

•

During fiscal 2011, fiscal 2010 and fiscal 2009 the Company executed capital lease transactions. The present value of the future rental obligations was approximately $16.2 million, $3.2 million and $9.1 million for the respective periods, which is included in property and equipment and long-term borrowings.

•

During fiscal 2011, fiscal 2010 and fiscal 2009, approximately $4.8 million, $5.2 million and $5.1 million of common stock of the Parent Company was repurchased through the issuance of promissory notes, respectively.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

During fiscal 2011, fiscal 2010 and fiscal 2009, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were approximately $25.9 million, $9.6 million and $12.9 million, respectively.

NOTE 2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE:

On September 30, 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, LLC (“Galls”), for approximately $75.0 million in cash. The transaction resulted in a pretax loss of approximately $1.5 million (net of tax loss of approximately $12.0 million). Galls is accounted for as a discontinued operation in the Consolidated Balance Sheets and Consolidated Statements of Operations. Galls’ results of operations have been removed from the Company’s results of continuing operations for all periods presented. Galls was previously included in the Uniform and Career Apparel segment. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information of discontinued operations for fiscal 2011, 2010 and 2009 is as follows (in thousands):

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Sales	$162,294	$152,611	$159,774
Income (loss) before income taxes	441	(2,702)	(11,055)
Income tax provision (benefit)	175	(1,067)	(4,367)

	266	(1,635)	(6,688)
Loss on sale, net of tax	(11,998)	—	—

Loss from discontinued operations	$(11,732)	$(1,635)	$(6,688)

The assets and liabilities of the discontinued operation are stated separately in the Consolidated Balance Sheet as held for sale. The primary asset and liability categories follow (in thousands):

	September 30, 2011	October 1, 2010
Cash	$—	$663
Receivables	—	10,017
Inventories	—	26,032
Prepayments and other current assets	—	2,391
Property and equipment	2,798	24,893
Goodwill	—	28,035
Other Assets	—	48

	$2,798	$92,079

Accounts payable	$—	$11,106
Accrued expenses and other current liabilities	—	6,419

	$—	$17,525

The Company is in the process of finalizing the working capital adjustment pursuant to the terms of the sale agreement.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. ACQUISITIONS AND DIVESTITURES:

Fiscal 2011

Acquisitions

On March 18, 2011, ARAMARK Clinical Technology Services, LLC, a subsidiary of the Company, purchased the common stock of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.5 million. Also acquired in the transaction was ReMedPar, an independent provider of sourced and refurbished medical equipment parts.

The Company followed the acquisition method of accounting in accordance with the accounting standard related to business combinations. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed. Inventory, property and equipment, intangible assets and deferred income taxes were based on preliminary valuation data and estimates. Accordingly, the fair values of these assets and liabilities are subject to change. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimates of management (in thousands):

Purchase consideration	$154,544

Current assets	$27,214
Current liabilities	(31,409)
Property and equipment	3,986
Other intangible assets	33,702
Goodwill	134,905
Other assets	314
Long-term borrowings	(767)
Deferred income taxes and other noncurrent liabilities	(13,401)

$154,544

The goodwill arising from the acquisition consists largely of the growth opportunity the Company anticipates in the core businesses acquired and the cost savings and synergies the Company expects to realize in its existing clinical technology services business. None of the goodwill is expected to be deductible for tax purposes. All of the goodwill recorded is included in the Food and Support Services—North America segment.

For the fiscal year ended September 30, 2011, $62.4 million of sales and ($4.7) million of net loss were recorded in the Consolidated Statements of Operations related to the acquisition. During the fiscal year ended September 30, 2011, approximately $0.3 million of pretax transaction-related costs related to the acquisition were recorded in “Selling and general corporate expenses” in the Consolidated Statement of Operations.

On October 3, 2011, the Company acquired all of the outstanding shares of Filterfresh, a refreshment services company, for cash consideration of $148.9 million. During the fiscal year ended September 30, 2011, approximately $0.7 million of pretax transaction-related costs related to the acquisition were recorded in “Selling and general corporate expenses” in the Consolidated Statement of Operations.

Divestitures

During fiscal 2011, the Company completed the sale of its 67% ownership interest in the security business of its Chilean subsidiary for approximately $11.6 million in cash. The transaction resulted in a pretax gain of approximately $7.7 million (net of tax gain of approximately $5.8 million), which is included in “Cost of services

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided” in the Consolidated Statement of Operations. The results of operations and cash flows associated with the security business were not material to the Company’s consolidated operations and cash flows.

During the third quarter of fiscal 2011, the Company sold a noncontrolling interest in Seamless North America, LLC (Seamless), an online and mobile food ordering service, for consideration of $50.0 million in cash (see Note 18). During the fourth quarter of fiscal 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, for approximately $75.0 million (see Note 2).

Fiscal 2010

On October 30, 2009, ARAMARK Ireland Holdings Limited and ARAMARK Investments Limited, subsidiaries of the Company, completed the acquisition of the facilities management and property management businesses of Veris plc, an Irish company, for consideration of approximately $74.3 million in cash and the assumption of a pension liability of approximately $1.2 million. These business interests include Vector Workplace and Facility Management Ltd, Irish Estates (Facilities Management) Ltd, Irish Estates (Management) Ltd, Premier Management Company (Dublin) Ltd, Glenrye Properties Services Ltd, Spokesoft Technologies Ltd, Orange Support Services Ltd, Orange Environmental Building Services Ltd and Vector Environmental Services Ltd, all of which are companies that were owned by Veris plc. The facilities management business provides a broad range of facility and project management and consulting services for clients across a wide range of industrial and commercial sectors in Ireland and the United Kingdom. The property management business operates three business units—commercial, residential and retail—through which it manages mixed and single use property developments.

The Company followed the acquisition method of accounting in accordance with the accounting standard related to business combinations. The following table summarizes the fair values of the assets acquired and liabilities assumed from Veris plc (in thousands):

Purchase consideration	$74,335

Current assets	$42,962
Current liabilities	(48,122)
Property and equipment	1,005
Customer relationship assets	44,235
Goodwill	40,165
Other assets	956
Long-term borrowings	(77)
Deferred income taxes and other noncurrent liabilities	(6,789)

$74,335

The goodwill arising from the acquisition consists largely of the growth opportunity the Company anticipates in the core businesses acquired. None of the goodwill is deductible for tax purposes. All of the goodwill recorded is included in the Food and Support Services—International segment.

For fiscal 2011 and fiscal 2010, $117.4 million and $77.5 million of sales and $5.0 million and $0.1 million of net income, respectively, were recorded in the Consolidated Statements of Operations related to the acquisition of the facilities management and property management businesses of Veris plc. Approximately $1.8 million of pretax transaction-related costs related to the acquisition were recorded during fiscal 2010 and included in “Selling and general corporate expenses” in the Consolidated Statement of Operations.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2009

During fiscal 2009, the Company paid approximately $26.7 million for the acquisition of the remaining 20% of its Chilean subsidiary. The Company also acquired a refreshment services business and several regional uniform rental companies. The Company’s pro forma results of operations for fiscal 2009 would not have been materially different than reported, assuming the acquisition had occurred at the beginning of the respective fiscal period.

During fiscal 2009, the Company paid $85.0 million as additional consideration related to the fiscal 2006 acquisition of Seamless, per the terms of the acquisition agreement which was accrued as part of the purchase price allocation for the Transaction.

Unaudited Pro Forma Results of Operations

The following unaudited pro forma results of operations (in thousands) assume the acquisitions of Masterplan and Veris plc occurred at the beginning of fiscal 2010. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of each fiscal period, nor of the results that may be reported in the future.

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010
Sales	$13,134,105	$12,552,532
Income from Continuing Operations	114,012	33,802
Net income	102,280	32,167
Net income attributable to ARAMARK shareholder	101,155	32,167

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill represents the excess of the fair value of an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the Food and Support Services—International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company has completed the annual goodwill impairment test, which did not result in an impairment charge.

During the second quarter of fiscal 2011, the Company recorded an impairment charge of $5.3 million in the Food and Support Services—International segment in order to write off the goodwill (approximately $4.0 million) and other intangible assets (approximately $1.3 million) associated with its India operations. The impairment charge is included in “Cost of services provided” in the Consolidated Statement of Operations. The impairment charge primarily resulted from a change in the strategic direction of the business and continuing operating losses due to competitive pressures. To determine the amount of the impairment charge, the Company concluded that the carrying value exceeded the estimated fair value of the India operating unit. The Company estimated the fair value using a discounted cash flow valuation methodology, which included making assumptions about the future profitability and cash flows of the business.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill, allocated by segment (see Note 15 for a description of segments), is as follows (in thousands):

Segment	October 1, 2010	Acquisitions and Divestitures	Impairment	Translation	September 30, 2011
Food and Support Services—North America	$3,478,479	$134,905	$—	$(14)	$3,613,370
Food and Support Services—International	471,354	(2,613)	(4,017)	(10,728)	453,996
Uniform and Career Apparel	572,834	406	—	—	573,240

	$4,522,667	$132,698	$(4,017)	$(10,742)	$4,640,606

The amounts for acquisitions during fiscal 2011 may be revised upon final determination of the purchase price allocations.

Other intangible assets consist of (in thousands):

	September 30, 2011			October 1, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,852,531	$(865,524)	$987,007	$1,828,400	$(677,538)	$1,150,862
Trade names	761,919	(509)	761,410	762,932	(160)	762,772

	$2,614,450	$(866,033)	$1,748,417	$2,591,332	$(677,698)	$1,913,634

Acquisition-related intangible assets consist of customer relationship assets, the ARAMARK trade name and other trade names. Customer relationship assets are amortizable and are being amortized principally on a straight-line basis over the expected period of benefit, 2 to 24 years, with a weighted average life of about 11 years. The ARAMARK and Seamless trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually. The Company completed its annual trade names impairment test, which did not result in an impairment charge.

Intangible assets of approximately $34.9 million were acquired through business combinations during fiscal 2011. Amortization of intangible assets for fiscal 2011, fiscal 2010 and fiscal 2009 was approximately $193 million, $188 million and $182 million, respectively.

The estimated amortization expense of the amortizable intangible assets through 2016 reflects the Transaction and acquisitions since January 26, 2007. Based on the recorded balances at September 30, 2011, total estimated amortization of all acquisition-related intangible assets for fiscal years 2012 through 2016 follows (in thousands):

2012	$187,263
2013	$183,465
2014	$149,537
2015	$126,417
2016	$90,931

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. BORROWINGS:

Long-term borrowings at September 30, 2011 and October 1, 2010 are summarized in the following table (in thousands):

	September 30, 2011	October 1, 2010
Senior secured revolving credit facility	$—	$—
Senior secured term loan facility (un-extended)	1,886,848	1,894,404
Senior secured term loan facility (extended)	1,407,440	1,407,440
8.50% senior notes, due February 2015	1,280,000	1,280,000
Senior floating rate notes, due February 2015	500,000	500,000
5.00% senior notes, due June 2012	246,287	241,466
Receivables Facility, due January 2013	225,905	—
Capital leases	45,696	46,615
Other	45,502	31,900

	5,637,678	5,401,825
Less—current portion	(49,064)	(51,647)

	$5,588,614	$5,350,178

In connection with the completion of the Transaction on January 26, 2007, the Company (i) entered into a $4.15 billion senior secured term loan facility with an original maturity date of January 26, 2014, (ii) issued $1.28 billion of 8.50% senior notes due 2015 and $500 million of senior floating rate notes due 2015, (iii) entered into a $600 million senior secured revolving credit facility with an original six-year maturity, and (iv) entered into a synthetic letter of credit facility for up to $250 million (which was reduced to $200 million in January 2008).

On March 26, 2010, the Company amended and restated its senior secured credit agreement (the “Restated Credit Agreement”). Among other things, the Restated Credit Agreement: (i) extends the maturity date of $1,407.4 million of the Company’s U.S. denominated term loan and $92.6 million of the letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016; provided that if any of the Company’s $1.28 billion of 8.50% senior notes due 2015 or $500 million of senior floating rate notes due 2015 are outstanding on October 31, 2014, the maturity date of such term loans and letter of credit deposits shall be October 31, 2014, (ii) permits future extensions and refinancings of the maturity date of the Company’s term loans, letter of credit deposits and revolving credit commitments under the Restated Credit Agreement, (iii) establishes a sub-limit of $250 million for letters of credit under the Restated Credit Agreement’s revolving credit facility, and (iv) permits the Company to refinance term loans in the future with the proceeds of unsecured or secured notes issued by the Company; provided that any such secured notes are subject to a customary first- or second-lien intercreditor agreement, as applicable. The maturity date, interest margins and letter of credit fees for loans and letters of credit deposits that were not extended remain unchanged. Consenting lenders received a one-time amendment fee of approximately $1.9 million in the aggregate on their total loan commitments. During fiscal 2010, approximately $8.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Operations. Approximately $7.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

On April 18, 2011, the Company entered into an Amendment Agreement to the Restated Credit Agreement (the “Amendment Agreement”) that extended, from January 2013 to January 2015, the maturity of, and

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increased, from $435 million to $500 million, the U.S. dollar denominated portion of its existing revolving credit facility. The other revolving credit facilities available to the Company under its existing senior secured credit agreement, which total $165 million and are available in both U.S. dollars and other foreign currencies, were not extended and remain unchanged. Any commitments from existing lenders in the U.S. dollar facility that were not extended have been terminated, which resulted in a write-off of deferred financing fees of $2.1 million. Existing lenders that extended the U.S. dollar denominated portion of their existing revolving credit facility include entities affiliated with GS Capital Partners and J.P. Morgan Partners. As a result of the extension, the Company’s aggregate revolver capacity under the senior secured credit agreement will be $665 million through January 2013 and $500 million from January 2013 through the January 2015 extended maturity date. From and after the effective date of the Amendment Agreement, borrowings under the new U.S. revolving facility have an applicable margin of 3.25% for Eurocurrency rate borrowings and 2.25% for base-rate borrowings. The new U.S. revolving facility has an unused commitment fee of 0.50% per annum. The maturity date of the U.S. revolving facility will accelerate from January 26, 2015 to October 26, 2013 if non-extended term loans in excess of $250 million remain outstanding on October 26, 2013. The non-extended term loans are due on January 26, 2014. In addition, the maturity date of the new U.S. revolving facility will accelerate to October 31, 2014 if any of the Company’s senior fixed rate notes due 2015 or senior floating rate notes due 2015 remain outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 mature on February 1, 2015. All other terms are substantially similar to the terms of the existing revolving credit facilities. Commitment fees and third party costs directly attributable to the amendment were approximately $7.2 million, of which approximately $3.9 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners. As of September 30, 2011, there was approximately $646.7 million available for borrowing on the credit facility.

During fiscal 2011, the Company borrowed $132.7 million under the extended U.S. dollar revolving credit facility to pay dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation (see Note 19).

Senior Secured Credit Facilities

The senior secured revolving credit facility consists of the following subfacilities:

•	A revolving credit facility available for loans in U.S. dollars to the Company with aggregate commitments of $500 million;

•	A revolving credit facility available for loans in sterling or U.S. dollars to the Company or a U.K. subsidiary with aggregate commitments of $40 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or an Irish subsidiary with aggregate commitments of $20 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or German subsidiaries with aggregate commitments of $30 million; and

•	A revolving credit facility available for loans in Canadian dollars or U.S. dollars to the Company or a Canadian subsidiary with aggregate commitments of $75 million.

The senior secured term loan facility consists of the following subfacilities:

•	A U.S. dollar denominated term loan to the Company in the amount of $3,547 million ($1,333.7 million (un-extended) and $1,407.4 million (extended) as of September 30, 2011);

•	A yen denominated term loan to the Company in the amount of ¥5,422 million (¥5,164.5 million as of September 30, 2011);

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	A U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $170 million ($162.4 million as of September 30, 2011);

•	A Euro denominated term loan to an Irish subsidiary in an amount of €44 million (€41.9 million as of September 30, 2011);

•	A sterling denominated term loan to a U.K. subsidiary in an amount of £122 million (£116.2 million as of September 30, 2011); and

•	A Euro denominated term loan to German subsidiaries in the amount of €70 million (€64.7 million as of September 30, 2011).

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

The applicable margin spread for borrowings under the revolving credit facility are 1.25% to 2.00% (as of September 30, 2011—1.75%) with respect to LIBOR borrowings and 0.25% to 1.00% (as of September 30, 2011—0.75%) with respect to base-rate borrowings.

Prior to the Restated Credit Agreement, the applicable margin spreads for borrowings under the U.S. dollar term loan facility were 1.875% to 2.125% with respect to LIBOR borrowings and 0.875% to 1.125% with respect to base-rate borrowings. The Restated Credit Agreement increased the applicable margin with respect to the extended term loans to 3.25% for LIBOR borrowings and to 2.25% with respect to extended term loan base-rate borrowings. The applicable margin spreads under the un-extended U.S. dollar term loan and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (as of September 30, 2011—1.875%) with respect to LIBOR borrowings and 0.875% to 1.125% (as of September 30, 2011—0.875%) with respect to base-rate borrowings. The applicable margin spreads under the yen and sterling term loan facilities are 2.00% to 2.125% (as of September 30, 2011—2.00%).

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of September 30, 2011—0.50%).

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Restated Credit Agreement, fees on the $200 million synthetic letter of credit facility ranged from 1.875% to 2.125%. The Restated Credit Agreement increased the applicable margin with respect to the extended letter of credit facility fees to 3.25%. Fees on the un-extended synthetic letter of credit facilities are 1.875% to 2.125% (as of September 30, 2011—1.875%).

The actual spreads within all ranges referred to above are based on a ratio of Consolidated Secured Debt to EBITDA, each as defined in the senior secured credit agreement.

All obligations under the senior secured credit facilities are secured by a security interest in substantially all assets of the Company and its U.S. subsidiaries.

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of the Company’s Excess Cash Flow if the Consolidated Capital Leverage Ratio is above 5.25x or 25% of the Company’s Excess Cash Flow if the Consolidated Leverage Ratio falls between 5.25x and 4.50x (as defined in the senior secured credit agreement) (the actual ratio at September 30, 2011 was 5.06x), (ii) 100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights, and (iii) 100% of the net cash proceeds of any incurrence of debt, including debt incurred by any business securitization subsidiary in respect of any business securitization facility, but excluding proceeds from the Company’s receivables facilities and other debt permitted under the senior secured credit agreement. Any mandatory prepayments would be applied to the term loan facilities as directed by the Company. Generally, the Company is permitted to voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s outstanding notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. In addition, the senior secured revolving credit facility requires the Company to maintain a maximum senior secured leverage ratio and imposes limitations on capital expenditures. The senior secured credit agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At September 30, 2011, the Company was in compliance with all of these covenants.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The senior secured credit agreement requires the Company to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013 (as of September 30, 2011—4.75x). Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s revolving credit facility lenders failed to waive any such default, would also constitute a default under the indenture. The actual ratio at September 30, 2011 was 3.17x.

The senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for the Company to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. If the Company does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and the Company’s estimated share of interest expense from one equity method investee. The actual ratio was 2.62x for the twelve months ended September 30, 2011.

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

The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 restricts the Company’s ability to, among other things, incur additional indebtedness, pay dividends and make certain other distributions, investments and other restricted payments. As of September 30, 2011, the Company was in compliance with the covenants of the indenture.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.00% Senior Notes due 2012

During the third quarter of fiscal 2005, the Company issued $250 million of 5.00% senior unsecured notes due 2012. The notes are recorded at $246.3 million as September 30, 2011 as a result of the fair value accounting adjustments made in connection with the Transaction. The discount of $3.7 million will be accreted as interest expense over the remaining period to maturity.

The 5.00% senior unsecured notes, contractually due in June 2012, have been classified as noncurrent in the accompanying Consolidated Balance Sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Amendment Agreement.

At September 30, 2011, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $3.7 million discount on the 5.00% senior notes due 2012 and presumes repayment of the $1.28 billion of 8.5% senior notes due 2015 and $500 million of senior floating rate notes due 2015 by October 31, 2014 and the extended $1.4 billion U.S. denominated term loan on July 26, 2016) are as follows (in thousands):

2012	$49,064
2013	$247,347
2014	$1,896,818
2015	$2,053,294
2016	$1,390,093
Thereafter	$4,775

The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Interest expense	$442,392	$449,002	$480,001
Interest income	(18,653)	(7,318)	(12,827)
Other financing costs	2,523	2,826	5,131

Total	$426,262	$444,510	$472,305

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

The Company has entered into $3.3 billion and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. The Company entered into $300 million of forward starting interest rate swap agreements during fiscal 2011 to hedge the cash flow risk of variability in interest payments on variable rate borrowings. As of September 30, 2011 and October 1, 2010, approximately ($56.3) million and ($114.4) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during fiscal 2011, fiscal 2010, and fiscal 2009 was immaterial.

The Company previously entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. During fiscal 2011, fiscal 2010 and fiscal 2009 approximately $1.8 million of unrealized net of tax gains, ($9.1) million of unrealized net of tax losses and ($0.8) million unrealized net of tax losses related to the swap were recorded in “Accumulated other comprehensive loss,” respectively. Approximately ($3.8) million, $8.9 million and $0.2 million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. As of September 30, 2011 and October 1, 2010, unrealized net of tax losses of approximately ($10.6) million and ($8.6) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during fiscal 2011, fiscal 2010 and fiscal 2009 was immaterial.

The Company enters into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of September 30, 2011, the Company has contracts for approximately 224,000 MMBtu’s outstanding for fiscal 2012 that are designated as cash flow hedging instruments. During fiscal 2011, the Company entered into contracts totaling approximately 224,000 MMBtu’s. As of September 30, 2011 and October 1, 2010, unrealized net of tax losses of approximately ($0.1) million were recorded in both periods in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for fiscal 2011, fiscal 2010 and fiscal 2009.

The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel hedge agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 30, 2011, the Company has contracts for approximately 4.7 million gallons outstanding for fiscal 2012 that are designated as cash flow hedging instruments. During fiscal 2011, the Company entered into contracts totaling approximately 6.2 million gallons. These contracts are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of September 30, 2011 and October 1, 2010, unrealized net of tax gains (losses) of approximately ($1.1) million and $0.1 million, respectively, was recorded in “Accumulated other comprehensive loss” for these contracts. Beginning in fiscal 2012, these contracts will no longer be designated as cash flow hedges for accounting purposes. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for fiscal 2011, fiscal 2010 and fiscal 2009 was immaterial.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (Loss), net of tax (in thousands):

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Interest rate swap agreements	$58,082	$13,749	$(38,080)
Cross currency swap agreements	(1,956)	(224)	(524)
Natural gas hedge agreements	(21)	536	992
Gasoline and diesel fuel hedge agreements	(1,232)	1,191	2,234

	$54,873	$15,252	$(35,378)

Derivatives not Designated in Hedging Relationships

As of September 30, 2011, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €59.0 million, £10.7 million and CAD79.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans, which are included in “Interest and Other Financing Costs, net.”

The following table summarizes the location and fair value of our derivatives designated and not designated as hedging instruments in our Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 30, 2011	October 1, 2010
ASSETS
Designated as hedging instruments:
Gasoline and diesel fuel hedge agreements	Prepayments	$—	$179
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	2,856	—

Total derivatives		$2,856	$179

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$187	$152
Gasoline and diesel fuel hedge agreements	Accounts Payable	1,894	20
Interest rate swap agreements	Accrued Expenses	49,349	—
Interest rate swap agreements	Other Noncurrent Liabilities	44,054	190,156
Cross currency swap agreements	Other Noncurrent Liabilities	35,551	38,261

		131,035	228,589

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	—	2,065

Total derivatives		$131,035	$230,654

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for our derivatives designated as hedging instruments in our Consolidated Statements of Operations (in thousands):

	Account	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Interest rate swap agreements	Interest Expense	$123,739	$132,787	$117,827
Cross currency swap agreements	Interest Expense	8,960	11,763	4,590
Natural gas hedge agreements	Cost of services provided	158	1,961	5,621
Gasoline and diesel fuel hedge agreements	Cost of services provided	(2,289)	2,192	13,675

		$130,568	$148,703	$141,713

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments in our Consolidated Statements of Operations (in thousands):

	Account	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Foreign currency forward exchange contracts	Interest Expense	$(1,586)	$(5,812)	$773

As part of the Transaction, the Company entered into a Japanese yen denominated term loan in the amount of ¥5,422 million (see Note 5). The term loan was designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.

NOTE 7. EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2011, fiscal 2010 and fiscal 2009 was $31.5 million, $26.1 million and $25.0 million, respectively. The Company participates in various multi-employer union administered pension and employee welfare plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $37.7 million, $35.7 million and $33.9 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the components of net periodic pension cost for the Company’s single-employer defined benefit pension plans for fiscal 2011, fiscal 2010 and fiscal 2009 (in thousands):

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Service cost	$10,310	$8,308	$6,636
Interest cost	13,086	11,769	10,300
Expected return on plan assets	(12,738)	(10,577)	(8,695)
Settlements	704	1,066	903
Amortization of prior service cost	6	6	5
Recognized net (gain) loss	1,608	1,234	649

Net periodic pension cost	$12,976	$11,806	$9,798

The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended September 30, 2011:

Benefit obligation, beginning	$239,103
Foreign currency translation	(6,426)	Fair value of plan assets, beginning	$175,943
Service cost	10,310	Foreign currency translation	(4,350)
Interest cost	13,086	Employer contributions	16,375
Employee contributions	3,619	Employee contributions	3,619
Actuarial loss (gain)	(4,532)	Actual return on plan assets	(2,594)
Benefits paid	(8,151)	Benefits paid	(8,151)
Settlement	(2,255)	Settlement	(2,255)

Benefit obligation, end	$244,754	Fair value of plan assets, end	$178,587

Funded Status at end of year	$(66,167)

Amounts recognized in the balance sheet:
Noncurrent benefit asset (included in Other Assets)	—	Amounts recognized in the Accumulated other comprehensive (income) loss (before taxes): Net actuarial loss (gain)	52,526
Current benefit liability (included in Accrued expenses and other current liabilities)	(188)
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(65,979)	Prior service cost	63

Net amount recognized	$(66,167)	Net amount recognized	$52,589

The settlement in fiscal 2011 primarily relates to the lump sum payments made to employees in the Company’s Korean pension plan.

The assumptions utilized in the determination of pension expense and the funded status information include a weighted average discount rate of 5.2% for pension expense, a weighted average discount rate of 5.0% for the funded status, a weighted average rate of compensation increase of 3.5% and a weighted average long-term rate of return on assets of 6.8%. Assumptions are adjusted annually, as necessary, based on prevailing market conditions and actual experience.

The accumulated benefit obligation as of September 30, 2011 was $205.5 million. During fiscal 2011, actuarial losses of approximately $9.8 million and settlement gains of $0.7 million were recognized in other comprehensive loss (before taxes) and $0.9 million of amortization of actuarial losses was recognized as net

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive income (loss) as of September 30, 2011 expected to be recognized in net periodic pension cost during fiscal 2012 is approximately $2.3 million (before taxes).

The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended October 1, 2010:

Benefit obligation, beginning	$190,353
Acquisitions	4,993	Fair value of plan assets, beginning	$141,319
Foreign currency translation	6,162	Acquisitions	3,852
Service cost	8,308	Foreign currency translation	4,335
Interest cost	11,769	Employer contributions	18,083
Employee contributions	3,338	Employee contributions	3,338
Actuarial loss (gain)	24,981	Actual return on plan assets	15,997
Benefits paid	(8,299)	Benefits paid	(8,299)
Settlement	(2,502)	Settlement	(2,682)

Benefit obligation, end	$239,103	Fair value of plan assets, end	$175,943

Funded Status at end of year	$(63,160)

Amounts recognized in the balance sheet:
Noncurrent benefit asset (included in Other Assets)	107	Amounts recognized in the Accumulated other comprehensive (income) loss (before taxes): Net actuarial loss (gain)	46,253
Current benefit liability (included in Accrued expenses and other current liabilities)	(308)
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(62,959)	Prior service cost	71

Net amount recognized	$(63,160)	Net amount recognized	$46,324

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

The accumulated benefit obligation as of October 1, 2010 was $213.0 million. During fiscal 2010, actuarial losses of approximately $18.6 million were recognized in other comprehensive loss (before taxes) and $0.6 million of amortization of actuarial losses was recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive income (loss) as of October 1, 2010 expected to be recognized in net periodic pension cost during fiscal 2011 is approximately $1.9 million (before taxes).

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information for the Company’s single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of September 30, 2011 and October 1, 2010 (in thousands):

	September 30, 2011	October 1, 2010
Projected benefit obligation	$244,754	$237,327
Accumulated benefit obligation	205,537	211,181
Fair value of plan assets	178,587	174,060

Assets of the plans are invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The Company’s investment policies also require an appropriate level of diversification across the asset categories. The current overall capital structure and targeted ranges for asset classes are 50-70% invested in equity securities and 30-50% invested in debt securities. As of September 30, 2011, the overall portfolio mix consisted of 58% equity securities, 41% debt securities and 1% cash and cash equivalents and other. As of October 1, 2010, the overall portfolio mix consisted of 59% equity securities, 37% debt securities and 4% cash and cash equivalents and other. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.

The weighted-average long-term rate of return on assets has been determined based on an estimated weighted-average of long-term returns of major asset classes, taking into account historical performance of plan assets, the current interest rate environment, plan demographics, acceptable risk levels and the estimated value of active asset management.

The fair value of plan assets for the Company’s defined benefit pension plans as of September 30, 2011 and October 1, 2010 is as follows (see Note 16 for a description of the fair value levels) (in thousands):

	September 30, 2011	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$1,610	$1,610	$—	$—
Investment funds:
Pooled funds—equity	104,168	—	104,168	—
Pooled funds—fixed income	72,809	—	72,809	—

Total	$178,587	$1,610	$176,977	$—

	October 1, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$6,920	$968	$5,952	$—
Investment funds:
Pooled funds—equity	102,997	—	102,997	—
Pooled funds—fixed income	66,026	—	66,026	—

Total	$175,943	$968	$174,975	$—

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pooled separate accounts is based on the value of the underlying assets, as reported to the Plan by the trustees. The pooled separate account is comprised of a portfolio of underlying securities that can be valued on active markets. Fair value is calculated by applying the Plan’s percentage ownership in the pooled separate account to the total market value of the account’s underlying securities, and is therefore categorized as Level 2 as the Plan does not directly own shares in these underlying investments. Investments in equity securities include publicly-traded domestic (approximately 18%) and international (approximately 82%) companies that are diversified across industry, country and stock market capitalization. Investments in fixed income securities include domestic (approximately 8%) and international (approximately 92%) corporate bonds and government securities. Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are not active.

It is the Company’s policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company’s defined benefit pension plans (in thousands):

Fiscal 2012	$10,958
Fiscal 2013	$10,507
Fiscal 2014	$10,834
Fiscal 2015	$10,767
Fiscal 2016	$10,966
Fiscal 2017 – 2021	$59,536

The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

The expected contributions to be paid to the Company’s defined benefit pension plans during fiscal 2012 are approximately $16.3 million.

NOTE 8. INCOME TAXES:

The Company accounts for income taxes using the asset and liability method. Under this method, the provision (benefit) for income taxes represents income taxes payable or refundable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Interest and penalties related to income tax matters are included in the provision (benefit) for income taxes.

The components of income (loss) from continuing operations before income taxes by source of income are as follows (in thousands):

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
United States	$9,818	$(63,122)	$(107,025)
Non-U.S.	112,131	96,108	83,304

	$121,949	$32,986	$(23,721)

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Current:
Federal	$7,244	$10,722	$6,490
State and local	9,511	8,325	14,661
Non-U.S.	34,356	29,037	25,734

	$51,111	$48,084	$46,885

Deferred:
Federal	$(22,885)	$(31,125)	$(47,926)
State and local	(8,946)	(9,300)	(16,554)
Non-U.S.	(10,260)	(6,996)	(5,903)

	(42,091)	(47,421)	(70,383)

	$9,020	$663	$(23,498)

Current taxes payable of $8.4 million at September 30, 2011 are included in “Accrued expenses and other current liabilities”. Current taxes receivable of $4.0 million at October 1, 2010 are included in “Prepayments and other current assets”.

The provision (benefit) for income taxes varies from the amount determined by applying the United States Federal statutory rate to pretax income (loss) as a result of the following (all percentages are as a percentage of pretax income (loss)):

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
United States statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	2.2	(2.7)	10.5
Foreign taxes	(8.4)	(24.2)	40.6
Permanent book/tax differences	1.0	2.2	(9.4)
Uncertain tax positions	(13.9)	7.2	(9.4)
Tax credits & other	(8.5)	(15.5)	31.8

Effective income tax rate	7.4%	2.0%	99.1%

The effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite the belief that the Company’s tax return positions are supportable, the Company believes that certain positions are likely to be challenged and that the Company may not succeed. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit. The effective tax rate includes the impact of reserve provisions and changes to the reserve that the Company considers appropriate, as well as related interest and penalties. During fiscal 2011, the Company recorded a reduction of approximately $17.0 million related to the remeasurement of an uncertain tax position.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate is also applied to the quarterly operating results. In the event that there is a significant unusual or one-time item recognized in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

A number of years may elapse before a particular tax reporting year is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. In the United States, the statutes for state income taxes for 1998 and forward remain open and the Internal Revenue Service has settled the examination of the Company’s tax returns through 2006. The Company is currently under audit by the Internal Revenue Service for tax years 2007 and 2008. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its income tax accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of the Company’s cash.

As of September 30, 2011, certain subsidiaries have accumulated federal, state and foreign net operating loss carryforwards of $12.2 million. The Company has approximately $10.4 million valuation allowance as of September 30, 2011 against these carryforwards due to the uncertainty of its realization. In addition, certain subsidiaries have accumulated state net operating loss carryforwards for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits, as of September 30, 2011, attributable to these net operating losses was approximately $19.2 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of September 30, 2011. The federal, state and foreign net operating loss carryforwards will expire from 2012 through 2031.

As of September 30, 2011, the Company has approximately $0.7 million of foreign tax credit carryforwards, which expire in 2019 and $4.1 million of general business credit carryforwards, which expire in 2029. The Company believes it is more likely than not that it will be able to generate taxable income in the future sufficient to utilize these carryforwards, and no valuation allowance is necessary.

As of September 30, 2011 and October 1, 2010, the components of deferred taxes are as follows (in thousands):

	September 30, 2011	October 1, 2010
Deferred tax liabilities:
Property and equipment	$82,168	$101,544
Investments	92,802	86,593
Other intangible assets, including goodwill	742,474	753,317
Other	10,988	9,343

Gross deferred tax liability	928,432	950,797

Deferred tax assets:
Insurance	38,927	46,520
Employee compensation and benefits	190,106	180,959
Accruals and allowances	32,313	43,435
Derivatives	56,207	77,361
Net operating loss/credit carryforwards and other	9,287	22,103

Gross deferred tax asset, before valuation allowances	326,840	370,378

Valuation allowances	(10,426)	(8,069)

Net deferred tax liability	$612,018	$588,488

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current deferred tax assets of $93.5 million and $76.7 million at September 30, 2011 and October 1, 2010 are included in “Prepayments and other current assets,” respectively. Deferred tax liabilities of $705.5 million and $665.2 million at September 30, 2011 and October 1, 2010 are included in “Deferred Income Taxes and Other Noncurrent Liabilities,” respectively.

The Company had approximately $34.0 million of total gross unrecognized tax benefits as of September 30, 2011, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

September 30, 2011
Gross unrecognized tax benefits at October 1, 2010	$49,274
Additions based on tax positions taken in the current year	3,353
Additions for tax positions taken in prior years	1,312
Reductions for remeasurements, settlements and payments	(19,331)
Reductions due to statute expiration	(568)

Gross unrecognized tax benefits at September 30, 2011	$34,040

October 1, 2010
Gross unrecognized tax benefits at October 2, 2009	$39,790
Additions based on tax positions taken in the current year	1,274
Additions for tax positions taken in prior years	10,038
Reductions for remeasurements, settlements and payments	(1,638)
Reductions due to statute expiration	(190)

Gross unrecognized tax benefits at October 1, 2010	$49,274

The Company had approximately $9.6 million and $13.5 million accrued for interest and penalties as of September 30, 2011 and October 1, 2010, respectively, and recorded approximately ($2.5) million and $4.1 million in interest and penalties during fiscal 2011 and fiscal 2010, respectively.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2006, with the exception of certain Work Opportunity Tax Credits and Welfare to Work Tax Credits which are pending the outcome of Protective Refund Claims filed for 1998 through 2006.

The Company has significant operations in approximately 20 states and foreign taxing jurisdictions. The Company has open tax years in these jurisdictions ranging from 2 to 13 years. The Company does not anticipate that any adjustments resulting from tax audits would result in a material change to the results of operations or financial condition.

The Company does not expect the amount of unrecognized tax benefits to significantly change within the next 12 months.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9. CAPITAL STOCK:

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

Pursuant to the Stockholders Agreement of the Parent Company, commencing on January 26, 2008, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares at fair market appraised value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity as part of the Transaction accounting which reflects the Parent Company’s investment basis and capital structure in the Company’s consolidated financial statements. The amount of common stock subject to repurchase as of September 30, 2011 and October 1, 2010 was $158.1 million and $184.7 million, which is based on approximately 12.4 million and 12.9 million shares of common stock of the Parent Company valued at $12.73 and $14.27 per share, respectively. The fair value of the common stock subject to repurchase is calculated using discounted cash flow techniques and comparable public company trading multiples. During fiscal 2011 and fiscal 2010, approximately $40.8 million and $23.8 million of common stock of the Parent Company was repurchased, respectively. The Stockholders Agreement, the senior secured credit agreement, the indenture governing the 8.50% senior notes due 2015, the senior floating rate notes due 2015 and the indenture governing the notes issued by Holdings contain limitations on the amount that can be expended for such share repurchases. During the third quarter of fiscal 2011, the Company borrowed $132.7 million under the extended U.S. dollar revolving credit facility to pay dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation (see Note 19).

NOTE 10. SHARE-BASED COMPENSATION:

In connection with the Transaction, the Parent Company established the ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (2007 MSIP). Incentive awards under the 2007 MSIP may be granted to employees or directors of, or consultants to, the Parent Company or one of its affiliates, including the Company, in the form of non-qualified stock options, unvested shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, the fair market value of the Parent Company’s shares. The 2007 MSIP permits the granting of awards of up to 38.0 million shares of common stock of the Parent Company. As of September 30, 2011, there were 7.2 million shares available for grant. Under the 2007 MSIP, the terms of the awards are fixed at the grant date.

The Parent Company adopted an amended and restated ARAMARK Holdings Corporation 2007 MSIP (the Amended Stock Incentive Plan) on June 21, 2011. The Amended Stock Incentive Plan incorporates certain changes from prior amendments to the 2007 MSIP and provides for the grant of Installment Stock Purchase Opportunities, which is a new type of share-based award. The Amended Stock Incentive Plan also provides that shares purchased by the Parent Company from former employees will become eligible for issuances as stock options or purchased stock.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense charged to expense for fiscal 2011, fiscal 2010 and fiscal 2009 for share-based compensation programs was approximately $17.3 million, before taxes of approximately $6.8 million, $21.3 million, before taxes of approximately $8.3 million, and $25.4 million, before taxes of approximately $9.9 million, respectively. The compensation expense recognized is classified as “Selling and general corporate expenses” in the Consolidated Statements of Operations. No compensation expense was capitalized.

Cash received from option exercises during fiscal 2011, fiscal 2010 and fiscal 2009 was $1.0 million, $0.1 million and $1.3 million, respectively. For fiscal 2011, fiscal 2010 and fiscal 2009 the amount of tax benefits included in “Other financing activities” in the Consolidated Statement of Cash Flows was $0.7 million, ($0.1) million and ($0.3) million, respectively.

Stock Options

Each award of stock options under the Amended Stock Incentive Plan is comprised of two types of stock options. One-half of the options awarded vest solely based upon continued employment over a specific period of time, generally four years (“Time-Based Options”). One-half of the options awarded vest based both upon continued employment and upon the achievement of a level of earnings before interest and taxes (“EBIT”), as defined in the 2007 MSIP, over time, generally four years (“Performance-Based Options”). The Performance-Based Options may also vest in part or in full upon the occurrence of specific return-based events. The exercise price for Time-Based Options and Performance-Based Options equals the fair value of the Parent Company’s stock on the date of the grant. All options remain exercisable for ten years from the date of grant.

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

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Expected volatility	30%	30%	35%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rate	1.41% - 2.86%	2.04% - 3.31%	1.60% - 3.37%

The weighted-average grant-date fair value of Time-Based Options granted during fiscal 2011, fiscal 2010 and fiscal 2009 was $4.42, $5.10 and $5.14 per option, respectively.

Compensation expense for Time-Based Options is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $10.3 million, $14.1 million and $11.2 million was charged to expense during fiscal 2011, fiscal 2010 and fiscal 2009 for Time-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of September 30, 2011, there was approximately $17.5 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 2.83 years.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at October 1, 2010	16,206	$8.06
Granted	2,112	$12.65
Exercised	(1,693)	$6.90
Forfeited and expired	(643)	$9.43

Outstanding at September 30, 2011 (weighted-average remaining term of 6.8 years)	15,982	$8.73	$63,916

Exercisable at September 30, 2011 (weighted-average remaining term of 5.7 years)	10,595	$7.41	$56,417

Expected to vest at September 30, 2011 (weighted-average remaining term of 8.8 years)	4,854	$11.28	$7,021

The weighted-average exercise price of share-based awards granted prior to April 18, 2011 was adjusted due to the $3.50 per share dividend paid to the Parent Company shareholders (see Note 19).

The total intrinsic value of Time-Based Options exercised during fiscal 2011, fiscal 2010 and fiscal 2009 was $8.9 million, $1.8 million and $2.2 million, respectively. The total fair value of Time-Based Options that vested during fiscal 2011, fiscal 2010 and fiscal 2009 was $15.8 million, $11.0 million and $12.0 million, respectively.

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

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Expected volatility	30%	30%	35%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5.5 - 7.0	5.5 - 7.0	5.5 - 7.0
Risk-free interest rate	1.43% - 2.86%	1.41% - 3.31%	1.40% - 3.37%

The weighted-average grant-date fair value of the Performance-Based Options granted during fiscal 2011, fiscal 2010 and fiscal 2009 was $4.21, $4.98 and $5.06 per option, respectively.

Compensation expense for Performance-Based Options is recognized on an accelerated basis over the requisite performance and service periods. The Company recognized compensation expense of approximately

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.1 million, $6.7 million and $13.8 million during fiscal 2011, fiscal 2010 and fiscal 2009 for Performance-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of September 30, 2011, there was approximately $7.5 million of unrecognized compensation expense related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 1.00 years.

On June 21, 2011, the Parent Company Board approved new annual and cumulative EBIT targets for fiscal 2011 and beyond. Approximately 3.7 million options were affected by these modifications. The fair values of these Performance-Based Options were revalued at the award modification date. The fair value of the Performance-Based Options modified during fiscal 2011 was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions: estimated volatility (30%), expected dividend yield (0%), expected life (3.5-6.8 years) and risk-free interest rate (0.69%-2.27%). The weighted-average fair value of the Performance-Based Options modified during fiscal 2011 was $4.66 per option.

On June 21, 2011, the Parent Company Board also agreed that for awards granted on or after June 21, 2011, annual and cumulative EBIT targets for future fiscal years beginning after fiscal 2011 will be set within 90 days of the beginning of each fiscal year. The Amended Stock Incentive Plan also provides that if an annual EBIT target is established for fiscal 2012 or later years for options granted after June 21, 2011 that is less than the annual EBIT target for such fiscal year for outstanding stock options, the EBIT target for such outstanding options will be reduced to the lower EBIT target. There are approximately 1.5 million options where the grant date for the awards has not been established under applicable accounting guidance as the annual and cumulative EBIT targets have not been set. Accordingly, no share-based compensation expense has been recorded to date for these options.

On December 9, 2009, the Parent Company Board waived the EBIT target for fiscal 2009 with respect to approximately 1.1 million options representing 35% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2009 EBIT target. Accordingly, such portion of the Performance-Based Options vested when the time-based vesting requirement of such options was satisfied. The fair value of these Performance-Based Options was revalued at the award modification date. The fair value of the Performance-Based Options modified during fiscal 2010 was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions: expected volatility (30%), expected dividend yield (0%), expected life (3.60-6.80 years) and risk-free interest rate (1.23%-3.04%). The weighted-average fair value of the Performance-Based Options modified during fiscal 2010 was $5.19 per option. On December 10, 2008, the Parent Company Board waived the EBIT target for fiscal 2008 with respect to approximately 2.6 million options representing 75% of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2008 EBIT target. Accordingly, such portion of the Performance-Based Options vested when the time-based vesting requirement of such options was satisfied. The fair value of these Performance-Based Options were revalued at the award modification date. The fair value of the Performance-Based Options was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions: expected volatility (35%), expected dividend yield (0%), expected life (4.10-5.80 years) and risk-free interest rate (1.62%). The weighted-average fair value of the Performance-Based Options modified on December 10, 2008 was $5.54 per option.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at October 1, 2010	16,208	$8.06
Granted	2,112	$12.65
Exercised	(927)	$6.69
Forfeited/Cancelled/Expired	(1,342)	$8.11

Outstanding at September 30, 2011 (weighted-average remaining term of 6.8 years)	16,051	$8.73	$64,127

Exercisable at September 30, 2011 (weighted-average remaining term of 5.3 years)	4,750	$6.91	$27,664

Expected to vest at September 30, 2011 (weighted-average remaining term of 8.5 years)	3,664	$10.82	$6,982

The weighted-average exercise price of share-based awards granted prior to April 18, 2011 was adjusted due to the $3.50 per share dividend paid to the Parent Company shareholders (see Note 19).

The total intrinsic value of Performance-Based Options exercised during fiscal 2011, fiscal 2010 and fiscal 2009 was $5.0 million, $1.5 million and $1.7 million, respectively. The total fair value of Performance-Based Options that vested during fiscal 2011, fiscal 2010 and fiscal 2009 was $0 million, $5.5 million and $13.7 million, respectively.

Installment Stock Purchase Opportunities

Installment Stock Purchase Opportunities (“ISPOs”) provide the grantee the option to purchase shares of the Parent Company’s common stock. ISPO awards are divided into five equal installments. The first installment, which represents 20% of the total award, vests immediately upon grant and will be exercisable until the first anniversary of the grant date. At least 25% of the first installment must be exercised or the entire grant (including the remaining four installments) will expire and any part of the first installment that is not exercised during the exercise period will also expire, in each case on the first anniversary of the grant date. If the exercise conditions of the first installment are met, the remaining four installments will vest on December 15th of the first calendar year following the year in which the ISPO is granted, and on each of the three anniversaries of such date, respectively, and will be exercisable for 31 days thereafter. Any of these remaining four installments that becomes vested but is not exercised during its respective exercise period will expire at the end of its exercise period, but the holder may still exercise any subsequent installments when they vest in future years.

The fair value of the ISPOs was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions noted in the table below. Since the Company’s stock is not publicly traded, the expected volatility is based on an average of the historical volatility of the Company’s competitors’ stocks over the expected term of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method prescribed by SEC rules and regulations due to the lack of history. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected life of the option as of the grant date. During fiscal 2011, the Company granted 1.0 million ISPOs.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year Ended September 30, 2011
Expected volatility	30%
Expected dividend yield	0%
Expected life (in years)	2.5
Risk-free interest rate	0.33% - 0.68%

The weighted-average grant-date fair value of ISPOs granted during fiscal 2011 was $2.47 per option. Compensation expense for ISPOs is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $0.8 million was charged to expense during fiscal 2011 for ISPOs. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of September 30, 2011, there was approximately $1.4 million of unrecognized compensation expense related to nonvested ISPOs, which is expected to be recognized over a weighted-average period of approximately 4.21 years.

Deferred Stock Units

Deferred stock units are issued only to non-employee members of the Board of Directors who are not representatives of one of the Sponsors and represent the right to receive shares of the Parent Company’s common stock in the future. Each deferred stock unit will be converted to one share of the Parent Company’s common stock six months and one day after the date on which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Parent Company’s common stock. Since the deferred stock units are fully vested upon grant, compensation expense for the entire award is recognized immediately upon grant. The Company granted 71,594 deferred stock units during fiscal 2011. The compensation expense during fiscal 2011, fiscal 2010 and fiscal 2009 for deferred stock units was approximately $1.0 million, $0.5 million and $0.4 million, respectively.

Seamless Stock Options

During fiscal 2011, Seamless established the Seamless North America 2011 Equity Incentive Plan (the Plan). The Plan allows for the issuance of stock options and other equity-based awards in Seamless. The stock options awarded vest solely based on continued employment over a specific period of time, generally four years. During fiscal 2011, Seamless granted approximately 6.0 million stock options. The Company recognized compensation expense of approximately $0.1 million for Seamless options during fiscal 2011.

NOTE 11. ACCOUNTS RECEIVABLE SECURITIZATION:

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to October 2, 2010, the funding transactions under the Receivables Facility were accounted for as a sale of receivables under the provisions of the authoritative accounting guidance. At October 1, 2010, the Company retained an undivided interest in the transferred receivables of approximately $253.3 million and approximately $220.9 million of accounts receivable were sold and removed from the Consolidated Balance Sheet. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at October 1, 2010. The fair value of the retained interest is measured based on expected future cash flows adjusted for unobservable inputs used to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. The Company believes that the allowance for doubtful accounts balance is a reasonable approximation of any credit risk of the customers that generated the receivables.

In the first quarter of fiscal 2011, the Company adopted the new authoritative accounting guidance regarding transfers of financial assets. On a prospective basis, the Company is required to report its receivables securitization facility as a secured borrowing instead of as a sale of receivables. The impact of the new accounting treatment upon adoption resulted in the recognition of both the receivables securitized under the program and the borrowings they collateralize on the Consolidated Balance Sheet, which led to a $220.9 million increase in “Receivables” and “Long-Term Borrowings.” At September 30, 2011, the amount of outstanding borrowings under the Receivables Facility was $225.9 million and is included in “Long-Term Borrowings.” Additionally, the Company’s Consolidated Statement of Cash Flows during fiscal 2011 reflects the final remittance of cash associated with the $220.9 million of receivables sold at October 1, 2010 and subsequently collected by the Company on behalf of the bank conduits as an operating cash outflow. Any subsequent borrowing activity with the bank conduits will now be treated as financing cash flows, which was $225.9 million during the fiscal year ended September 30, 2011. The overall effect on the Consolidated Statement of Cash Flows was a reduction in cash from operating activities and an increase in cash from financing activities, whereas under the previous guidance, these cash flows were presented net as cash from operating activities.

NOTE 12. DEVELOPMENTS IN THE UNIFORM AND CAREER APPAREL SEGMENT

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

NOTE 13. COMMITMENTS AND CONTINGENCIES:

The Company has capital and other purchase commitments of approximately $251.1 million at September 30, 2011, primarily in connection with commitments for capital projects and client contract investments. At September 30, 2011, the Company also has letters of credit outstanding in the amount of $160.1 million.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $87.1 million at September 30, 2011 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 30, 2011.

Rental expense for all operating leases was $168.1 million, $172.4 million and $165.8 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of September 30, 2011 (in thousands):

Fiscal Year
2012	$186,478
2013	84,384
2014	71,261
2015	60,879
2016	51,518
Subsequent years	140,719

Total minimum rental obligations	$595,239

From time to time, the Company is a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees, government entities and third parties, including under federal and state employment laws, wage and hour laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims statutes, minority business enterprise and women owned business enterprise statutes, contractual disputes, antitrust and competition laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

The Company has been informed that an Illinois state civil action has been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleges, among other things, that the subsidiary has not complied with the requirement to contract with minority-owned and women-owned businesses in connection with its contracts with Cook County and seeks monetary damages. The Company has accrued its best estimate of this potential liability as of September 30, 2011.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 2011 and fiscal 2010 (in thousands):

2011	Quarter Ended December 31, 2010	Quarter Ended April 1, 2011	Quarter Ended July 1, 2011	Quarter Ended September 30, 2011	Fiscal Year Ended September 30, 2011
Sales	$3,284,506	$3,220,260	$3,285,713	$3,291,898	$13,082,377
Cost of services provided	2,949,250	2,925,135	2,998,490	2,963,905	11,836,780
Income from Continuing Operations	38,446	19,998	160	54,325	112,929
Income (loss) from Discontinued Operations, net of tax	(45)	392	(307)	(11,772)	(11,732)
Net income (loss)	38,401	20,390	(147)	42,553	101,197
Net income (loss) attributable to ARAMARK shareholder	38,401	20,390	(512)	41,793	100,072

2010	Quarter Ended January 1, 2010	Quarter Ended April 2, 2010	Quarter Ended July 2, 2010	Quarter Ended October 1, 2010	Fiscal Year Ended October 1, 2010
Sales	$3,156,478	$3,062,515	$3,082,857	$3,117,214	$12,419,064
Cost of services provided	2,833,828	2,783,935	2,817,242	2,812,110	11,247,115
Income (loss) from Continuing Operations	26,371	(9,364)	(5,782)	21,098	32,323
Income (loss) from Discontinued Operations, net of tax	(694)	(408)	(538)	5	(1,635)
Net income (loss)	25,677	(9,772)	(6,320)	21,103	30,688
Net income (loss) attributable to ARAMARK shareholder	25,677	(9,772)	(6,320)	21,103	30,688

In the first and second fiscal quarters, within the Food and Support Services—North America segment, historically there has been a lower level of activity at the sports, entertainment and recreational food service operations that is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts that is partially offset by the effect of summer recess on the educational accounts.

During the fourth quarter of fiscal 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, for $75.0 million in cash. The transaction resulted in a pretax loss of approximately $1.5 million (net of tax loss of approximately $12.0 million). Galls is accounted for as a discontinued operation in the Consolidated Balance Sheets and Consolidated Statements of Operations (see Note 2).

During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless, an online and mobile food ordering service, for consideration of $50.0 million in cash (see Note 18).

NOTE 15. BUSINESS SEGMENTS:

The Company provides or manages services in two strategic areas: Food and Support Services and Uniform and Career Apparel, which are organized and managed in the following reportable business segments:

Food and Support Services—North America—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and in sports, entertainment, recreational and other facilities serving the general public in the United States, Canada and Mexico. Food and Support Services—North America operating income for fiscal 2011 includes other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of the Company’s investment (possessory interest) in certain assets at one of the Company’s NPS sites in the Sports & Entertainment sector, severance related expenses of $6.2 million and a favorable risk insurance adjustment of $0.9 million related to favorable claims experience. Food and Support Services—North America operating income for fiscal 2009 includes severance related expenses of $11.5 million.

Food and Support Services—International—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. Operations are conducted in 19 countries, including the U.K., Germany, Chile, Ireland, Spain, China, Belgium, Korea, Argentina and Japan. Food and Support Services—International operating income for fiscal 2011 includes a gain of $7.7 million related to the divestiture of the Company’s 67% ownership interest in the security business of its Chilean subsidiary (see Note 3), favorable non-income tax settlements in the U.K. of $5.3 million, a goodwill and other intangible assets impairment charge of $5.3 million (see Note 4), a gain on the sale of land in Chile of $1.7 million and severance related expenses of $11.4 million. Food and Support Services—International operating income for fiscal 2010 includes a favorable non-income tax settlement in the U.K. of $3.2 million. Food and Support Services—International operating income for fiscal 2009 includes severance related expenses of $8.2 million and a favorable non-income tax settlement in the U.K. of $8.4 million.

Uniform and Career Apparel—Rental, sale, cleaning, maintenance and delivery of personalized uniform and career apparel and other textile items on a contract basis and direct marketing of personalized uniforms and career apparel and accessories to businesses, public institutions and individuals. Also provided are walk-off mats, cleaning cloths, disposable towels and other environmental control items. Uniform and Career Apparel operating income for fiscal 2011 includes a gain of $2.6 million related to a property settlement of an eminent domain claim, a favorable risk insurance adjustment of $4.8 million related to favorable claims experience and severance related expenses of $3.9 million. The segment operating income in fiscal 2009 includes a charge of approximately $34.2 million related to the Company’s repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business (see Note 12).

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

Corporate—Corporate includes general corporate expenses not specifically allocated to an individual segment. During fiscal 2011, the Company recorded severance related expenses of $1.3 million and share-based compensation expense of $17.3 million. During fiscal 2010, the Company recorded share-based compensation expense of $21.3 million, which included approximately $5.5 million for the 2010 modification of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2009

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EBIT target. During fiscal 2009, the Company recorded share-based compensation expense of $25.4 million, including approximately $13.8 million for the 2009 modification of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2008 EBIT target.

Interest and Other Financing Costs, net, for fiscal 2011 includes a write-off of deferred financing fees of $2.1 million related to the amendment that extended the U.S. dollar denominated portion of the revolving credit facility (see Note 5). For fiscal 2011, Interest and Other Financing Costs, net, also includes interest income of $14.1 million related to favorable non-income tax settlements in the U.K. For fiscal 2010, Interest and Other Financing Costs, net, includes $8.3 million of third-party costs related to the amendment of the senior secured credit agreement that extended the maturity date of $1,407.4 million of outstanding U.S. denominated term loan and interest income of approximately $4.3 million related to favorable non-income tax settlements in the U.K.

Financial information by segment follows (in millions):

	Sales
	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Food and Support Services—North America	$9,019.0	$8,654.7	$8,436.0
Food and Support Services—International	2,723.3	2,437.7	2,284.2
Uniform and Career Apparel	1,340.1	1,326.7	1,417.9

	$13,082.4	$12,419.1	$12,138.1

	Operating Income
	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Food and Support Services—North America	$400.5	$350.6	$348.6
Food and Support Services—International	79.9	75.3	84.1
Uniform and Career Apparel	117.3	102.7	72.9

	597.7	528.6	505.6
Corporate	(49.5)	(51.1)	(57.0)

Operating income	548.2	477.5	448.6
Interest and other financing costs, net	(426.3)	(444.5)	(472.3)

Income (loss) from continuing operations before income taxes	$121.9	$33.0	$(23.7)

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Depreciation and Amortization
	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Food and Support Services—North America	$341.9	$334.3	$328.0
Food and Support Services—International	62.6	60.2	55.1
Uniform and Career Apparel	105.1	107.5	113.5
Corporate	0.9	0.9	0.6

	$510.5	$502.9	$497.2

	Capital Expenditures and Client Contract Investments*
	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
Food and Support Services—North America	$207.9	$212.8	$282.8
Food and Support Services—International	58.6	46.8	43.4
Uniform and Career Apparel	32.5	32.2	30.0
Corporate	0.4	—	0.2
Assets held for sale	0.8	1.1	4.4

	$300.2	$292.9	$360.8

*	Includes amounts acquired in business combinations

	Identifiable Assets
	September 30, 2011	October 1, 2010
Food and Support Services—North America	$7,234.2	$6,835.7
Food and Support Services—International	1,524.8	1,514.4
Uniform and Career Apparel	1,670.0	1,682.8
Corporate	77.8	96.9
Assets held for sale	2.8	92.1

	$10,509.6	$10,221.9

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following geographic data include sales generated by subsidiaries within that geographic area and net property & equipment based on physical location (in millions):

	Sales
	Fiscal Year Ended September 30, 2011	Fiscal Year Ended October 1, 2010	Fiscal Year Ended October 2, 2009
United States	$9,369.6	$9,078.2	$9,127.0
Foreign	3,712.8	3,340.9	3,011.1

	$13,082.4	$12,419.1	$12,138.1

	Net Property & Equipment
	September 30, 2011	October 1, 2010
United States	$818.4	$853.9
Foreign	186.3	193.8

	$1,004.7	$1,047.7

NOTE 16. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt at September 30, 2011 and October 1, 2010 was $5,505.7 million and $5,290.1 million, respectively. The carrying value of the Company’s debt at September 30, 2011 and October 1, 2010 was $5,637.7 million and $5,401.8 million, respectively. The increase in the carrying value of the Company’s debt is primarily due to the adoption of the new accounting standard update on transfers of financial assets as the Company’s sale of eligible receivables are now accounted for as secured borrowings (see Note 5). The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2011, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	September 30, 2011	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Foreign currency forward exchange contracts	$2,856	$—	$2,856	$—

Total assets measured at fair value on a recurring basis	$2,856	$—	$2,856	$—

Liabilities:
Interest rate swap agreements	$93,403	$—	$93,403	$—
Cross currency swap agreements	35,551	—	35,551	—
Natural gas hedge agreements	187	—	187	—
Gasoline and diesel fuel hedge agreements	1,894	—	1,894	—

Total liabilities measured at fair value on a recurring basis	$131,035	$—	$131,035	$—

Common Stock Subject to Repurchase	$158,061	$—	$—	$158,061

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for fiscal 2011 (in thousands):

Common Stock Subject to Repurchase
Balance at October 1, 2010	$184,736
Net realized gains/(losses) included in earnings	—
Net purchases, issuances and settlements	(7,699)
Change in fair market value of common stock of the Parent Company	(18,976)

Balance at September 30, 2011	$158,061

The decline in the fair value of the common stock of the Parent Company is related to the effect of the dividend paid to the Parent Company shareholders (see Note 19).

Nonrecurring Fair Value Measurements

During the second quarter of fiscal 2011, the Company recorded an impairment charge of $5.3 million in the Food and Support Services—International segment for the goodwill (approximately $4.0 million) and other intangible assets (approximately $1.3 million) associated with its India operations. These nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3). The fair values were computed using a discounted cash flow valuation methodology (see Note 4).

NOTE 17. RELATED PARTY TRANSACTIONS:

As of September 30, 2011, the notional value of interest rate swaps with entities affiliated with GS Capital Partners was $766 million and ¥5.0 billion and with entities affiliated with J.P. Morgan Partners was $1,071 million. As of October 1, 2010, the notional value of interest rate swaps with entities affiliated with GS Capital Partners was $767 million and ¥5.0 billion and with entities affiliated with J.P. Morgan Partners was $1,072 million. In all of these swaps, the Company pays the counterparty a fixed interest rate in exchange for their payment of a floating interest rate. The net payments in fiscal 2011, fiscal 2010 and fiscal 2009 to entities affiliated with GS Capital Partners pursuant to interest rate swap transactions were approximately $40.1 million, $51.3 million and $48.0 million, respectively. The net payments in fiscal 2011, fiscal 2010 and fiscal 2009 to entities affiliated with J.P. Morgan Partners pursuant to interest rate swap transactions were approximately $51.6 million, $54.9 million and $45.5 million, respectively.

NOTE 18. NONCONTROLLING INTEREST:

During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless, an online and mobile food ordering service, for consideration of $50.0 million in cash. The carrying value of the noncontrolling ownership interest sold at the time of the transaction was approximately $30.9 million, which resulted in an increase to “Noncontrolling interest” in the Consolidated Balance Sheet. The difference between the consideration received, the carrying value of the noncontrolling ownership sold, the related tax consequences of the sale, and the fees incurred on the sale of the noncontrolling interest resulted in an increase of approximately $0.7 million to “Capital surplus” in the Consolidated Balance Sheet. The Company incurred approximately $1.6 million of pretax transaction-related costs, of which approximately $1.0 million was paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the changes from net income attributable to ARAMARK shareholder and transfers from the noncontrolling interest:

Fiscal Year Ended September 30, 2011
Net income attributable to ARAMARK shareholder	$100,072
Transfers from the noncontrolling interest
Increase in ARAMARK’s capital surplus from the sale of shares in Seamless	735

Net transfers from noncontrolling interest	735

Change from net income attributable to ARAMARK shareholder and transfer from noncontrolling interest	$100,807

NOTE 19. ARAMARK HOLDINGS CORPORATION (PARENT COMPANY):

ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 212.3 million common shares issued and approximately 203.5 million common shares outstanding as of September 30, 2011.

On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the Parent Company Notes). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, 8.50% senior notes due 2015, senior floating rate notes due 2015 and 5.00% senior notes due 2012. The Parent Company is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to the Company’s outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the 8.50% senior notes due 2015 and the senior floating rate notes due 2015. If the Company does not have sufficient covenant capacity to distribute such amounts to the Parent Company, the Parent Company will have the ability to pay the interest on the Parent Company Notes through the issuance of additional notes.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2011, ARAMARK Holdings Corporation had long-term borrowings of $594.5 million, net of discount, interest payable of $23.3 million, income tax receivable of $9.8 million and unamortized deferred financing costs on the Parent Company Notes of $13.5 million. For fiscal 2011, ARAMARK Holdings Corporation recorded Interest and Other Financing Costs, net, of $24.9 million. In November 2011, the Company distributed approximately $27.7 million to the Parent Company for the payment of accrued interest.

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

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

During the third quarter of fiscal 2011, Seamless was removed as a guarantor of the 8.50% senior notes due 2015 and senior floating notes due 2015 due to the terms of the sale agreement (see Note 18).

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$137.4	$32.2	$43.7	$—	$213.3
Receivables	3.1	241.9	1,007.3	—	1,252.3
Inventories, at lower of cost or market	16.1	356.6	78.1	—	450.8
Prepayments and other current assets	31.9	118.5	61.2	—	211.6
Assets held for sale	—	2.8	—	—	2.8

Total current assets	188.5	752.0	1,190.3	—	2,130.8

Property and Equipment, net	38.3	751.6	214.8	—	1,004.7
Goodwill	173.1	3,766.1	701.4	—	4,640.6
Investment in and Advances to Subsidiaries	6,609.0	250.7	180.9	(7,040.6)	—
Other Intangible Assets	51.4	1,442.7	254.3	—	1,748.4
Other Assets	75.5	554.5	357.0	(2.0)	985.0

	$7,135.8	$7,517.6	$2,898.7	$(7,042.6)	$10,509.5

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.7	$10.0	$38.3	$—	$49.0
Accounts payable	132.9	335.1	307.4	—	775.4
Accrued expenses and other liabilities	218.2	770.0	238.3	0.1	1,226.6

Total current liabilities	351.8	1,115.1	584.0	0.1	2,051.0

Long-term Borrowings	4,833.7	34.7	720.2	—	5,588.6
Deferred Income Taxes and Other Noncurrent Liabilities	347.0	695.7	192.1	—	1,234.8
Intercompany Payable	—	5,352.7	1,158.7	(6,511.4)	—
Common Stock Subject to Repurchase	158.1	—	—	—	158.1
Total Equity	1,445.2	319.4	243.7	(531.3)	1,477.0

	$7,135.8	$7,517.6	$2,898.7	$(7,042.6)	$10,509.5

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

October 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$79.4	$32.3	$48.5	$—	$160.2
Receivables	1.5	234.3	697.2	—	933.0
Inventories, at lower of cost or market	16.9	334.0	71.0	—	421.9
Prepayments and other current assets	11.7	121.3	70.9	—	203.9
Assets held for sale	—	92.0	—	—	92.0

Total current assets	109.5	813.9	887.6	—	1,811.0

Property and Equipment, net	41.6	785.7	220.4	—	1,047.7
Goodwill	173.1	3,868.4	481.2	—	4,522.7
Investment in and Advances to Subsidiaries	6,667.0	107.5	243.7	(7,018.2)	—
Other Intangible Assets	60.8	1,605.1	247.7	—	1,913.6
Other Assets	89.4	527.6	311.9	(2.0)	926.9

	$7,141.4	$7,708.2	$2,392.5	$(7,020.2)	$10,221.9

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$5.7	$12.2	$33.7	$—	$51.6
Accounts payable	152.9	327.8	267.0	—	747.7
Accrued expenses and other liabilities	151.7	721.7	258.3	0.1	1,131.8
Liabilities held for sale	—	17.5	—	—	17.5

Total current liabilities	310.3	1,079.2	559.0	0.1	1,948.6

Long-term Borrowings	4,824.7	29.4	496.1	—	5,350.2
Deferred Income Taxes and Other Noncurrent Liabilities	424.7	769.7	147.0	—	1,341.4
Intercompany Payable	—	5,583.9	1,054.2	(6,638.1)	—
Common Stock Subject to Repurchase	184.7	—	—	—	184.7
Total Equity	1,397.0	246.0	136.2	(382.2)	1,397.0

	$7,141.4	$7,708.2	$2,392.5	$(7,020.2)	$10,221.9

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended September 30, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$1,012.7	$8,059.7	$4,010.0	$—	$13,082.4

Costs and Expenses:
Cost of services provided	948.2	7,169.9	3,718.8	—	11,836.9
Depreciation and amortization	20.0	379.5	111.0	—	510.5
Selling and general corporate expenses	56.9	107.1	22.9	—	186.9
Interest and other financing costs	410.3	—	15.9	—	426.2
Expense allocations	(377.7)	339.1	38.6	—	—

	1,057.7	7,995.6	3,907.2	—	12,960.5

Income (Loss) from Continuing Operations before Income Taxes	(45.0)	64.1	102.8	—	121.9
Provision (Benefit) for Income Taxes	(35.6)	25.4	19.2	—	9.0
Equity in Net Income of Subsidiaries	110.6	—	—	(110.6)	—

Income from Continuing Operations	101.2	38.7	83.6	(110.6)	112. 9
Loss from Discontinued Operations, net of tax	—	(11.7)	—	—	(11.7)

Net income	101.2	27.0	83.6	(110.6)	101. 2
Less: Net income attributable to noncontrolling interest	—	—	1.1	—	1.1

Net income attributable to ARAMARK shareholder	$101.2	$27.0	$82.5	$(110.6)	$100.1

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended October 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$999.8	$7,863.3	$3,556.0	$—	$12,419.1

Costs and Expenses:
Cost of services provided	949.0	7,016.4	3,281.7	—	11,247.1
Depreciation and amortization	20.3	381.4	101.1	—	502.8
Selling and general corporate expenses	62.0	104.4	25.2	—	191.6
Interest and other financing costs	414.5	1.4	28.7	—	444.6
Expense allocations	(390.1)	358.4	31.7	—	—

	1,055.7	7,862.0	3,468.4	—	12,386.1

Income (Loss) from Continuing Operations before Income Taxes	(55.9)	1.3	87.6	—	33.0
Provision (Benefit) for Income Taxes	(20.4)	2.0	19.1	—	0.7
Equity in Net Income of Subsidiaries	66.2	—	—	(66.2)	—

Income (loss) from Continuing Operations	30.7	(0.7)	68.5	(66.2)	32. 3
Loss from Discontinued Operations, net of tax	—	(1.6)	—	—	(1.6)

Net income (loss)	$30.7	$(2.3)	$68.5	$(66.2)	$30.7

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended October 2, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$978.7	$7,932.5	$3,226.9	$—	$12,138.1

Costs and Expenses:
Cost of services provided	921.9	7,109.5	2,977.5	—	11,008.9
Depreciation and amortization	21.9	384.8	90.5	—	497.2
Selling and general corporate expenses	64.6	97.6	21.2	—	183.4
Interest and other financing costs	439.7	1.4	31.2	—	472.3
Expense allocations	(428.2)	395.9	32.3	—	—

	1,019.9	7,989.2	3,152.7	—	12,161.8

Income (Loss) from Continuing Operations before Income Taxes	(41.2)	(56.7)	74.2	—	(23.7)
Provision (Benefit) for Income Taxes	(15.7)	(24.6)	16.8	—	(23.5)
Equity in Net Income of Subsidiaries	18.6	—	—	(18.6)	—

Income (loss) from Continuing Operations	(6.9)	(32.1)	57.4	(18.6)	(0.2)
Loss from Discontinued Operations, net of tax	—	(6.7)	—	—	(6.7)

Net income (loss)	$(6.9)	$(38.8)	$57.4	$(18.6)	$(6.9)

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended September 30, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$38.2	$486.6	$(146.4)	$(73.7)	$304.7

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(9.6)	(205.7)	(78.5)	—	(293.8)
Disposals of property and equipment	1.0	10.0	10.5	—	21.5
Proceeds from divestitures	—	71.5	11.6	—	83.1
Acquisitions of businesses, net of cash acquired	—	(157.0)	—	—	(157.0)
Other investing activities	0.7	(14.3)	(3.4)	—	(17.0)

Net cash used in investing activities	(7.9)	(295.5)	(59.8)	—	(363.2)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	—	0.2	22.0	—	22.2
Payments of long-term borrowings	(5.7)	(13.2)	(12.3)	—	(31.2)
Net change in funding under the Receivables Facility	—	—	225.9	—	225.9
Dividends paid to Parent Company	(132.9)	—	—	—	(132.9)
Net proceeds from sale of subsidiary shares to noncontrolling interest	48.4	—	—	—	48.4
Proceeds from issuance of Parent Company common stock	4.6	—	—	—	4.6
Repurchase of Parent Company common stock	(16.1)	—	—	—	(16.1)
Other financing activities	(6.6)	(3.1)	(0.3)	—	(10.0)
Change in intercompany, net	136.0	(175.8)	(33.9)	73.7	—

Net cash provided by (used in) financing activities	27.7	(191.9)	201.4	73.7	110.9

Increase (Decrease) in cash and cash equivalents	58.0	(0.8)	(4.8)	—	52.4
Cash and cash equivalents, beginning of period	79.4	33.0	48.5	—	160.9

Cash and cash equivalents, end of period	$137.4	$32.2	$43.7	$—	$213.3

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended October 1, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$133.6	$406.5	$182.8	$(88.9)	$634.0
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(13.7)	(215.1)	(61.2)	—	(290.0)
Disposals of property and equipment	1.8	17.3	6.8	—	25.9
Acquisitions of businesses	—	(8.2)	(77.5)	—	(85.7)
Other investing activities	(1.0)	3.1	(5.8)	—	(3.7)

Net cash used in investing activities	(12.9)	(202.9)	(137.7)	—	(353.5)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	11.5	—	11.5
Payments of long-term borrowings	(309.4)	(15.2)	(10.2)	—	(334.8)
Proceeds from issuance of Parent Company common stock	3.3	—	—	—	3.3
Repurchase of Parent Company common stock	(10.8)	—	—	—	(10.8)
Other financing activities	(10.6)	(2.8)	—	—	(13.4)
Change in intercompany, net	129.4	(179.2)	(39.1)	88.9	—

Net cash used in financing activities	(198.1)	(197.2)	(37.8)	88.9	(344.2)

Increase (Decrease) in cash and cash equivalents	(77.4)	6.4	7.3	—	(63.7)
Cash and cash equivalents, beginning of period	156.8	26.6	41.2	—	224.6

Cash and cash equivalents, end of period	79.4	33.0	48.5	—	160.9
Less: Cash and cash equivalents included in assets held for sale	—	0.7	—	—	0.7

Cash and cash equivalents, end of period	$79.4	$32.3	$48.5	$—	$160.2

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended October 2, 2009

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(29.4)	$590.6	$223.9	$(77.9)	$707.2
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(6.6)	(267.2)	(84.5)	—	(358.3)
Disposals of property and equipment	2.2	21.6	4.1	—	27.9
Acquisitions of businesses	(85.0)	(22.8)	(29.9)	—	(137.7)
Other investing activities	(0.6)	3.0	0.9	—	3.3

Net cash used in investing activities	(90.0)	(265.4)	(109.4)	—	(464.8)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	0.7	—	0.7
Payments of long-term borrowings	(102.2)	(16.1)	(29.2)	—	(147.5)
Proceeds from issuance of Parent Company common stock	3.4	—	—	—	3.4
Repurchase of Parent Company common stock	(23.0)	—	—	—	(23.0)
Other financing activities	(0.3)	—	—	—	(0.3)
Change in intercompany, net	319.9	(314.2)	(83.6)	77.9	—

Net cash provided by (used in) financing activities	197.8	(330.3)	(112.1)	77.9	(166.7)

Increase (Decrease) in cash and cash equivalents	78.4	(5.1)	2.4	—	75.7
Cash and cash equivalents, beginning of period	78.4	31.7	38.8	—	148.9

Cash and cash equivalents, end of period	156.8	26.6	41.2	—	224.6
Less: Cash and cash equivalents included in assets held for sale	—	0.5	—	—	0.5

Cash and cash equivalents, end of period	$156.8	$26.1	$41.2	$—	$224.1

ARAMARK CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended September 30, 2011, October 1, 2010 and October 2, 2009

		Additions	Reductions
	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2011
Reserve for doubtful accounts, advances & current notes receivable	$36,886	$10,298	$14,221	$32,963

Fiscal Year 2010
Reserve for doubtful accounts, advances & current notes receivable	$37,772	$8,756	$9,642	$36,886

Fiscal Year 2009
Reserve for doubtful accounts, advances & current notes receivable	$41,665	$16,351	$20,244	$37,772

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

EXHIBIT INDEX

Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

2.1	Agreement and Plan of Merger dated as of August 8, 2006 between ARAMARK Corporation, RMK Acquisition Corporation and RMK Finance LLC (incorporated by reference to exhibit 2.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on August 8, 2006, pursuant to the Exchange Act (file number 001-04762)).

2.2	Certificate of Ownership and Merger (merging ARAMARK Corporation into ARAMARK Services, Inc.) (incorporated by reference to Exhibit 99.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-04762)).

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-04762)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-04762)).

4.1	Form of Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

4.2	Indenture, dated as of January 26, 2007, among the Company, RMK Acquisition Corporation, the Guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).

4.3	Registration Rights Agreement, dated as of January 26, 2007, among RMK Acquisition Corporation, the Company, the Guarantors party thereto, and JP Morgan Securities, Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).

4.4	Supplemental Indenture, dated as of March 30, 2007, to the Indenture dated as of January 26, 2007 among ARAMARK Corporation, the Guarantors listed on the signature page thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.1	Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 8, 2004, pursuant to the Exchange Act (file number 001-04762)).**

10.2	Amendment, effective as of January 26, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.3	Amendment, effective as of November 15, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.4	Letter relating to Joseph Neubauer’s Employment Agreement dated November 14, 2008. (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.5	Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.6	Agreement Relating to Employment and Post-Employment Competition dated November 14, 2007 between ARAMARK Corporation and Joseph Munnelly (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.7	Agreement Relating to Employment and Post-Employment Competition dated November 12, 2003 between ARAMARK Corporation and Christopher Holland (incorporated by reference to Exhibit 10.14 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-04762)).**

10.8	Form of Amendment to Agreement Relating to Employment and Post-Employment Competition (incorporated by reference to Exhibit 10.8 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.9	Letter Agreement dated May 12, 2009 between ARAMARK Corporation and Bart J. Colli (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2009, pursuant to the Exchange Act (file number 001-04762)).**

10.10	Letter Agreement dated February 8, 2011 between ARAMARK Holdings Corporation and Thomas J. Vozzo (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on February 9, 2011 pursuant to the Exchange Act (file number 001-04762)).**

10.11	Separation Letter Agreement entered into on August 8, 2011 between ARAMARK Holdings Corporation and Andrew C. Kerin (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.12	Form of Indemnification Agreement and attached schedule (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-04762)).**

10.13	Indemnification Agreement dated December 15, 2011 between Joseph Munnelly and ARAMARK Corporation. ** *

10.14	Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.15	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.16	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.17	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.18	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).**

10.19	Form of Non Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.20	Amendment to Outstanding Non-Qualified Stock Option Agreements dated March 1, 2010 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).**

10.21	Form of Amendment to outstanding Non Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.22	Form of Non Qualified Installment Stock Purchase Opportunity Agreement (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.23	Form of Restricted Stock Award Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.7 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.24	Schedules 1 to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.18 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 15, 2009, pursuant to the Exchange Act (file number 001-04762)).**

10.25	Schedules 1 to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).**

10.26	New Schedule 1 to Form of Non Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.27	Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.28	Amended and Restated ARAMARK 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (file number 001-04762)).**

10.29	Amended and Restated ARAMARK Savings Incentive Retirement Plan (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the SEC on February 10, 2011, pursuant to the Securities Act (file number 001-333-172157)).**

10.30	Amendment to Amended and Restated Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.31	ARAMARK 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the SEC on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89120)).**

10.32	Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.33	Senior Executive Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.34	Amended And Restated Executive Leadership Council Management Incentive Bonus Plan** *

10.35	ARAMARK Holdings Corporation Hardship Stock Repurchase Policy** *

10.36	Limited Liquidity Program** *

10.37	Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.38	U.S. Pledge and Security Agreement, dated as of January 26, 2007, among ARAMARK Intermediate Holdco Corporation, RMK Acquisition Corporation, the Company, the Subsidiary Parties from time to time party thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.39	Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on March 31, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.40	Amendment Agreement No. 1, dated as of April 18, 2011, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 18, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.41	Assumption Agreement, dated as of March 30, 2007, relating to the Credit Agreement dated as of January 26, 2007 among ARAMARK Corporation, the other Borrowers and Loan Guarantors party thereto, the Lenders party thereto, Citibank, N.A., as administrative agent and collateral agent for the Lenders, and the other parties thereto from time to time (incorporated by reference to Exhibit 99.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.42	Amended and Restated Master Distribution Agreement effective as of March 5, 2011 between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011, pursuant to the Exchange Act (file number 001-04762)).†

10.43	Share Purchase Agreement among Veris plc, ARAMARK Ireland Holdings Limited, ARAMARK Investments Limited and ARAMARK Corporation dated October 2009 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 4, 2009, pursuant to the Exchange Act (file number 001-04762)).

10.44	Agreement and Plan of Merger by and among MPBP Holdings, Inc., ARAMARK Clinical Technology Services, LLC, RMK Titan Acquisition Corporation, ARAMARK Corporation and the stockholders of MPBP Holdings, Inc. party thereto dated March 18, 2011 (incorporated by reference to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on March 24, 2011, pursuant to the Exchange Act (file number 001-04762)).

12	Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of ARAMARK Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.*

23.2	Consent of Independent Auditors—Deloitte Touche Tohmatsu LLC.*

24	Power of Attorney (included on the signature page hereto).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audited Financial Statements of AIM SERVICES Co., Ltd.*

101	The following financial information from ARAMARK Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and October 1, 2010; (ii) Consolidated Statements of Operations for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009; (iii) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009; (iv) Consolidated Statement of Equity for the fiscal years ended September 30, 2011, October 1, 2010 and October 2, 2009; and (v) Notes to Consolidated Financial Statements.

†	Portions omitted pursuant to a request for confidential treatment.
*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.