Form 10-Q
period 2011-12-30
ARAMARK CORP
filed 2012-02-08
CIK 7032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2011

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

Common stock outstanding at January 27, 2012: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	December 30, 2011	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$121,909	$213,323
Receivables	1,279,431	1,252,266
Inventories, at lower of cost or market	465,002	450,848
Prepayments and other current assets	203,613	211,587
Assets held for sale	2,798	2,798

Total current assets	2,072,753	2,130,822

Property and Equipment, net	1,032,437	1,004,690
Goodwill	4,709,393	4,640,606
Other Intangible Assets	1,740,032	1,748,417
Other Assets	981,015	985,017

	$10,535,630	$10,509,552

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$54,042	$49,064
Accounts payable	682,860	775,455
Accrued expenses and other current liabilities	1,028,206	1,226,510

Total current liabilities	1,765,108	2,051,029

Long-Term Borrowings	5,854,040	5,588,614
Deferred Income Taxes and Other Noncurrent Liabilities	1,243,952	1,234,885
Common Stock Subject to Repurchase	163,202	158,061
Equity:
ARAMARK Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,471,942	1,476,061
Earnings retained for use in the business	72,309	46,468
Accumulated other comprehensive loss	(67,063)	(77,345)

Total ARAMARK shareholder’s equity	1,477,188	1,445,184
Noncontrolling interest	32,140	31,779

Total equity	1,509,328	1,476,963

	$10,535,630	$10,509,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands)

	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010
Sales	$3,422,612	$3,284,506

Costs and Expenses:
Cost of services provided	3,075,706	2,949,250
Depreciation and amortization	131,866	126,491
Selling and general corporate expenses	48,164	44,923

	3,255,736	3,120,664

Operating income	166,876	163,842
Interest and Other Financing Costs, net	108,814	109,146

Income from Continuing Operations Before Income Taxes	58,062	54,696
Provision for Income Taxes	18,943	16,250

Income from Continuing Operations	39,119	38,446
Income (loss) from Discontinued Operations, net of tax	297	(45)

Net income	39,416	38,401
Less: Net income attributable to noncontrolling interest	740	—

Net income attributable to ARAMARK shareholder	$38,676	$38,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010
Cash flows from operating activities:
Net income	$39,416	$38,401
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	131,866	127,941
Income taxes deferred	(12,176)	(4,422)
Share-based compensation expense	5,877	3,399
Changes in noncash working capital	(284,479)	(337,089)
Net change in proceeds from sale of receivables	—	(220,855)
Other operating activities	12,431	4,397

Net cash used in operating activities	(107,065)	(388,228)

Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(76,530)	(57,605)
Disposals of property and equipment	2,154	3,637
Proceeds from divestiture	4,207	—
Acquisition of certain businesses, net of cash acquired	(157,727)	(61)
Other investing activities	269	(3,337)

Net cash used in investing activities	(227,627)	(57,366)

Cash flows from financing activities:
Proceeds from long-term borrowings	257,106	146,179
Payments of long-term borrowings	(9,966)	(15,515)
Net change in funding under the Receivables Facility	24,095	250,000
Advance to Parent Company	(27,744)	—
Proceeds from issuance of Parent Company common stock	4,424	854
Repurchase of Parent Company common stock	(4,037)	(5,424)
Other financing activities	(600)	(814)

Net cash provided by financing activities	243,278	375,280

Decrease in cash and cash equivalents	(91,414)	(70,314)
Cash and cash equivalents, beginning of period	213,323	160,929

Cash and cash equivalents, end of period	121,909	90,615
Less: Cash and cash equivalents included in assets held for sale	—	342

Cash and cash equivalents, end of period	$121,909	$90,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In Thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest

Balance, September 30, 2011	$1,476,963	$1,445,184	$—	$1,476,061	$46,468	$(77,345)	$31,779

Net income	39,083	38,676			38,676		407
Pension plan adjustments (net of tax)	363	363				363
Foreign currency translation adjustments (net of tax)	(8,973)	(8,973)				(8,973)
Change in fair value of cash flow hedges (net of tax)	18,892	18,892				18,892
Capital contributions from issuance of Parent Company common stock	8,376	8,376		8,376
Compensation expense related to stock incentive plans	5,877	5,877		5,877
Tax benefits related to stock incentive plans	1,243	1,243		1,243
Increase in Parent Company common stock subject to repurchase obligation, net	(5,141)	(5,141)		(5,141)
Purchases of Parent Company common stock	(14,474)	(14,474)		(14,474)
Advance to Parent Company, net	(12,835)	(12,835)			(12,835)
Distributions to noncontrolling interest	(46)						(46)

Balance, December 30, 2011	$1,509,328	$1,477,188	$—	$1,471,942	$72,309	$(67,063)	$32,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:

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

The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction. The Company’s operating results are included in the consolidated federal tax returns filed by the Parent Company. Any realized tax effects or credits attributable to the Company’s operations accrue to the Company based upon the Parent Company’s procedures for allocating the costs and benefits to its subsidiaries. The income tax provisions in the accompanying Condensed Consolidated Statements of Income approximate the provisions that would be required if the Company were a separate taxpayer. All income tax payments are made by the Company on behalf of the Parent Company (see Note 16).

On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. For those material consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside stockholders’ interests are shown as noncontrolling interest in the accompanying condensed consolidated balance sheets. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements exclude the accounts of ARAMARK Holdings Corporation and ARAMARK Intermediate Holdco Corporation, but do reflect the Sponsors’ investment cost basis allocated to the assets and liabilities acquired on January 26, 2007 and the Parent Company’s common stock subject to repurchase. See Note 16 for further discussion of ARAMARK Holdings Corporation.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The condensed consolidated balance sheet as of September 30, 2011 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.

(2)	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE:

On September 30, 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, LLC (“Galls”), for approximately $75.0 million in cash. The transaction resulted in a pretax loss of approximately $1.5 million (net of tax loss of approximately $12.0 million) during fiscal 2011. Galls is accounted for as a discontinued operation in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income. Galls’ results of operations have been removed from the Company’s results of continuing operations for all periods presented. Galls was previously included in the Uniform and Career Apparel segment. All related disclosures have also been adjusted to reflect the discontinued operation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized selected financial information of discontinued operations is as follows (in thousands):

	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010
Sales	$—	$39,819
Income (loss) before income taxes	491	(69)
Income tax provision (benefit)	194	(24)

Income (loss) from discontinued operations	$297	$(45)

The assets of the discontinued operation are stated separately in the Condensed Consolidated Balance Sheets as held for sale, which consists of property.

(3)	ACQUISITIONS AND DIVESTITURES:

Fiscal 2012

On October 3, 2011, ARAMARK Refreshment Services, LLC, a subsidiary of the Company, purchased all of the outstanding shares of capital stock of Van Houtte USA Holdings, Inc. (doing business as “Filterfresh”), a provider of office coffee services in the United States, for cash consideration of approximately $145.2 million. The acquisition was financed with cash on hand and borrowings under the Company’s revolving credit facility. Under the terms of the purchase agreement, if a certain significant customer relationship was not maintained within a specific timeframe, the Company was entitled to a refund of a portion of the purchase price. In January 2012, the Company received a refund of approximately $7.4 million related to the termination of this customer relationship.

As part of the acquisition of Filterfresh, the Company acquired a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interests outside of shareholder’s equity in the Condensed Consolidated Balance Sheet in “Deferred Income Taxes and Other Noncurrent Liabilities.” As of December 30, 2011, the redeemable noncontrolling interest related to the subsidiary was approximately $10.1 million. For the three months ended December 30, 2011, net income attributable to redeemable noncontrolling interest was $0.3 million and distributions to redeemable noncontrolling interest was $0.2 million.

For the three months ended December 30, 2011, $31.2 million of sales and $2.0 million of net loss, which includes planned transition and integration costs, respectively, were recorded in the Condensed Consolidated Statement of Income related to the acquisition. During fiscal 2011, approximately $0.7 million of pretax transaction-related costs related to the acquisition were recorded in earnings. The Company’s proforma results of operations for fiscal 2012 and fiscal 2011 would not have been materially different than reported, assuming the acquisition had occurred at the beginning of the prior year period.

Fiscal 2011

On March 18, 2011, ARAMARK Clinical Technology Services, LLC, a subsidiary of the Company, purchased the common stock of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.5 million. Also acquired in the transaction was ReMedPar, an independent provider of sourced and refurbished medical equipment parts. During the first quarter of fiscal 2012, the Company sold MESA, a wholly-owned subsidiary acquired as part of the Masterplan acquisition, for cash consideration of approximately $4.2 million. The sale resulted in a reduction to goodwill of approximately $0.5 million. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed. The Company’s proforma results of operations for fiscal 2011 would not have been materially different than reported.

For the three months ended December 30, 2011, $30.1 million of sales and $0.8 million of net loss, respectively, were recorded in the Condensed Consolidated Statement of Income related to the acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of approximately $75.8 million and $72.8 million and income tax payments of approximately $16.6 million and $12.6 million during the three months ended December 30, 2011 and December 31, 2010, respectively.

(5)	COMPREHENSIVE INCOME:

Comprehensive income includes all changes to shareholder’s equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was approximately $49.7 million and $56.4 million for the three months ended December 30, 2011 and December 31, 2010, respectively. Total comprehensive income attributable to ARAMARK shareholder was approximately $49.0 million and $56.4 million for the three months ended December 30, 2011 and December 31, 2010, respectively. As of December 30, 2011 and September 30, 2011, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($33.7) million and ($34.1) million, respectively, foreign currency translation adjustment (net of tax) of approximately $15.8 million and $24.8 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($49.2) million and ($68.1) million, respectively.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. Changes in total goodwill during the three months ended December 30, 2011 follow (in thousands):

Segment	September 30, 2011	Acquisitions and Divestitures	Translation	December 30, 2011
Food and Support Services—North America	$3,613,370	$75,208	$13	$3,688,591
Food and Support Services—International	453,996	—	(6,649)	447,347
Uniform and Career Apparel	573,240	215	—	573,455

	$4,640,606	$75,423	$(6,636)	$4,709,393

The Food and Support Services—North America acquisitions and divestitures activity consists primarily of goodwill resulting from the fiscal 2012 Filterfresh acquisition. The amounts for acquisitions during fiscal 2012 and fiscal 2011 may be revised upon final determination of the purchase price allocations.

Other intangible assets consist of (in thousands):

	December 30, 2011			September 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,895,808	$(915,604)	$980,204	$1,852,531	$(865,524)	$987,007
Trade names	760,457	(629)	759,828	761,919	(509)	761,410

	$2,656,265	$(916,233)	$1,740,032	$2,614,450	$(866,033)	$1,748,417

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Amortization of intangible assets for the three months ended December 30, 2011 and December 31, 2010 was approximately $50.3 million and $47.3 million, respectively.

(7)	DERIVATIVE INSTRUMENTS:

The Company enters into derivative contractual arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating natural gas, gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts, and natural gas, gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

Cash Flow Hedges

The Company has entered into $3.0 billion and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. During the first quarter of fiscal 2012, $300 million of interest rate swap agreements matured. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of December 30, 2011 and September 30, 2011, approximately ($40.2) million and ($56.3) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the three months ended December 30, 2011 and December 31, 2010 was immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company previously entered into a $169.6 million amortizing forward starting cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. During the three months ended December 30, 2011 and December 31, 2010, approximately ($0.6) million and ($2.2) million of unrealized net of tax losses related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $3.3 million and $2.6 million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the three months ended December 30, 2011 and December 31, 2010, respectively. As of December 30, 2011 and September 30, 2011, unrealized net of tax losses of approximately ($7.8) million and ($10.6) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the three months ended December 30, 2011 and December 31, 2010 was immaterial.

The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of December 30, 2011, the Company has contracts for approximately 168,000 MMBtu’s outstanding for fiscal 2012 that are designated as cash flow hedging instruments. As of December 30, 2011 and September 30, 2011, approximately ($0.2) million and ($0.1) million of unrealized net of tax losses, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for the three months ended December 30, 2011 and December 31, 2010.

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010
Interest rate swap agreements	$16,076	$20,907
Cross currency swap agreements	2,726	401
Natural gas hedge agreements	(70)	92
Gasoline and diesel fuel agreements	—	492

	$18,732	$21,892

Derivatives not Designated in Hedging Relationships

The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of December 30, 2011, the Company has contracts for approximately 3.5 million gallons outstanding for fiscal 2012. Prior to October 1, 2011, these contracts met the required criteria to be designated as cash flow hedging instruments; therefore, changes in the fair value of these contracts were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Beginning in first quarter of fiscal 2012, the Company elected to de-designate its gasoline and diesel fuel agreements for accounting purposes. As a result, on a prospective basis, changes in the fair value of these contracts will be recorded in earnings. Amounts previously recorded in accumulated other comprehensive income (loss) will continue to be reclassified into earnings as the underlying item affects earnings. During the three months ended December 30, 2011, the Company recorded a pretax gain of $0.7 million in the Condensed Consolidated Statement of Income for the change in the fair value of these agreements. As of December 30, 2011 and September 30, 2011, unrealized net of tax losses of approximately ($1.0) million and ($1.1) million were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for the three months ended December 31, 2010 was immaterial.

As of December 30, 2011, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €58.8 million, £5.5 million and CAD29.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value of the Company’s derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 30, 2011	September 30, 2011
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	$39	$2,856

Total derivatives		$39	$2,856

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$302	$187
Gasoline and diesel fuel agreements	Accounts Payable	—	1,894
Interest rate swap agreements	Accrued Expenses	23,699	49,349
Interest rate swap agreements	Other Noncurrent Liabilities	42,951	44,054
Cross currency swap agreements	Other Noncurrent Liabilities	36,477	35,551

		103,429	131,035

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts Payable	939	—

Total derivatives		$104,368	$131,035

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

	Account	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010
Interest rate swap agreements	Interest Expense	$28,838	$27,601
Cross currency swap agreements	Interest Expense	2,113	2,184
Natural gas hedge agreements	Cost of services provided	70	158
Gasoline and diesel fuel agreements	Cost of services provided	—	79

		$31,021	$30,022

At December 30, 2011, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $29.7 million.

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

	Account	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010
Gasoline and diesel fuel agreements	Cost of services provided	$(537)	$—
Foreign currency forward exchange contracts	Interest Expense	(782)	(466)

		$(1,319)	$(466)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	CAPITAL STOCK:

Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Share Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of December 30, 2011 and September 30, 2011 was $163.2 million and $158.1 million, which is based on approximately 11.8 million and 12.4 million shares of common stock of the Parent Company valued at $13.82 and $12.73 per share, respectively. The fair value of the common stock subject to repurchase is calculated using discounted cash flow techniques and comparable public company trading multiples. During the three months ended December 30, 2011 and December 31, 2010, approximately $14.5 million and $14.7 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s condensed consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement, the indenture governing the 8.50% senior notes due 2015, the senior floating rate notes due 2015 and the indenture governing the notes issued by Holdings contain limitations on the amount the Company can expend for such share repurchases.

(9)	SHARE-BASED COMPENSATION:

During the three months ended December 30, 2011 and December 31, 2010, share-based compensation expense was approximately $5.9 million, before taxes of $2.3 million, and approximately $3.4 million, before taxes of $1.3 million, respectively.

Stock Options

Time-Based Options

The compensation cost charged to expense during the three months ended December 30, 2011 and December 31, 2010 for Time-Based Options was approximately $2.1 million and $3.4 million, respectively. As of December 30, 2011, there was approximately $22.1 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 3.02 years.

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at September 30, 2011	15,982	$8.73
Granted	1,861	$13.82
Exercised	(707)	$7.68
Forfeited and expired	(116)	$10.51

Outstanding at December 30, 2011	17,020	$10.20

Performance-Based Options

Approximately $3.1 million and $0 was charged to expense during the three months ended December 30, 2011 and December 31, 2010 for Performance-Based Options, respectively. As of December 30, 2011, there was approximately $7.5 million of unrecognized compensation expense related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 1 year.

A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at September 30, 2011	16,051	$8.73
Granted	1,861	$13.82
Exercised	(303)	$7.03
Forfeited and expired	(358)	$9.04

Outstanding at December 30, 2011	17,251	$9.31

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Installment Stock Purchase Opportunities (“ISPOs”)

The Company recorded approximately $0.2 million of compensation expense related to these awards during the three months ended December 30, 2011. As of December 30, 2011, there was approximately $1.6 million of unrecognized compensation expense related to nonvested ISPOs, which is expected to be recognized over a weighted-average period of approximately 3.96 years. During the three months ended December 30, 2011, the Company granted 210,000 ISPOs at an exercise price of $13.82.

Seamless Unit Options

The Company recognized compensation expense of approximately $0.5 million for Seamless unit options during the three months ended December 30, 2011. During the three months ended December 30, 2011, Seamless granted approximately 1.7 million unit options.

(10)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount of the facility is $250 million, which expires in January 2013. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. At December 30, 2011, the amount of outstanding borrowings under the Receivables Facility was $250.0 million and is included in “Long-Term Borrowings.”

(11)	EQUITY INVESTMENTS:

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $266.8 million and $269.7 million at December 30, 2011 and September 30, 2011, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010
Sales	$484,202	$437,447
Gross profit	58,644	57,624
Net income	10,832	11,662

ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $4.4 million and $5.6 million for the three months ended December 30, 2011 and December 31, 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	BUSINESS SEGMENTS:

Sales and operating income by reportable segment follow (in thousands):

Sales	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010
Food and Support Services—North America	$2,397,248	$2,268,036
Food and Support Services—International	684,839	672,436
Uniform and Career Apparel	340,525	344,034

	$3,422,612	$3,284,506

Operating Income	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010
Food and Support Services—North America	$126,245	$128,371
Food and Support Services—International	20,554	12,580
Uniform and Career Apparel	33,042	34,529

	179,841	175,480
Corporate	(12,965)	(11,638)

Operating Income	166,876	163,842
Interest and other financing costs, net	(108,814)	(109,146)

Income from Continuing Operations Before Income Taxes	$58,062	$54,696

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

Food and Support Services—North America operating income for the first quarter of fiscal 2012 includes planned transition and integration costs of $3.5 million related to the Filterfresh acquisition and a favorable risk insurance adjustment of $1.7 million related to favorable claims experience. Food and Support Services—North America operating income for the first quarter of fiscal 2011 includes other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in the Sports & Entertainment sector, severance related expenses of $1.2 million and a favorable risk insurance adjustment of $0.9 million related to favorable claims experience. Food and Support Services—International operating income for the first quarter of fiscal 2012 and fiscal 2011 includes $1.3 million and $6.7 million of severance related expenses, respectively. Uniform and Career Apparel operating income for the first quarter of fiscal 2012 includes a favorable risk insurance adjustment of $5.7 million related to favorable claims experience and severance related expenses of $4.0 million. Uniform and Career Apparel operating income for the first quarter of fiscal 2011 includes a favorable risk insurance adjustment of $4.8 million related to favorable claims experience and severance related expenses of $1.2 million.

Corporate expenses include severance related expenses of $1.0 million for the first quarter of fiscal 2011 and share-based compensation expense (see Note 9).

(13)	NEW ACCOUNTING STANDARD UPDATES:

In January 2010, the FASB issued an accounting standard update that will require new disclosures about recurring and non-recurring fair value measurements. The new disclosures include significant transfers into and out of level 1 and 2 measurements and will change the current disclosure requirement of level 3 measurement activity from a net basis to a gross basis. The standard also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures were effective for ARAMARK in fiscal 2010, except for the revised disclosures about level 3 measurement activity, which became effective for ARAMARK in the first quarter of fiscal 2012 (see Note 15).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In June 2011, the FASB issued an accounting standard update that modifies the presentation of comprehensive income in the financial statements. The standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued an accounting standard update which deferred the portion of this update related to the presentation of reclassification adjustments between other comprehensive income and net income. The guidance is effective retrospectively for the Company beginning in the first quarter of fiscal 2013. The Company is currently evaluating the impact of this pronouncement.

In September 2011, the FASB issued an accounting standard update that requires companies participating in multiemployer pension plans to disclose more information about their involvement in the plans, specifically related to the amount of employer contributions made to each significant plan and to all plans in the aggregate, whether an employer’s contributions represent more than 5% of total contributions to the plan, whether any plans are subject to a funding improvement plan, the expiration date(s) of the collective bargaining agreement(s) and any minimum funding arrangements, the most recent certified funded status of the plan, as determined by the plan’s “zone status,” (required by the Pension Protection Act of 2006) and a description of the nature and effect of any changes affecting comparability for each period an income statement is presented. The guidance is effective for the Company’s 2012 fiscal year-end. The Company is currently evaluating the impact of this pronouncement.

In December 2011, the FASB issued an accounting standard update that requires companies with financial instruments and derivative instruments that are offset on the balance sheet or subject to a master netting arrangement to provide additional disclosures regarding the instruments impact on a company’s financial position. The guidance is effective for the Company beginning in the first quarter of fiscal 2014. The Company is currently evaluating the impact of this pronouncement.

(14)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $88.2 million at December 30, 2011 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 30, 2011.

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

The Company has been informed that an Illinois state civil action has been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleges, among other things, that the subsidiary has not complied with the requirement to contract with minority owned and women owned businesses in connection with its contracts with Cook County and seeks monetary damages. The Company has accrued its best estimate of this potential liability as of December 30, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(15)	FAIR VALUE OF ASSETS AND LIABILITIES:

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

Recurring Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt at December 30, 2011 and September 30, 2011 was $5,880.2 million and $5,505.7 million, respectively. The carrying value of the Company’s debt at December 30, 2011 and September 30, 2011 was $5,908.1 million and $5,637.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

At December 30, 2011 and September 30, 2011, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	December 30, 2011				September 30, 2011
	Level 1	Level 2	Level 3	Total	Total
Assets:
Foreign currency forward exchange contracts	$—	$39	$—	$39	$2,856

Total assets measured at fair value on a recurring basis	$—	$39	$—	$39	$2,856

Liabilities:
Interest rate swap agreements	$—	$66,650	$—	$66,650	$93,403
Cross currency swap agreements	—	36,477	—	36,477	35,551
Natural gas hedge agreements	—	302	—	302	187
Gasoline and diesel fuel agreements	—	939	—	939	1,894

Total liabilities measured at fair value on a recurring basis	$—	$104,368	$—	$104,368	$131,035

Common Stock Subject to Repurchase	$—	$—	$163,202	$163,202	$158,061

The following table presents the changes in financial instruments for which Level 3 inputs were significant to their valuation for the three months ended December 30, 2011 (in thousands):

Common Stock Subject to Repurchase
Balance at September 30, 2011	$158,061
Issuances of Parent Company common stock	562
Repurchases of Parent Company common stock	(8,250)
Change in fair market value of Parent Company common stock	12,829

Balance at December 30, 2011	$163,202

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(16)	ARAMARK HOLDINGS CORPORATION (PARENT COMPANY):

ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 213.4 million common shares issued and approximately 203.5 million common shares outstanding as of December 30, 2011.

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

At December 30, 2011, ARAMARK Holdings Corporation had long-term borrowings of $594.7 million, net of discount, interest payable of $8.4 million and unamortized deferred financing costs on the Parent Company Notes of $12.8 million. For the three months ended December 30, 2011, ARAMARK Holdings Corporation recorded Interest and Other Financing Costs, net, of $13.7 million. In November 2011, the Company distributed approximately $27.7 million to the Parent Company as an advance which was used to pay the interest on the Parent Company Notes. During the first quarter of fiscal 2012, the advance was reduced by approximately $14.9 million, reflecting a non-cash reduction in the Company’s income taxes payable due to the tax benefit attributable to the interest on the Parent Company Notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 30, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$23.0	$48.4	$50.5	$—	$121.9
Receivables	2.4	259.9	1,017.2	—	1,279.5
Inventories, at lower of cost or market	15.7	366.3	83.0	—	465.0
Prepayments and other current assets	24.0	110.4	69.2	—	203.6
Assets held for sale	—	2.8	—	—	2.8

Total current assets	65.1	787.8	1,219.9	—	2,072.8

Property and Equipment, net	38.1	742.7	251.6	—	1,032.4
Goodwill	173.1	3,766.3	770.0	—	4,709.4
Investment in and Advances to Subsidiaries	6,969.2	423.9	181.8	(7,574.9)	—
Other Intangible Assets	49.1	1,407.1	283.8	—	1,740.0
Other Assets	70.6	555.8	356.6	(2.0)	981.0

	$7,365.2	$7,683.6	$3,063.7	$(7,576.9)	$10,535.6

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.7	$10.2	$43.1	$—	$54.0
Accounts payable	133.8	250.1	299.0	—	682.9
Accrued expenses and other liabilities	205.6	585.8	236.7	0.1	1,028.2

Total current liabilities	340.1	846.1	578.8	0.1	1,765.1

Long-term Borrowings	5,035.1	33.4	785.5	—	5,854.0
Deferred Income Taxes and Other Noncurrent Liabilities	349.6	686.0	208.4	—	1,244.0
Intercompany Payable	—	5,752.5	1,081.3	(6,833.8)	—
Common Stock Subject to Repurchase	163.2	—	—	—	163.2
Total Equity	1,477.2	365.6	409.7	(743.2)	1,509.3

	$7,365.2	$7,683.6	$3,063.7	$(7,576.9)	$10,535.6

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended December 30, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$256.7	$2,079.9	$1,086.0	$—	$3,422.6

Costs and Expenses:
Cost of services provided	244.1	1,831.0	1,000.7	—	3,075.8
Depreciation and amortization	4.9	94.2	32.8	—	131.9
Selling and general corporate expenses	14.0	27.7	6.4	—	48.1
Interest and other financing costs	100.1	—	8.7	—	108.8
Expense allocations	(95.7)	89.8	5.9	—	—

	267.4	2,042.7	1,054.5	—	3,364.6

Income (Loss) from Continuing Operations before Income Taxes	(10.7)	37.2	31.5	—	58.0
Provision (Benefit) for Income Taxes	(3.5)	16.0	6.4	—	18.9
Equity in Net Income of Subsidiaries	46.6	—	—	(46.6)	—

Income from Continuing Operations	39.4	21.2	25.1	(46.6)	39.1
Income from Discontinued Operations, net of tax	—	0.3	—	—	0.3

Net income	39.4	21.5	25.1	(46.6)	39.4
Less: Net income attributable to noncontrolling interest	—	—	0.7	—	0.7

Net income attributable to ARAMARK shareholder	$39.4	$21.5	$24.4	$(46.6)	$38.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended December 31, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$254.9	$2,060.2	$969.4	$—	$3,284.5

Costs and Expenses:
Cost of services provided	232.4	1,814.0	903.0	—	2,949.4
Depreciation and amortization	5.1	95.7	25.7	—	126.5
Selling and general corporate expenses	13.4	26.0	5.5	—	44.9
Interest and other financing costs	101.5	0.2	7.4	—	109.1
Expense allocations	(100.4)	96.0	4.4	—	—

	252.0	2,031.9	946.0	—	3,229.9

Income from Continuing Operations before Income Taxes	2.9	28.3	23.4	—	54.6
Provision for Income Taxes	0.9	10.1	5.2	—	16.2
Equity in Net Income of Subsidiaries	36.4	—	—	(36.4)	—

Income from Continuing Operations	38.4	18.2	18.2	(36.4)	38.4
Loss from Discontinued Operations, net of tax	—	(0.0)	—	—	(0.0)

Net income	$38.4	$18.2	$18.2	$(36.4)	$38.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 30, 2011

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$33.5	$(177.1)	$37.9	$(1.4)	$(107.1)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(2.9)	(51.3)	(22.3)	—	(76.5)
Disposals of property and equipment	0.4	0.7	1.0	—	2.1
Proceeds from divestiture	—	0.1	4.2	—	4.3
Acquisitions of businesses, net of cash acquired	—	(145.6)	(12.2)	—	(157.8)
Other investing activities	0.4	(0.7)	0.6	—	0.3

Net cash used in investing activities	(2.1)	(196.8)	(28.7)	—	(227.6)

Cash flows from financing activities:
Proceeds from long-term borrowings	200.0	—	57.1	—	257.1
Payments of long-term borrowings	(0.2)	(2.4)	(7.4)	—	(10.0)
Net change in funding under the Receivables Facility	—	—	24.1	—	24.1
Advance to Parent Company	(27.7)	—	—	—	(27.7)
Proceeds from issuance of Parent Company common stock	4.5	—	—	—	4.5
Repurchase of Parent Company common stock	(4.0)	—	—	—	(4.0)
Other financing activities	1.2	(1.6)	(0.3)	—	(0.7)
Change in intercompany, net	(319.6)	394.1	(75.9)	1.4	—

Net cash provided by (used in) financing activities	(145.8)	390.1	(2.4)	1.4	243.3

Increase (decrease) in cash and cash equivalents	(114.4)	16.2	6.8	—	(91.4)
Cash and cash equivalents, beginning of period	137.4	32.2	43.7	—	213.3

Cash and cash equivalents, end of period	$23.0	$48.4	$50.5	$—	$121.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2010

(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$(1.1)	$(134.0)	$(250.8)	$(2.4)	$(388.3)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(3.5)	(42.5)	(11.6)	—	(57.6)
Disposals of property and equipment	0.2	1.6	1.9	—	3.7
Acquisitions of businesses, net of cash acquired	—	(0.1)	—	—	(0.1)
Other investing activities	0.2	(2.9)	(0.7)	—	(3.4)

Net cash used in investing activities	(3.1)	(43.9)	(10.4)	—	(57.4)

Cash flows from financing activities:
Proceeds from long-term borrowings	119.4	—	26.8	—	146.2
Payments of long-term borrowings	(5.2)	(2.4)	(7.9)	—	(15.5)
Net change in funding under the Receivables Facility	—	—	250.0	—	250.0
Proceeds from issuance of Parent Company common stock	0.9	—	—	—	0.9
Repurchase of Parent Company common stock	(5.4)	—	—	—	(5.4)
Other financing activities	0.1	(0.9)	—	—	(0.8)
Change in intercompany, net	(171.1)	179.1	(10.4)	2.4	—

Net cash provided by (used in) financing activities	(61.3)	175.8	258.5	2.4	375.4

Decrease in cash and cash equivalents	(65.5)	(2.1)	(2.7)	—	(70.3)
Cash and cash equivalents, beginning of period	79.4	33.0	48.5	—	160.9

Cash and cash equivalents, end of period	13.9	30.9	45.8	—	90.6

Less: Cash and cash equivalents included in assets held for sale	—	0.3	—	—	0.3

Cash and cash equivalents, end of period	$13.9	$30.6	$45.8	$—	$90.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended December 30, 2011 and December 31, 2010 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our fiscal 2011 Annual Report on Form 10-K filed with the SEC. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment.

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

We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our consolidated statement of income.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our condensed consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income, and actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

Share-Based Compensation

We value our employee share-based awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate. Since our stock is not publicly traded, the expected volatility is based on an average of the historical volatility of our competitors’ stocks over the expected term of the share-based awards. The dividend yield assumption is based on our history and expected future dividend payouts. The expected term of share award represents the weighted-average period the share award is expected to remain outstanding. The expected term was calculated using the simplified method permitted under SEC rules and regulations due to the lack of history. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date.

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

We disclosed the fair values of our assets and liabilities in Note 15 to the condensed consolidated financial statements. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and natural gas, gasoline and diesel fuel agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of natural gas, gasoline and diesel fuel. The fair value of our common stock subject to repurchase is derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.

*****

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.

RESULTS OF OPERATIONS

The following tables present our sales and operating income from continuing operations, and related percentages, attributable to each operating segment, for the three months ended December 30, 2011 and December 31, 2010 (dollars in millions).

	$3,422.6	$3,422.6	$3,422.6	$3,422.6
	Three Months Ended December 30, 2011		Three Months Ended December 31, 2010
Sales by Segment	$	%	$	%
Food and Support Services—North America	$2,397.3	70%	$2,268.1	69%
Food and Support Services—International	684.8	20%	672.4	20%
Uniform and Career Apparel	340.5	10%	344.0	11%

	$3,422.6	100%	$3,284.5	100%

	$3,422.6	$3,422.6	$3,422.6	$3,422.6
	Three Months Ended December 30, 2011		Three Months Ended December 31, 2010
Operating Income by Segment	$	%	$	%
Food and Support Services—North America	$126.2	76%	$128.4	78%
Food and Support Services—International	20.6	12%	12.5	8%
Uniform and Career Apparel	33.0	20%	34.5	21%

	179.8	108%	175.4	107%
Corporate	(12.9)	-8%	(11.6)	-7%

	$166.9	100%	$163.8	100%

Consolidated Overview

Sales of $3.4 billion for the first quarter of fiscal 2012 represented an increase of 4% over the prior year period. This increase is primarily attributable to growth in the Higher Education business and Healthcare sector of the Food and Support Services—North America segment and growth in Ireland, Germany, Spain, Chile and Argentina in our Food and Support Services—International segment and the impact of acquisitions (approximately 2%). This increase was partially offset by the negative impact of foreign currency translation (approximately -1%) and the sales decline in our Sports & Entertainment sector, primarily due to the National Basketball Association lockout, in our Food and Support Services—North America segment and in China and Korea in our Food and Support Services—International segment.

Operating income was $166.9 million for the first quarter of fiscal 2012 compared to $163.8 million in the prior year period. This increase is primarily attributable to profit growth in our Higher Education business, our Healthcare sector and in Chile and Ireland. Operating income in the first quarter of fiscal 2012 also includes operational efficiencies in the U.K., a favorable risk insurance adjustment of $7.4 million related to favorable claims experience, of which $5.7 million relates to our uniform rental business, planned transition and integration costs of $3.5 million related to the Filterfresh acquisition and severance related charges of $5.3 million within the Uniform and Career Apparel segment and Food and Support Services—International segment. The first quarter of fiscal 2011 includes other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector, a favorable risk insurance adjustment of $5.7 million related to favorable claims experience, of which $4.8 million relates to our million uniform rental business and severance related charges of approximately $10.1 million.

Interest and other financing costs, net, for the first quarter of fiscal 2012 was $108.8 million as compared to $109.1 million in the prior year period. The effective income tax rate for the first quarter of fiscal 2012 was 32.6% compared to 29.7% in the prior year period. The change in both periods principally reflects the relative mix and amount of U.S. and non-U.S. income or loss and the impact of tax credits relative to pretax amounts.

Income from continuing operations for the first quarter of fiscal 2012 was $39.1 million compared to $38.4 million in the prior year period. Income (loss) from discontinued operations for the first quarter of fiscal 2012 was $0.3 million as compared to ($0.1) million in the prior year period. Net income attributable to noncontrolling interest for the first quarter of fiscal 2012 was $0.7 million.

Segment Results

The following tables present a first fiscal quarter of 2012/2011 comparison of segment sales and operating income from continuing operations together with the amount of and percentage change between periods (dollars in millions).

	$3,422.6	$3,422.6	$3,422.6	$3,422.6
	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010	Change
Sales by Segment	$	$	$	%
Food and Support Services—North America	$2,397.3	$2,268.1	129.2	6%
Food and Support Services—International	684.8	672.4	12.4	2%
Uniform and Career Apparel	340.5	344.0	(3.5)	–1%

	$3,422.6	$3,284.5	$138.1	4%

	$3,422.6	$3,422.6	$3,422.6	$3,422.6
	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010	Change
Operating Income by Segment	$	$	$	%
Food and Support Services—North America	$126.2	$128.4	(2.2)	–2%
Food and Support Services—International	20.6	12.5	8.1	65%
Uniform and Career Apparel	33.0	34.5	(1.5)	–4%
Corporate	(12.9)	(11.6)	(1.3)	11%

	$166.9	$163.8	$3.1	2%

Food and Support Services—North America Segment

Food and Support Services—North America segment sales for the first quarter of fiscal 2012 increased 6% over the prior year period as growth in the Higher Education business and Healthcare sector and the positive impact of acquisitions (approximately 3%) more than offset the sales decline in our Sports & Entertainment sector. The Business & Industry sector had high-single digit sales growth, due primarily to base business growth in our food and facilities services businesses and the Filterfresh acquisition. The Education sector had mid-single digit sales growth, due to base and net new business growth in our Higher Education food and facilities services businesses. The Healthcare sector had high-single digit sales growth primarily due to base business growth and the acquisition of Masterplan within the clinical technology services business. The Sports & Entertainment sector had a low-single digit sales decline primarily related to the National Basketball Association lockout and fewer Major League Baseball playoff games in the first quarter of fiscal 2012 compared to the prior year period.

Operating income for the first quarter of fiscal 2012 was $126.2 million compared to $128.4 million in the prior year period as profit growth in our Higher Education business and Healthcare sector was more than offset by the negative impact of foreign currency translation (approximately -1%), planned transition and integration costs of $3.5 million related to the Filterfresh acquisition, profit decline in the Business & Industry sector and the other income recognized in the first quarter of fiscal 2011 of $7.8 million related to a compensation agreement signed with the NPS under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the first quarter of fiscal 2012 increased 2% compared to the prior year period as growth in Ireland, Germany, Spain, Chile and Argentina more than offset the negative impact of foreign currency translation (approximately -2%) and the sales decline in Korea and China, which benefited from our operations at the Asian Games during the prior year quarter.

Operating income for the first quarter of fiscal 2012 was $20.6 million compared to $12.5 million in the prior year period. This increase is primarily attributable to profit growth in Germany and Chile, cost reduction efforts in the U.K., the positive impact of foreign currency translation (approximately 6%) and a reduction in severance related expenses. Operating income in the first quarter of fiscal 2012 includes severance related expenses of $1.3 million compared to $6.7 million in the prior year period. Operating income in the first quarter of fiscal 2011 also benefited from a favorable non-income tax settlement in the U.K. of $2.6 million.

Uniform and Career Apparel Segment

Uniform and Career Apparel segment sales decreased 1% for the first quarter of fiscal 2012 compared to the prior year period primarily due to a decline in our direct marketing business.

Operating income for the first quarter of fiscal 2012 was $33.0 million compared to $34.5 million in the prior year period. This decrease is due to severance related charges of $4.0 million in the first quarter of fiscal 2012, which offset favorable risk insurance adjustments related to favorable claims experience. Operating income in the first quarter of fiscal 2012 includes a favorable risk insurance adjustment of $5.7 million compared to $4.8 million in the prior year period. Operating income for the first quarter of fiscal 2011 includes severance related charges of $1.2 million.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $12.9 million for the first quarter of fiscal 2012 compared to $11.6 million for the prior year period. The increase is mainly due to the increase in share-based compensation expense (see Note 9 to the condensed consolidated financial statements) which more than offset the prior year charges for headcount reductions.

LIQUIDITY AND CAPITAL RESOURCES

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash used in operating activities was $107.1 million in the first quarter of fiscal 2012 compared to $388.2 million in the comparable period of fiscal 2011. The principal components (in millions) of the net change of $281.1 million were:

•	Decrease in the total of net income and noncash charges	$(0.4)
•	Impact of accounting change related to accounts receivable securitization	220.9
•	Decreased working capital requirements	52.6
•	Other, net	8.0

		$281.1

The net change in cash flows used in operating activities was driven by the new accounting treatment for the Company’s accounts receivable securitization agreement. On October 2, 2010, the Company adopted new accounting guidance that affected the presentation of its accounts receivables securitization program, through which the Company sells eligible accounts receivables on a revolving basis. As a result of implementing the new guidance, funding under the agreement of $220.9 million on October 2, 2010 was reflected in the Company’s Condensed Consolidated Statement of Cash Flows as a use of cash from the securitization of accounts receivables under net cash used in operating activities and as a source of cash under net cash provided by financing activities. As expected and consistent with historical patterns, working capital was a use of cash for us during the first quarter. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $39.3 million), primarily due to the timing of collections, Accounts Payable (approximately $19.0 million), due to timing of disbursements and Accrued Expenses (approximately $19.0 million) related to payments of certain expenditures and severance related costs, offset by Inventory (approximately $13.8 million), primarily due to the growth of the business. The increase in “Other, net” is related to adjustments to net income in the prior year period related to nonoperating gains and losses.

During the first quarter of fiscal 2012, ARAMARK Refreshment Services, LLC, a subsidiary of the Company, acquired all of the outstanding shares of common stock of Van Houtte USA Holdings, Inc. (doing business as “Filterfresh”), a refreshment services company, for approximately $145.2 million. The acquisition was financed with cash on hand and borrowings under the Company’s revolving credit facility. Under the terms of the purchase agreement, if a certain significant customer relationship was not maintained within a specific timeframe, the Company was entitled to a refund of a portion of the purchase price. In January 2012, the Company received a refund of approximately $7.4 million related to the termination of this customer relationship.

On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the Parent Company Notes). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, 8.50% senior notes due 2015, senior floating rate notes due 2015 and 5.00% senior notes due 2012. The Parent Company is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to the Company’s outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the 8.50% senior notes due 2015 and the senior floating rate notes due 2015. If the Company does not have sufficient covenant capacity to distribute such amounts to the Parent Company, the Parent Company will have the ability to pay the interest on the Parent Company Notes through the issuance of additional notes. In November 2011, the Company distributed approximately $27.7 million to the Parent Company as an advance, which was used to pay the interest on the Parent Company Notes. During the first quarter of fiscal 2012, the advance was reduced by approximately $14.9 million, reflecting a non-cash reduction in the Company’s income taxes payable due to the tax benefit attributable to the interest on the Parent Company Notes.

The Company’s 5.00% senior notes, contractually due in June 2012, have been classified as noncurrent in the accompanying consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the senior secured credit agreement.

Management believes that the Company’s cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $347.6 million and $394.7 million at January 27, 2012 and December 30, 2011, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings and other cash needs. We believe we enjoy a strong liquidity position overall and we will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company also monitors its cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.

As of December 30, 2011, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $1,333.7 million (un-extended) and $1,407.4 million (extended); a yen denominated term loan to the Company in the amount of ¥5,150.9 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $161.9 million; a Euro denominated term loan to an Irish subsidiary in an amount of €41.8 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £115.9 million; and a Euro denominated term loan to German subsidiaries in the amount of €64.5 million. As of December 30, 2011, there was approximately $482.2 million outstanding in foreign currency borrowings.

Covenant Compliance

The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of December 30, 2011, we were in compliance with these covenants.

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

EBITDA is defined for purposes of these covenants as net income (loss) plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization. Adjusted EBITDA is defined for purposes of these covenants as EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our senior secured credit agreement and the indenture. EBITDA and Adjusted EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

(dollars in millions)	Three Months Ended December 30, 2011	Three Months Ended September 30, 2011	Three Months Ended July 1, 2011	Three Months Ended April 1, 2011	Twelve Months Ended December 30, 2011
Net income (loss) attributable to ARAMARK shareholder	$38.7	$41.8	$(0.5)	$20.4	$100.4
Interest and other financing costs, net	108.8	111.1	113.3	92.8	426.0
Provision (benefit) for income taxes	18.9	(13.1)	(3.6)	9.5	11.7
Depreciation and amortization	131.9	128.0	128.7	127.3	515.9

EBITDA	298.3	267.8	237.9	250.0	1,054.0
Share-based compensation expense(1)	5.9	5.5	5.4	3.0	19.8
Unusual or non-recurring (gains)/losses(2)	—	10.7	—	(1.1)	9.6
Pro forma EBITDA for equity method investees(3)	8.0	5.0	4.1	7.3	24.4
Pro forma EBITDA for certain transactions(4)	(0.1)	3.2	3.6	5.3	12.0
Seamless North America, LLC EBITDA(5)	(2.9)	(3.9)	(3.6)	(4.3)	(14.7)
Other(6)	7.5	7.8	3.3	4.8	23.4

Adjusted EBITDA	$316.7	$296.1	$250.7	$265.0	$1,128.5

(1)	Represents share-based compensation expense resulting from the application of accounting for stock options, Installment Stock Purchase Opportunities and deferred stock unit awards (see Note 9 to the condensed consolidated financial statements).
(2)	During the three months ended September 30, 2011, the Company realized a pretax loss of approximately $1.5 million (net of tax loss of approximately $12.0 million) on the sale of the Galls business and an additional $1.3 million gain on the sale of the 67% ownership interest in a security business in our Chilean subsidiary. During the three months ended April 1, 2011, the Company realized a $6.4 million gain on the sale of its 67% ownership interest in a security business in the Company’s Chilean subsidiary and recorded a $5.3 million goodwill and other intangible assets impairment charge.
(3)	Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.
(4)	Represents the annualizing of estimated EBITDA from acquisitions and divestitures made during the period.
(5)	During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC. The terms of the sale agreement stipulated that Seamless North America, LLC cease to qualify as a Restricted Subsidiary under the senior secured credit agreement, and as a result, its EBITDA for all periods presented must be excluded from the Company’s consolidated Adjusted EBITDA.
(6)	Other includes certain other miscellaneous items (the three months ended December 30, 2011, September 30, 2011, July 1, 2011 and April 1, 2011 include approximately $6.7 million, $5.9 million, $2.3 million and $4.5 million, respectively, of severance and other related costs incurred by the Company).

Our covenant requirements and actual ratios for the twelve months ended December 30, 2011 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	4.75x	3.33x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.67x

(1)	Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s revolving credit facility lenders failed to waive any such default, would also constitute a default under our indenture.
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

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of the Company’s outstanding indebtedness.

Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Share Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of December 30, 2011 was $163.2 million, which is based on approximately 11.8 million shares of common stock of the Parent Company valued at $13.82 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the 8.50% senior notes due 2015, the senior floating rate notes due 2015 and the indenture governing the notes issued by Holdings contain limitations on the amount that can be expended for such share repurchases.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount of the Receivables Facility is $250 million, which expires in January 2013. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. As of December 30, 2011, approximately $250.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.

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

We have been informed that an Illinois state civil action has been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleges, among other things, that the subsidiary has not complied with the requirement to contract with minority owned and women owned businesses in connection with its contracts with Cook County and seeks monetary damages. The Company intends to vigorously defend the action.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 30, 2011 has not materially changed from September 30, 2011 (See Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2011). See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the Company’s derivative instruments and Note 15 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of December 30, 2011.

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

Management Stock Incentive Plan

The Board of Directors of the Parent Company adopted the Second Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (the “Amended Stock Incentive Plan”) on February 7, 2012 that increases the number of shares authorized for issuance of Deferred Stock Units for outside directors of the Parent Company from 200,000 to 400,000. A copy of the Amended Stock Incentive Plan is attached to this Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	ARAMARK Holdings Corporation Second Amended and Restated 2007 Management Stock Incentive Plan.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended December 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 30, 2011 and September 30, 2011; (ii) Condensed Consolidated Statements of Income for the three months ended December 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 30, 2011 and December 31, 2010; (iv) Condensed Consolidated Statement of Equity for the three months ended December 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 8, 2012	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2	By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	ARAMARK Holdings Corporation Second Amended and Restated 2007 Management Stock Incentive Plan.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended December 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 30, 2011 and September 30, 2011; (ii) Condensed Consolidated Statements of Income for the three months ended December 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 30, 2011 and December 31, 2010; (iv) Condensed Consolidated Statement of Equity for the three months ended December 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements.