Form 10-Q
period 2012-03-30
ARAMARK CORP
filed 2012-05-09
CIK 7032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-04762
___________________________________________
ARAMARK CORPORATION
(Exact name of registrant as specified in its charter)
 ___________________________________________

Delaware	95-2051630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
ARAMARK Tower 1101 Market Street Philadelphia, Pennsylvania	19107
(Address of principal executive offices)	(Zip Code)
(215) 238-3000
(Registrant’s telephone number, including area code)
___________________________________________
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
Common stock outstanding at April 27, 2012: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	March 30, 2012	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$100,973	$213,323
Receivables	1,351,856	1,252,266
Inventories, at lower of cost or market	487,191	450,848
Prepayments and other current assets	215,613	211,587
Assets held for sale	2,798	2,798
Total current assets	2,158,431	2,130,822
Property and Equipment, net	1,027,823	1,004,690
Goodwill	4,712,243	4,640,606
Other Intangible Assets	1,704,117	1,748,417
Other Assets	969,541	985,017
	$10,572,155	$10,509,552
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$59,061	$49,064
Accounts payable	756,088	775,455
Accrued expenses and other current liabilities	1,067,032	1,226,510
Total current liabilities	1,882,181	2,051,029
Long-Term Borrowings	5,757,560	5,588,614
Deferred Income Taxes and Other Noncurrent Liabilities	1,230,895	1,234,885
Common Stock Subject to Repurchase	169,328	158,061
Equity:
ARAMARK Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,464,606	1,476,061
Earnings retained for use in the business	82,197	46,468
Accumulated other comprehensive loss	(47,586)	(77,345)
Total ARAMARK shareholder’s equity	1,499,217	1,445,184
Noncontrolling interest	32,974	31,779
Total equity	1,532,191	1,476,963
	$10,572,155	$10,509,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$3,345,560	$3,220,260
Costs and Expenses:
Cost of services provided	3,028,661	2,925,134
Depreciation and amortization	131,714	127,321
Selling and general corporate expenses	51,471	45,537
	3,211,846	3,097,992
Operating income	133,714	122,268
Interest and Other Financing Costs, net	118,533	92,765
Income from Continuing Operations Before Income Taxes	15,181	29,503
Provision for Income Taxes	4,229	9,505
Income from Continuing Operations	10,952	19,998
Income from Discontinued Operations, net of tax	—	392
Net income	10,952	20,390
Less: Net income attributable to noncontrolling interest	1,064	—
Net income attributable to ARAMARK shareholder	$9,888	$20,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Six Months Ended	Six Months Ended
	March 30, 2012	April 1, 2011
Sales	$6,768,172	$6,504,766
Costs and Expenses:
Cost of services provided	6,104,367	5,874,384
Depreciation and amortization	263,580	253,812
Selling and general corporate expenses	99,635	90,460
	6,467,582	6,218,656
Operating income	300,590	286,110
Interest and Other Financing Costs, net	227,347	201,911
Income from Continuing Operations Before Income Taxes	73,243	84,199
Provision for Income Taxes	23,172	25,755
Income from Continuing Operations	50,071	58,444
Income from Discontinued Operations, net of tax	297	347
Net income	50,368	58,791
Less: Net income attributable to noncontrolling interest	1,804	—
Net income attributable to ARAMARK shareholder	$48,564	$58,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended	Six Months Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net income	$50,368	$58,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	263,580	256,706
Income taxes deferred	(30,621)	(11,828)
Share-based compensation expense	11,565	6,392
Changes in noncash working capital	(263,817)	(211,611)
Net change in proceeds from sale of receivables	—	(220,855)
Other operating activities	26,267	(3,078)
Net cash provided by (used in) operating activities	57,342	(125,483)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(149,731)	(129,244)
Disposals of property and equipment	4,611	8,925
Proceeds from divestitures	4,427	10,042
Acquisition of certain businesses, net of cash acquired	(150,352)	(155,493)
Other investing activities	593	6,517
Net cash used in investing activities	(290,452)	(259,253)
Cash flows from financing activities:
Proceeds from long-term borrowings	187,302	95,159
Payments of long-term borrowings	(17,771)	(18,409)
Net change in funding under the Receivables Facility	(1,975)	245,650
Advance to Parent Company	(27,744)	—
Proceeds from issuance of Parent Company common stock	5,152	2,329
Repurchase of Parent Company common stock	(12,462)	(9,397)
Other financing activities	(11,742)	(2,317)
Net cash provided by financing activities	120,760	313,015
Decrease in cash and cash equivalents	(112,350)	(71,721)
Cash and cash equivalents, beginning of period	213,323	160,929
Cash and cash equivalents, end of period	100,973	89,208
Less: Cash and cash equivalents included in assets held for sale	—	435
Cash and cash equivalents, end of period	$100,973	$88,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In Thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, September 30, 2011	$1,476,963	$1,445,184	$—	$1,476,061	$46,468	$(77,345)	$31,779
Net income	49,805	48,564			48,564		1,241
Pension plan adjustments (net of tax)	772	772				772
Foreign currency translation adjustments (net of tax)	(5,232)	(5,232)				(5,232)
Change in fair value of cash flow hedges (net of tax)	34,219	34,219				34,219
Capital contributions from issuance of Parent Company common stock	13,737	13,737		13,737
Compensation expense related to stock incentive plans	11,565	11,565		11,565
Tax benefits related to stock incentive plans	2,206	2,206		2,206
Increase in Parent Company common stock subject to repurchase obligation, net	(11,267)	(11,267)		(11,267)
Purchases of Parent Company common stock	(27,696)	(27,696)		(27,696)
Advance to Parent Company, net	(12,835)	(12,835)			(12,835)
Distributions to noncontrolling interest	(46)						(46)
Balance, March 30, 2012	$1,532,191	$1,499,217	$—	$1,464,606	$82,197	$(47,586)	$32,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:
ARAMARK Corporation (the “Company” or “ARAMARK”) was acquired on January 26, 2007 through a merger transaction with RMK Acquisition Corporation, a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”), Joseph Neubauer, Chairman and former Chief Executive Officer of ARAMARK, and certain other members of the Company’s management. The acquisition was accomplished through the merger of RMK Acquisition Corporation with and into ARAMARK Corporation with ARAMARK Corporation being the surviving company (the “Transaction”).
The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction. The Company’s operating results are included in the consolidated federal tax returns filed by the Parent Company. Any realized tax effects or credits attributable to the Company’s operations accrue to the Company based upon the Parent Company’s procedures for allocating the costs and benefits to its subsidiaries. The income tax provisions in the accompanying Condensed Consolidated Statements of Income approximate the provisions that would be required if the Company were a separate taxpayer. All income tax payments are made by the Company on behalf of the Parent Company (see Note 17).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized selected financial information of discontinued operations is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$—	$41,544
Income before income taxes	—	648
Income tax provision	—	256
Income from discontinued operations	$—	$392

	Six Months Ended	Six Months Ended
	March 30, 2012	April 1, 2011
Sales	$—	$81,363
Income before income taxes	491	579
Income tax provision	194	232
Income from discontinued operations	$297	$347
The assets of the discontinued operation are stated separately in the Condensed Consolidated Balance Sheets as held for sale, which consists of property.

(3)	ACQUISITIONS AND DIVESTITURES:
Fiscal 2012
On October 3, 2011, ARAMARK Refreshment Services, LLC, a subsidiary of the Company, purchased all of the outstanding shares of capital stock of Van Houtte USA Holdings, Inc. (doing business as “Filterfresh”), a provider of office coffee services in the United States, for cash consideration of approximately $145.2 million. The acquisition was financed with cash on hand and borrowings under the Company’s revolving credit facility. Under the terms of the purchase agreement, if a certain significant customer relationship was not maintained within a specific timeframe, the Company was entitled to a refund of a portion of the purchase price. During the second quarter of fiscal 2012, the Company received a refund of approximately $7.4 million related to the termination of such customer relationship.
As part of the acquisition of Filterfresh, the Company acquired a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interests outside of shareholder’s equity in the Condensed Consolidated Balance Sheet in “Deferred Income Taxes and Other Noncurrent Liabilities.” As of March 30, 2012, the redeemable noncontrolling interest related to the subsidiary was approximately $10.2 million. For the three and six months ended March 30, 2012, net income attributable to redeemable noncontrolling interest was $0.3 million and $0.6 million, respectively. Distributions to redeemable noncontrolling interest was $0.4 million for the six months ended March 30, 2012.
For the three months and six months ended March 30, 2012, $28.9 million and $60.1 million of sales, respectively, and $0.3 million of net income and ($1.7) million of net loss, which includes planned transition and integration costs, respectively, were recorded in the Condensed Consolidated Statements of Income related to the acquisition. During fiscal 2011, approximately $0.7 million of pretax transaction-related costs related to the acquisition were recorded in earnings. The Company’s proforma results of operations for fiscal 2012 and fiscal 2011 would not have been materially different than reported, assuming the acquisition had occurred at the beginning of the prior year period.
Fiscal 2011
On March 18, 2011, ARAMARK Clinical Technology Services, LLC, a subsidiary of the Company, purchased the common stock of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.2 million. Also acquired in the transaction was ReMedPar, an independent provider of sourced and refurbished medical equipment parts. During the first quarter of fiscal 2012, the Company sold MESA, a wholly-owned subsidiary acquired as part of the Masterplan acquisition, for cash consideration of approximately $4.2 million. The sale resulted in a reduction to goodwill of approximately $1.7 million. The Company’s proforma results of operations for fiscal 2011 would not have been materially different than reported.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company followed the acquisition method of accounting in accordance with the accounting standard related to business combinations. The Company has finalized its assessment of the fair value of the assets acquired and liabilities assumed. The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Purchase consideration	$154,154
Current assets	$29,906
Current liabilities	(31,396)
Property and equipment	3,736
Other intangible assets	42,800
Goodwill	126,757
Other assets	314
Long-term borrowings	(767)
Deferred income taxes and other noncurrent liabilities	(17,196)
$154,154
For the three and six months ended March 30, 2012, $27.2 million and $57.3 million of sales, respectively, and ($0.8) million and ($1.6) million of net loss, respectively, were recorded in the Condensed Consolidated Statements of Income related to the acquisition. For the three and six months ended April 1, 2011, $3.9 million of sales and ($0.2) million of net loss were recorded in the Condensed Consolidated Statements of Income in both periods related to the acquisition.

During the second quarter of fiscal 2011, the Company completed the sale of its 67% ownership interest in the security business of its Chilean subsidiary for approximately $10 million in cash and future consideration of approximately $4 million. The transaction resulted in a pretax gain of approximately $6.4 million (net of tax gain of approximately $4.8 million), which is included in “Cost of services provided” in the Condensed Consolidated Statements of Income. The results of operations and cash flows associated with the security business were not material to the Company's consolidated operations and cash flows.

(4)	SUPPLEMENTAL CASH FLOW INFORMATION:
The Company made interest payments of approximately $207.7 million and $180.9 million and income tax payments of approximately $55.0 million and $25.6 million during the six months ended March 30, 2012 and April 1, 2011, respectively.

(5)	COMPREHENSIVE INCOME:
Comprehensive income includes all changes to shareholder’s equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). For the three and six months ended March 30, 2012, total comprehensive income was approximately $30.4 million and $80.1 million, respectively. For the three and six months ended March 30, 2012, total comprehensive income attributable to ARAMARK shareholder was approximately $29.3 million and $78.3 million, respectively. For the three and six months ended April 1, 2011, total comprehensive income was approximately $52.7 million and $109.1 million, respectively. As of March 30, 2012 and September 30, 2011, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($33.3) million and ($34.1) million, respectively, foreign currency translation adjustment (net of tax) of approximately $19.6 million and $24.8 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($33.9) million and ($68.1) million, respectively.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. Changes in total goodwill during the six months ended March 30, 2012 follow (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment	September 30, 2011	Acquisitions and Divestitures	Translation	March 30, 2012
Food and Support Services—North America	$3,613,370	$65,882	$26	$3,679,278
Food and Support Services—International	453,996	—	5,518	459,514
Uniform and Career Apparel	573,240	211	—	573,451
	$4,640,606	$66,093	$5,544	$4,712,243
The Food and Support Services—North America acquisitions and divestitures activity consists primarily of goodwill resulting from the fiscal 2012 Filterfresh acquisition and the final determination of the purchase price allocations related to Masterplan (see Note 3). The amounts for acquisitions during fiscal 2012 may be revised upon final determination of the purchase price allocations.
Other intangible assets consist of (in thousands):

	March 30, 2012			September 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,911,866	$(969,864)	$942,002	$1,852,531	$(865,524)	$987,007
Trade names	762,863	(748)	762,115	761,919	(509)	761,410
	$2,674,729	$(970,612)	$1,704,117	$2,614,450	$(866,033)	$1,748,417
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
Amortization of intangible assets for the six months ended March 30, 2012 and April 1, 2011 was approximately $100.0 million and $94.9 million, respectively.

(7)	BORROWINGS:
On February 29, 2012, the Company entered into Amendment Agreement No. 2 (the “Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, the “Credit Agreement”). The Amendment Agreement extends the maturity date of an aggregate U.S. dollar equivalent of approximately $1,231.6 million of the Company’s term loans and $66.7 million of letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016. The maturity dates of the extended term loans and letter of credit deposits will accelerate to October 31, 2014 if any of the Company’s senior fixed rate notes due 2015 or senior floating rate notes due 2015 remain outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 mature on February 1, 2015.
The term loans extended include (i) $858.1 million of U.S. dollar denominated term loans borrowed by the Company; (ii) ¥5,150.9 million of yen denominated term loans borrowed by the Company; (iii) $75.4 million of U.S. dollar denominated term loans borrowed by a Canadian subsidiary of the Company; (iv) €30.4 million of Euro denominated term loans borrowed by an Irish subsidiary of the Company; (v) £82.3 million of sterling denominated term loans borrowed by a U.K. subsidiary of the Company; and (vi) €46.1 million of Euro denominated term loans borrowed by German subsidiaries of the Company. From and after the effective date of the Amendment Agreement, (A) the Eurocurrency rate margin and letter of credit fees with respect to the extended U.S. dollar denominated and Euro denominated term loans and letter of credit deposits increased 1.375% to 3.25%, (B) the margin on extended U.S. dollar denominated base rate term loans increased 1.375% to 2.25% and (C) the margins on extended yen denominated term loans and sterling denominated term loans increased 1.375% to 3.375%. The maturity date, interest margins and letter of credit fees for lenders not extending their loans or letters of credit deposits remain unchanged. Consenting lenders received a one-time amendment fee of approximately $3.2 million in the aggregate on their total loan commitments. For the three and six months ended March 30, 2012, approximately $7.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income. Approximately $4.5 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners.
The Company’s 5.00% senior notes, contractually due in June 2012, have been classified as noncurrent in the accompanying condensed consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

borrowings under the senior secured credit agreement.

(8)	DERIVATIVE INSTRUMENTS:
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
Cash Flow Hedges
The Company has entered into $1.0 billion and ¥5.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate term loan borrowings and floating rate notes. During the six months ended March 30, 2012, $2.3 billion of interest rate swap agreements matured. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of March 30, 2012 and September 30, 2011, approximately ($27.0) million and ($56.3) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the six months ended March 30, 2012 and April 1, 2011 was immaterial.
The Company previously entered into a $169.6 million amortizing cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. In March 2012, the cross currency swap was amended to match the terms of the Canadian subsidiary's debt that was impacted by the Amendment Agreement. A portion of the swap was amended and extended to match the terms related to its variable rate debt denominated in U.S. dollars that was extended under the Amendment Agreement. The Company has designated the swaps as cash flow hedges. During the six months ended March 30, 2012 and April 1, 2011, approximately ($2.8) million and ($5.2) million of unrealized net of tax losses related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $7.3 million and $7.1 million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the six months ended March 30, 2012 and April 1, 2011, respectively. As of March 30, 2012 and September 30, 2011, unrealized net of tax losses of approximately ($6.1) million and ($10.6) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. As a result of amending the cross currency swap, the hedge ineffectiveness was approximately $3.0 million, which is recorded in "Interest and Other Financing Costs, net". The Company expects the hedge to be highly effective in future periods. The hedge ineffectiveness for this cash flow hedging instrument during the six months ended April 1, 2011 was immaterial.
The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of March 30, 2012, the Company has contracts for approximately 112,000 MMBtu’s outstanding for fiscal 2012 that are designated as cash flow hedging instruments. As of March 30, 2012 and September 30, 2011, approximately ($0.2) million and ($0.1) million of unrealized net of tax losses, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for the six months ended March 30, 2012 and April 1, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Interest rate swap agreements	$13,225	$17,960
Cross currency swap agreements	1,752	1,460
Natural gas hedge agreements	9	—
Gasoline and diesel fuel agreements	—	997
	$14,986	$20,417
	Six Months Ended March 30, 2012	Six Months Ended April 1, 2011
Interest rate swap agreements	$29,301	$38,867
Cross currency swap agreements	4,478	1,861
Natural gas hedge agreements	(61)	92
Gasoline and diesel fuel agreements	—	1,489
	$33,718	$42,309
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of March 30, 2012, the Company has contracts for approximately 3.7 million gallons outstanding for fiscal 2012 and fiscal 2013. During the six months ended March 30, 2012, the Company entered into contracts totaling approximately 1.6 million gallons. Prior to October 1, 2011, these contracts met the required criteria to be designated as cash flow hedging instruments; therefore, changes in the fair value of these contracts were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Beginning in first quarter of fiscal 2012, the Company elected to de-designate its gasoline and diesel fuel agreements for accounting purposes. As a result, on a prospective basis, changes in the fair value of these contracts will be recorded in earnings. Amounts previously recorded in accumulated other comprehensive income (loss) will continue to be reclassified into earnings as the underlying item affects earnings. During the six months ended March 30, 2012, the Company recorded a pretax gain of $1.3 million in the Condensed Consolidated Statement of Income for the change in the fair value of these agreements. As of March 30, 2012 and September 30, 2011, unrealized net of tax losses of approximately ($0.6) million and ($1.1) million were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for the six months ended April 1, 2011 was immaterial.
As of March 30, 2012, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €56.6 million, £7.0 million and CAD25.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value of the Company’s derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 30, 2012	September 30, 2011
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	$—	$2,856
Gasoline and diesel fuel agreements	Prepayments	225	—
Total derivatives		$225	$2,856

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$288	$187
Gasoline and diesel fuel agreements	Accounts Payable	—	1,894
Interest rate swap agreements	Accrued Expenses	227	49,349
Interest rate swap agreements	Other Noncurrent Liabilities	44,350	44,054
Cross currency swap agreements	Other Noncurrent Liabilities	42,077	35,551
		86,942	131,035

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	85	—
		$87,027	$131,035
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

	Account	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Interest rate swap agreements	Interest Expense	$26,620	$30,829
Cross currency swap agreements	Interest Expense	1,817	2,234
Natural gas hedge agreements	Cost of services provided	59	—
Gasoline and diesel fuel agreements	Cost of services provided	—	(448)
		$28,496	$32,615
	Account	Six Months Ended March 30, 2012	Six Months Ended April 1, 2011
Interest rate swap agreements	Interest Expense	$55,458	$58,430
Cross currency swap agreements	Interest Expense	3,930	4,418
Natural gas hedge agreements	Cost of services provided	129	158
Gasoline and diesel fuel agreements	Cost of services provided	—	(369)
		$59,517	$62,637
At March 30, 2012, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $19.1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

	Account	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Gasoline and diesel fuel agreements	Cost of services provided	$(466)	$—
Foreign currency forward exchange contracts	Interest Expense	2,522	(6,016)
		$2,056	$(6,016)
	Account	Six Months Ended March 30, 2012	Six Months Ended April 1, 2011
Gasoline and diesel fuel agreements	Cost of services provided	$(1,003)	$—
Foreign currency forward exchange contracts	Interest Expense	1,740	(6,482)
		$737	$(6,482)

(9)	CAPITAL STOCK:
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Share Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of March 30, 2012 and September 30, 2011 was $169.3 million and $158.1 million, which is based on approximately 11.7 million and 12.4 million shares of common stock of the Parent Company valued at $14.45 and $12.73 per share, respectively. The fair value of the common stock subject to repurchase is calculated using discounted cash flow techniques and comparable public company trading multiples. Inputs used in the discounted cash flow analysis include the weighted average cost of capital, long-term revenue growth rates, long-term EBIT margins and residual growth rates. Inputs used in the comparable public company trading multiples include the last-twelve-months' EBITDA multiple, forward EBITDA multiples and control premium. During the six months ended March 30, 2012 and April 1, 2011, approximately $27.7 million and $19.7 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s condensed consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement, the indenture governing the 8.50% senior notes due 2015, the indenture governing the senior floating rate notes due 2015 and the indenture governing the notes issued by the Parent Company contain limitations on the amount the Company can expend for such share repurchases.

(10)	SHARE-BASED COMPENSATION:
During the three months and six months ended March 30, 2012, share-based compensation expense was approximately $5.7 million, before taxes of $2.2 million, and approximately $11.6 million, before taxes of $4.5 million, respectively. During the three and six months ended April 1, 2011, share-based compensation expense was approximately $3.0 million, before taxes of $1.2 million, and approximately $6.4 million, before taxes of $2.5 million, respectively.
Stock Options
Time-Based Options
The compensation cost charged to expense during the three and six months ended March 30, 2012 for Time-Based Options was approximately $2.0 million and $4.1 million, respectively. The compensation cost charged to expense during the three and six months ended April 1, 2011 for Time-Based Options was approximately $2.6 million and $6.0 million, respectively. As of March 30, 2012, there was approximately $19.0 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 2.86 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at September 30, 2011	15,982	$8.73
Granted	1,914	$13.84
Exercised	(1,126)	$7.66
Forfeited and expired	(570)	$11.26
Outstanding at March 30, 2012	16,200	$10.24
Performance-Based Options
Approximately $2.5 million and $5.6 million was charged to expense during the three and six months ended March 30, 2012 for Performance-Based Options, respectively. During the three and six months ended April 1, 2011, $0 was charged to expense for Performance-Based Options. As of March 30, 2012, there was approximately $4.6 million of unrecognized compensation expense related to nonvested Performance-Based Options, which is expected to be recognized over a weighted-average period of approximately 1 year.
A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at September 30, 2011	16,051	$8.73
Granted	1,914	$13.84
Exercised	(498)	$7.15
Forfeited and expired	(1,354)	$9.25
Outstanding at March 30, 2012	16,113	$9.35
Installment Stock Purchase Opportunities (“ISPOs”)
The Company recorded approximately $0.1 million and $0.3 million of compensation expense related to these awards during the three and six months ended March 30, 2012, respectively. As of March 30, 2012, there was approximately $1.6 million of unrecognized compensation expense related to nonvested ISPOs, which is expected to be recognized over a weighted-average period of approximately 3.80 years. During the six months ended March 30, 2012, the Company granted 300,000 ISPOs at a weighted-average exercise price of $14.01.
Seamless Unit Options
The Company recognized compensation expense of approximately $0.6 million and $1.1 million for Seamless unit options during the three and six months ended March 30, 2012, respectively. During the six months ended March 30, 2012, Seamless granted approximately 2.2 million unit options.
Deferred Stock Units
The Company granted 31,140 deferred stock units during the six months ended March 30, 2012. The compensation cost charged to expense during the three and six months ended March 30, 2012 for deferred stock units was approximately $0.5 million in each period. The Company granted 28,480 deferred stock units during the six months ended April 1, 2011. The compensation cost charged to expense during the three and six months ended April 1, 2011 for deferred stock units was approximately $0.4 million in each period.
(11) ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount of the facility is $250 million, which expires in January 2013. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. At March 30, 2012 and September 30, 2011, the amount of outstanding borrowings under the Receivables Facility was $223.9 million and $225.9 million and is included in “Long-Term Borrowings”, respectively. The Receivables Facility has been classified as noncurrent in the accompanying condensed consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the senior secured credit agreement or through refinancing of the Receivables Facility.

(12)	EQUITY INVESTMENTS:
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $254.3 million and $269.7 million at March 30, 2012 and September 30, 2011, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$475,894	$429,942
Gross profit	51,695	52,127
Net income	6,763	9,066
	Six Months Ended	Six Months Ended
	March 30, 2012	April 1, 2011
Sales	$960,096	$867,389
Gross profit	110,339	109,750
Net income	17,595	20,728
ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $2.3 million and $6.7 million for the three and six months ended March 30, 2012, respectively. ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $3.5 million and $9.1 million for the three and six months ended April 1, 2011, respectively.

(13)	BUSINESS SEGMENTS:
Sales and operating income by reportable segment follow (in thousands):

	Three Months Ended	Three Months Ended
Sales	March 30, 2012	April 1, 2011
Food and Support Services—North America	$2,336,609	$2,212,307
Food and Support Services—International	671,679	677,280
Uniform and Career Apparel	337,272	330,673
	$3,345,560	$3,220,260

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended	Three Months Ended
Operating Income	March 30, 2012	April 1, 2011
Food and Support Services—North America	$101,074	$88,465
Food and Support Services—International	22,289	19,875
Uniform and Career Apparel	23,543	25,157
	146,906	133,497
Corporate	(13,192)	(11,229)
Operating Income	133,714	122,268
Interest and other financing costs, net	(118,533)	(92,765)
Income from Continuing Operations Before Income Taxes	$15,181	$29,503

	Six Months Ended	Six Months Ended
Sales	March 30, 2012	April 1, 2011
Food and Support Services—North America	$4,733,857	$4,480,343
Food and Support Services—International	1,356,518	1,349,716
Uniform and Career Apparel	677,797	674,707
	$6,768,172	$6,504,766

	Six Months Ended	Six Months Ended
Operating Income	March 30, 2012	April 1, 2011
Food and Support Services—North America	$227,319	$216,836
Food and Support Services—International	42,843	32,455
Uniform and Career Apparel	56,585	59,686
	326,747	308,977
Corporate	(26,157)	(22,867)
Operating Income	300,590	286,110
Interest and other financing costs, net	(227,347)	(201,911)
Income from Continuing Operations Before Income Taxes	$73,243	$84,199
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
Food and Support Services—North America operating income for the six months ended March 30, 2012 includes planned transition and integration costs of $4.3 million related to the Filterfresh acquisition and a favorable risk insurance adjustment of $1.7 million related to favorable claims experience. Food and Support Services—North America operating income for the six months ended April 1, 2011 includes other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in the Sports & Entertainment sector, severance related expenses of $2.6 million and a favorable risk insurance adjustment of $0.9 million related to favorable claims experience.
Food and Support Services—International operating income for the three and six months ended March 30, 2012 includes a favorable adjustment of $1.5 million related to a non-income tax settlement in the U.K. in both periods and $0.4 million and $1.7 million of severance related expenses, respectively. Food and Support Services—International operating income for the three and six months ended April 1, 2011 includes a gain of $6.4 million related to the divestiture of the Company’s 67% ownership interest in the security business of its Chilean subsidiary (see Note 3) in both periods, favorable non-income tax settlements in the U.K. of $5.3 million in both periods, a goodwill and other intangible assets impairment charge of $5.3 million related to our India operations in both periods and severance related expenses of $2.9 million and $9.7 million,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

respectively.
Uniform and Career Apparel operating income for the six months ended March 30, 2012 includes a favorable risk insurance adjustment of $5.7 million related to favorable claims experience and severance related expenses of $4.0 million. Uniform and Career Apparel operating income for the three and six months ended April 1, 2011 includes a gain of $2.6 million related to a property settlement of an eminent domain claim. Uniform and Career Apparel operating income for the six months ended April 1, 2011 also includes a risk insurance adjustment of $4.8 million related to favorable claims experience and severance related expenses of $1.3 million.
Corporate expenses include share-based compensation expense (see Note 10). Corporate expenses for the six months ended April 1, 2011 include severance related expenses of $1.0 million.
Interest and Other Financing Costs, net, for the three and six months of fiscal 2012 includes $10.5 million in both periods of third-party costs related to the amendment of the senior secured credit agreement that extended the maturity date of $1,231.6 million of the Company's outstanding term loans (see Note 7) and the amendment of the Company's Canadian subsidiary cross currency swap. Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2011 includes interest income of approximately $14.1 million in both periods related to favorable non-income tax settlements in the U.K.

(14)	NEW ACCOUNTING STANDARD UPDATES:
In January 2010, the FASB issued an accounting standard update that requires new disclosures about recurring and non-recurring fair value measurements. The new disclosures include significant transfers into and out of level 1 and 2 measurements and changes the current disclosure requirement of level 3 measurement activity from a net basis to a gross basis. The standard also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures were effective for ARAMARK in fiscal 2010, except for the revised disclosures about level 3 measurement activity, which became effective for ARAMARK in the first quarter of fiscal 2012 (see Note 16).

In May 2011, the FASB issued an accounting standard update that is intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The new standard does not extend the use of fair value but rather provides clarification of existing guidance and additional disclosures. The Company adopted this guidance prospectively beginning in the second quarter of fiscal 2012. The standard update has resulted in expanded disclosures, specifically regarding level 3 fair value measurements (see Note 9 and Note 16).
In September 2011, the FASB issued an accounting standard update that simplifies how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The update does not address impairment testing of the indefinite-lived intangibles. The guidance is effective for the Company beginning in fiscal 2013; however, early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

disclosures regarding the instruments impact on a company’s financial position. The guidance is effective for the Company beginning in the first quarter of fiscal 2014. The Company is currently evaluating the impact of this pronouncement.

(15)	COMMITMENTS AND CONTINGENCIES:
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $97.0 million at March 30, 2012 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at March 30, 2012.
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
The Company has been informed that an Illinois state civil action has been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleges, among other things, that the subsidiary has not complied with the requirement to contract with minority owned and women owned businesses in connection with its contracts with Cook County and seeks monetary damages. The Company has accrued its best estimate of this potential liability as of March 30, 2012.
 (16) FAIR VALUE OF ASSETS AND LIABILITIES:
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments, that are subject to master netting agreements, on a net basis by counterparty portfolio. The fair value of the Company’s debt at March 30, 2012 and September 30, 2011 was $5,833.5 million and $5,505.7 million, respectively. The carrying value of the Company’s debt at March 30, 2012 and September 30, 2011 was $5,816.6 million and $5,637.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
At March 30, 2012 and September 30, 2011, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 30, 2012				September 30, 2011
	Level 1	Level 2	Level 3	Total	Total
Assets:
Foreign currency forward exchange contracts	$—	$—	$—	$—	$2,856
Gasoline and diesel fuel agreements	—	225	—	225	—
Total assets measured at fair value on a recurring basis	$—	$225	$—	$225	$2,856

Liabilities:
Interest rate swap agreements	$—	$44,577	$—	$44,577	$93,403
Cross currency swap agreements	—	42,077	—	42,077	35,551
Natural gas hedge agreements	—	288	—	288	187
Gasoline and diesel fuel agreements	—	—	—	—	1,894
Foreign currency forward exchange contracts	—	85	—	85	—
Total liabilities measured at fair value on a recurring basis	$—	$87,027	$—	$87,027	$131,035
Common Stock Subject to Repurchase	$—	$—	$169,328	$169,328	$158,061
The following table presents the changes in financial instruments for which level 3 inputs were significant to their valuation for the six months ended March 30, 2012 (in thousands):

Common Stock Subject to Repurchase
Balance at September 30, 2011	$158,061
Issuances of Parent Company common stock	806
Repurchases of Parent Company common stock	(9,746)
Change in fair market value of Parent Company common stock	20,207
Balance at March 30, 2012	$169,328

(17)	ARAMARK HOLDINGS CORPORATION (PARENT COMPANY):
ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 214.0 million common shares issued and approximately 203.2 million common shares outstanding as of March 30, 2012.
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
At March 30, 2012, ARAMARK Holdings Corporation had long-term borrowings of $595.0 million, net of discount, interest payable of $21.2 million and unamortized deferred financing costs on the Parent Company Notes of $12.2 million. For the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

three and six months ended March 30, 2012, ARAMARK Holdings Corporation recorded Interest and Other Financing Costs, net, of $13.7 million and $27.4 million, respectively. In November 2011, the Company distributed approximately $27.7 million to the Parent Company as an advance which was used to pay the interest on the Parent Company Notes. During the first quarter of fiscal 2012, the advance was reduced by approximately $14.9 million, reflecting a non-cash reduction in the Company’s income taxes payable due to the tax benefit attributable to the interest on the Parent Company Notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 30, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$22.5	$38.7	$39.7	$—	$100.9
Receivables	2.8	271.7	1,077.3	—	1,351.8
Inventories, at lower of cost or market	15.9	388.3	83.1	—	487.3
Prepayments and other current assets	5.2	121.6	88.8	—	215.6
Assets held for sale	—	2.8	—	—	2.8
Total current assets	46.4	823.1	1,288.9	—	2,158.4

Property and Equipment, net	37.1	763.2	227.6	—	1,027.9
Goodwill	173.0	3,766.3	772.9	—	4,712.2
Investment in and Advances to Subsidiaries	6,857.7	460.6	189.7	(7,508.0)	—
Other Intangible Assets	46.7	1,371.1	286.4	—	1,704.2
Other Assets	69.3	558.6	343.7	(2.0)	969.6
	$7,230.2	$7,742.9	$3,109.2	$(7,510.0)	$10,572.3
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.7	$11.4	$47.0	$—	$59.1
Accounts payable	138.9	306.2	311.0	—	756.1
Accrued expenses and other liabilities	139.8	676.3	250.9	0.1	1,067.1
Total current liabilities	279.4	993.9	608.9	0.1	1,882.3
Long-term Borrowings	4,948.5	33.9	775.2	—	5,757.6
Deferred Income Taxes and Other Noncurrent Liabilities	333.8	678.6	218.5	—	1,230.9
Intercompany Payable	—	5,628.0	1,080.2	(6,708.2)	—
Common Stock Subject to Repurchase	169.3	—	—	—	169.3
Total Equity	1,499.2	408.5	426.4	(801.9)	1,532.2
	$7,230.2	$7,742.9	$3,109.2	$(7,510.0)	$10,572.3

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the three months ended March 30, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$253.6	$2,013.2	$1,078.8	$—	$3,345.6
Costs and Expenses:
Cost of services provided	236.6	1,803.4	988.7	—	3,028.7
Depreciation and amortization	4.7	94.9	32.1	—	131.7
Selling and general corporate expenses	14.9	30.1	6.5	—	51.5
Interest and other financing costs	108.2	(0.2)	10.5	—	118.5
Expense allocations	(102.4)	96.5	5.9	—	—
	262.0	2,024.7	1,043.7	—	3,330.4
Income (Loss) from Continuing Operations before Income Taxes	(8.4)	(11.5)	35.1	—	15.2
Provision (Benefit) for Income Taxes	(2.5)	(7.9)	14.6	—	4.2
Equity in Net Income of Subsidiaries	16.9	—	—	(16.9)	—
Income (loss) from Continuing Operations	11.0	(3.6)	20.5	(16.9)	11.0
Income from Discontinued Operations, net of tax	—	—	—	—	—
Net income (loss)	11.0	(3.6)	20.5	(16.9)	11.0
Less: Net income attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income (loss) attributable to ARAMARK shareholder	$11.0	$(3.6)	$19.4	$(16.9)	$9.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the six months ended March 30, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$510.3	$4,093.0	$2,164.9	$—	$6,768.2
Costs and Expenses:
Cost of services provided	480.7	3,634.3	1,989.4	—	6,104.4
Depreciation and amortization	9.6	189.2	64.8	—	263.6
Selling and general corporate expenses	28.9	57.8	12.9	—	99.6
Interest and other financing costs	208.3	(0.2)	19.2	—	227.3
Expense allocations	(198.1)	186.3	11.8	—	—
	529.4	4,067.4	2,098.1	—	6,694.9
Income (Loss) from Continuing Operations before Income Taxes	(19.1)	25.6	66.8	—	73.3
Provision (Benefit) for Income Taxes	(6.0)	8.1	21.1	—	23.2
Equity in Net Income of Subsidiaries	63.5	—	—	(63.5)	—
Income from Continuing Operations	50.4	17.5	45.7	(63.5)	50.1
Income from Discontinued Operations, net of tax	—	0.3	—	—	0.3
Net income	50.4	17.8	45.7	(63.5)	50.4
Less: Net income attributable to noncontrolling interest	—	—	1.8	—	1.8
Net income attributable to ARAMARK shareholder	$50.4	$17.8	$43.9	$(63.5)	$48.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the three months ended April 1, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$246.3	$1,971.3	$1,002.7	$—	$3,220.3
Costs and Expenses:
Cost of services provided	234.2	1,763.4	927.5	—	2,925.1
Depreciation and amortization	5.0	95.8	26.5	—	127.3
Selling and general corporate expenses	12.3	27.3	6.0	—	45.6
Interest and other financing costs	100.2	—	(7.4)	—	92.8
Expense allocations	(98.8)	92.3	6.5	—	—
	252.9	1,978.8	959.1	—	3,190.8
Income (loss) from Continuing Operations before Income Taxes	(6.6)	(7.5)	43.6	—	29.5
Provision (benefit) for Income Taxes	(2.0)	(4.7)	16.2	—	9.5
Equity in Net Income of Subsidiaries	25.0	—	—	(25.0)	—
Income (loss) from Continuing Operations	20.4	(2.8)	27.4	(25.0)	20.0
Income from Discontinued Operations, net of tax	—	0.4	—	—	0.4
Net income (loss)	$20.4	$(2.4)	$27.4	$(25.0)	$20.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the six months ended April 1, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$501.2	$4,031.5	$1,972.1	$—	$6,504.8
Costs and Expenses:
Cost of services provided	466.6	3,577.3	1,830.5	—	5,874.4
Depreciation and amortization	10.1	191.6	52.1	—	253.8
Selling and general corporate expenses	25.7	53.3	11.5	—	90.5
Interest and other financing costs	201.7	0.2	—	—	201.9
Expense allocations	(199.2)	188.3	10.9	—	—
	504.9	4,010.7	1,905.0	—	6,420.6
Income (loss) from Continuing Operations before Income Taxes	(3.7)	20.8	67.1	—	84.2
Provision (benefit) for Income Taxes	(1.1)	5.4	21.4	—	25.7
Equity in Net Income of Subsidiaries	61.4	—	—	(61.4)	—
Income from Continuing Operations	58.8	15.4	45.7	(61.4)	58.5
Income from Discontinued Operations, net of tax	—	0.3	—	—	0.3
Net income	$58.8	$15.7	$45.7	$(61.4)	$58.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 30, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$7.1	$16.4	$36.7	$(2.9)	$57.3
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(5.7)	(97.0)	(47.1)	—	(149.8)
Disposals of property and equipment	0.9	1.8	1.9	—	4.6
Proceeds from divestiture	—	0.3	4.2	—	4.5
Acquisitions of businesses, net of cash acquired	—	(138.6)	(11.8)	—	(150.4)
Other investing activities	0.4	(0.5)	0.7	—	0.6
Net cash used in investing activities	(4.4)	(234.0)	(52.1)	—	(290.5)
Cash flows from financing activities:
Proceeds from long-term borrowings	117.0	(0.3)	70.6	—	187.3
Payments of long-term borrowings	(0.3)	(5.9)	(11.6)	—	(17.8)
Net change in funding under the Receivables Facility	—	—	(2.0)	—	(2.0)
Advance to Parent Company	(27.7)	—	—	—	(27.7)
Proceeds from issuance of Parent Company common stock	5.2	—	—	—	5.2
Repurchase of Parent Company common stock	(12.5)	—	—	—	(12.5)
Other financing activities	(8.5)	(2.7)	(0.5)	—	(11.7)
Change in intercompany, net	(190.8)	233.0	(45.1)	2.9	—
Net cash provided by (used in) financing activities	(117.6)	224.1	11.4	2.9	120.8
Increase (decrease) in cash and cash equivalents	(114.9)	6.5	(4.0)	—	(112.4)
Cash and cash equivalents, beginning of period	137.4	32.2	43.7	—	213.3
Cash and cash equivalents, end of period	$22.5	$38.7	$39.7	$—	$100.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended April 1, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$27.0	$69.8	$(200.4)	$(21.9)	$(125.5)
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(5.0)	(95.0)	(29.3)	—	(129.3)
Disposals of property and equipment	0.3	5.2	3.5	—	9.0
Proceeds from divestitures	—	—	10.0	—	10.0
Acquisitions of businesses, net of cash acquired	—	(155.5)	—	—	(155.5)
Other investing activities	0.9	11.0	(5.4)	—	6.5
Net cash used in investing activities	(3.8)	(234.3)	(21.2)	—	(259.3)
Cash flows from financing activities:
Proceeds from long-term borrowings	73.8	—	21.4	—	95.2
Payments of long-term borrowings	(5.4)	(6.8)	(6.2)	—	(18.4)
Net change in funding under the Receivables Facility	—	—	245.7	—	245.7
Proceeds from issuance of Parent Company common stock	2.3	—	—	—	2.3
Repurchase of Parent Company common stock	(9.4)	—	—	—	(9.4)
Other financing activities	0.1	(2.4)	—	—	(2.3)
Change in intercompany, net	(151.3)	167.7	(38.3)	21.9	—
Net cash provided by (used in) financing activities	(89.9)	158.5	222.6	21.9	313.1
Increase (decrease) in cash and cash equivalents	(66.7)	(6.0)	1.0	—	(71.7)
Cash and cash equivalents, beginning of period	79.4	33.0	48.5	—	160.9
Cash and cash equivalents, end of period	12.7	27.0	49.5	—	89.2
Less: Cash and cash equivalents included in assets held for sale	—	0.4	—	—	0.4
Cash and cash equivalents, end of period	$12.7	$26.6	$49.5	$—	$88.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 30, 2012 and April 1, 2011 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
ARAMARK Corporation (the “Company” or “ARAMARK”) was acquired on January 26, 2007 through a merger transaction with RMK Acquisition Corporation, a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”), Joseph Neubauer, Chairman and former Chief Executive Officer of ARAMARK, and certain other members of the Company’s management. The acquisition was accomplished through the merger of RMK Acquisition Corporation with and into ARAMARK Corporation with ARAMARK Corporation being the surviving company (the “Transaction”).
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
RESULTS OF OPERATIONS
The following tables present our sales and operating income from continuing operations, and related percentages, attributable to each operating segment, for the three and six months ended March 30, 2012 and April 1, 2011 (dollars in millions).

	Three Months Ended				Six Months Ended
	March 30, 2012		April 1, 2011		March 30, 2012		April 1, 2011
Sales by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$2,336.6	70%	$2,212.3	69%	$4,733.9	70%	$4,480.3	69%
Food and Support Services – International	671.7	20%	677.3	21%	1,356.5	20%	1,349.7	21%
Uniform and Career Apparel	337.3	10%	330.7	10%	677.8	10%	674.7	10%
	$3,345.6	100%	$3,220.3	100%	$6,768.2	100%	$6,504.7	100%

	Three Months Ended				Six Months Ended
	March 30, 2012		April 1, 2011		March 30, 2012		April 1, 2011
Operating Income by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$101.1	76%	$88.4	72%	$227.3	76%	$216.8	76%
Food and Support Services – International	22.3	17%	19.9	16%	42.9	14%	32.5	11%
Uniform and Career Apparel	23.5	17%	25.2	21%	56.5	19%	59.7	21%
	146.9	110%	133.5	109%	326.7	109%	309.0	108%
Corporate	(13.2)	-10%	(11.2)	-9%	(26.1)	-9%	(22.9)	-8%
	$133.7	100%	$122.3	100%	$300.6	100%	$286.1	100%
Consolidated Overview
Sales of $3.3 billion for the second quarter of fiscal 2012 and $6.8 billion for the six month period represented an increase of 4% over both the prior year periods. This increase is primarily attributable to growth in the Higher Education business and the Sports & Entertainment and Healthcare sectors of the Food and Support Services—North America segment and growth in Ireland, Germany, Spain, Chile and Argentina in our Food and Support Services—International segment and the impact of acquisitions (approximately 1% in both periods). This increase was partially offset by the sales decline in the U.K. in our Food and Support Services—International segment.
Operating income was $133.7 million and $300.6 million for the three and six month periods of fiscal 2012 compared to $122.3 million and $286.1 million in the prior year period, respectively. This increase is primarily attributable to profit growth in our Higher Education business, our Healthcare sector and in Chile and Germany. The six month period of fiscal 2012 also includes a favorable risk insurance adjustment of $7.4 million related to favorable claims experience, of which $5.7 million relates to our uniform rental business, planned transition and integration costs of $4.3 million related to the Filterfresh acquisition and severance related charges of $5.7 million in the Uniform and Career Apparel segment and Food and Support Services—International segment. The second quarter of fiscal 2011 includes a gain on the sale of the Company's 67% ownership interest in the security business of its Chilean subsidiary, favorable non-income tax settlements in the U.K., a goodwill and other intangible assets impairment charge and severance related charges, which result in an increase of operating income in the quarter of approximately $1.9 million. The six month period of fiscal 2011 includes the items mentioned above and other income related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector and a favorable risk insurance adjustment, which result in an increase of operating income for the six month period of approximately $5.3 million.

Interest and other financing costs, net, for the three and six month periods of fiscal 2012 increased approximately $25.8 million and $25.4 million from the prior year periods, respectively, primarily due to the $7.5 million of third-party costs incurred related to the March 2012 amendment that extended the U.S. dollar equivalent of approximately $1,231.6 million of the Company's term loans and the approximately $3.0 million of hedge ineffectiveness incurred related to the Company's amendment of its cross currency swaps. In addition, the Company recorded in the second quarter of fiscal 2011 interest income related to $14.1 million of favorable non-income tax settlements in the U.K. The effective income tax rate for the second quarter of fiscal 2012 was 27.9% compared to 32.2% in the prior year period. The effective income tax rate for the six months of fiscal 2012 was 31.6% compared to 30.6% in the prior year period. The change in both periods principally reflects the relative mix and amount of U.S. and non-U.S. income or loss and the impact of tax credits relative to pretax amounts.
Income from continuing operations for the three and six month periods of fiscal 2012 was $11.0 million and $50.1 million, respectively, compared to $20.0 million and $58.4 million in the prior year periods, respectively. Income from discontinued operations, net of tax, for the three and six month periods of fiscal 2012 was $0 and $0.3 million, respectively, as compared to $0.4 million and $0.3 million in the prior year periods, respectively. Net income attributable to noncontrolling interest for the three and six month periods of fiscal 2012 was $1.1 million and $1.8 million, respectively.
Segment Results
The following tables present a fiscal 2012/2011 comparison of segment sales and operating income from continuing operations together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Six Months Ended
Sales by Segment	March 30, 2012	April 1, 2011	Change		March 30, 2012	April 1, 2011	Change
			$	%			$	%
Food and Support Services – North America	$2,336.6	$2,212.3	$124.3	6%	$4,733.9	$4,480.3	$253.6	6%
Food and Support Services – International	671.7	677.3	(5.6)	-1%	1,356.5	1,349.7	6.8	1%
Uniform and Career Apparel	337.3	330.7	6.6	2%	677.8	674.7	3.1	0%
	$3,345.6	$3,220.3	$125.3	4%	$6,768.2	$6,504.7	$263.5	4%
	Three Months Ended				Six Months Ended
Operating Income by Segment	March 30, 2012	April 1, 2011	Change		March 30, 2012	April 1, 2011	Change
			$	%			$	%
Food and Support Services – North America	$101.1	$88.4	$12.7	14%	$227.3	$216.8	$10.5	5%
Food and Support Services – International	22.3	19.9	2.4	12%	42.9	32.5	10.4	32%
Uniform and Career Apparel	23.5	25.2	(1.7)	-7%	56.5	59.7	(3.2)	-5%
Corporate	(13.2)	(11.2)	(2.0)	18%	(26.1)	(22.9)	(3.2)	14%
	$133.7	$122.3	$11.4	9%	$300.6	$286.1	$14.5	5%

Food and Support Services—North America Segment
Food and Support Services—North America segment sales for the three and six month periods of fiscal 2012 increased 6% over both the prior year periods, primarily due to growth in the Higher Education business and the Sports & Entertainment and Healthcare sectors and the positive impact of acquisitions (approximately 3% in both periods). The Business & Industry sector had mid-single digit sales growth for the second quarter and high-single digit sales growth for the six month period of fiscal 2012 primarily due to base business growth in our food and facilities services businesses and the Filterfresh acquisition. The Education sector had mid-single digit sales growth for the second quarter and for the six month period of fiscal 2012, due to base and net new business growth in our Higher Education food and facilities services businesses. The Healthcare sector had high-single digit sales growth for the second quarter and for the six month period of fiscal 2012 primarily due to base business growth and the acquisition of Masterplan within the healthcare technologies business. The Sports & Entertainment sector had mid-single digit sales growth for the second quarter and low-single digit sales growth for the six month period of fiscal 2012 primarily related to growth in our National Hockey League venues.
Operating income for the second quarter of fiscal 2012 was $101.1 million compared to $88.4 million in the prior year period primarily due to the profit growth in our Higher Education business and Healthcare sector. Operating income for the six month period of fiscal 2012 was $227.3 million compared to $216.8 million in the prior year period as profit growth in our Higher Education business and Healthcare sector more than offset planned transition and integration costs of $4.3 million related to the Filterfresh acquisition and the other income recognized in the first quarter of fiscal 2011 of $7.8 million related to a compensation agreement signed with the NPS under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.
Food and Support Services—International Segment
Sales in the Food and Support Services—International segment for the three month period of fiscal 2012 decreased 1% compared to the prior year period as growth in Ireland, Germany, Spain, Argentina, Chile and China was more than offset by the negative impact of foreign currency translation (approximately -3%), divestitures (approximately -2%) and the sales decline in U.K. Sales in the Food and Support Services—International segment for the six month period of fiscal 2012 increased 1% compared to the prior year period as growth in Ireland, Germany, China, Chile and Argentina more than offset the negative impact of foreign currency translation (approximately -2%) and divestitures (approximately -2%) and the sales decline in U.K.

Operating income for the second quarter of fiscal 2012 was $22.3 million compared to $19.9 million in the prior year period. This increase is primarily attributable to profit growth in Spain, Germany and Chile and a favorable adjustment of $1.5 million related to a non-income tax settlement in the U.K., which more than offset the negative impact of foreign currency translation (approximately -3%) and the profit decline in the U.K. and our equity method investee in Japan. Operating income for the six month period of fiscal 2012 was $42.9 million compared to $32.5 million in the prior year period. This increase is primarily attributable to profit growth in Germany, Spain and Chile and a reduction in severance related expenses, which more than offset the profit decline in our equity method investee in Japan. Operating income in the second quarter and six months ended of fiscal 2011 includes a gain of $6.4 million related to the divestiture of the Company’s 67% ownership interest in the security business of its Chilean subsidiary, favorable non-income tax settlements in the U.K. of $5.3 million, a goodwill and other intangible assets impairment charge of $5.3 million related to our India operations and severance related expenses of $2.9 million and $9.7 million, respectively.
Uniform and Career Apparel Segment
Uniform and Career Apparel segment sales increased 2% for the three month period of fiscal 2012 compared to the prior year period, primarily due to an increase in our rental business, and were flat for the six month period of fiscal 2012.
Operating income for the second quarter of fiscal 2012 was $23.5 million compared to $25.2 million in the prior year period. This decrease is due to investments into growing our sales force and higher energy costs in fiscal 2012 and a gain of $2.6 million recorded in the second quarter of fiscal 2011 related to a property settlement of an eminent domain claim. Operating income for the six month period of fiscal 2012 was $56.5 million compared to $59.7 million in the prior year period. Operating income in the six month period of fiscal 2012 includes a favorable risk insurance adjustment of $5.7 million compared to $4.8 million in the prior year period. Operating income for the six month period of fiscal 2012 includes severance related charges of $4.0 million compared to $1.3 million in the prior year period.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $13.2 million for the second quarter of fiscal 2012 compared to $11.2 million for the prior year period. For the six month period of fiscal 2012, corporate expenses were $26.1 million compared to $22.9 million for the prior year period. The increase is mainly due to the increase in share-based compensation expense (see Note 10 to the condensed consolidated financial statements) which more than offset the prior year charges for headcount reductions.

LIQUIDITY AND CAPITAL RESOURCES
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash provided by operating activities was $57.3 million in the six month period of fiscal 2012 compared to cash used in operating activities of $125.5 million in the comparable period of fiscal 2011. The principal components (in millions) of the net change of $182.8 million were:

•	Decrease in the total of net income and noncash charges	$(15.2)
•	Impact of accounting change related to accounts receivable securitization	220.9
•	Increased working capital requirements	(52.2)
•	Other, net	29.3
		$182.8
The net change in cash flows provided by operating activities was driven by the new accounting treatment for the Company’s accounts receivable securitization agreement. On October 2, 2010, the Company adopted new accounting guidance that affected the presentation of its accounts receivables securitization program, through which the Company sells eligible accounts receivables on a revolving basis. As a result of implementing the new guidance, funding under the agreement of $220.9 million on October 2, 2010 was reflected in the Company’s Condensed Consolidated Statement of Cash Flows as a use of cash from the securitization of accounts receivables under net cash used in operating activities and as a source of cash under net cash provided by financing activities. As expected and consistent with historical patterns, working capital was a use of cash for us during the first half of fiscal 2012. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $13.2 million), primarily due to the overall growth in the business and the timing of collections, Inventory (approximately $16.5 million), primarily due to the growth of the business, Accounts Payable (approximately $3.9 million), due to timing of disbursements and Accrued Expenses (approximately $19.3 million) related to estimated income tax payments. The “Other, net” caption reflects adjustments to net income in the current year and prior year periods related to nonoperating gains and losses.
During the first quarter of fiscal 2012, ARAMARK Refreshment Services, LLC, a subsidiary of the Company, acquired all of the outstanding shares of common stock of Van Houtte USA Holdings, Inc. (doing business as “Filterfresh”), a refreshment services company, for approximately $145.2 million. The acquisition was financed with cash on hand and borrowings under the Company’s revolving credit facility. Under the terms of the purchase agreement, if a certain significant customer relationship was not maintained within a specific timeframe, the Company was entitled to a refund of a portion of the purchase price. During the second quarter of 2012, the Company received a refund of approximately $7.4 million related to the termination of such customer relationship. During the second quarter of fiscal 2011, ARAMARK Clinical Technology Services, LLC, a subsidiary of the Company, purchased the common stock of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.2 million (see Note 3 to the condensed consolidated financial statements). Also acquired in the transaction were ReMedPar, an independent provider of sourced and refurbished medical equipment parts. During the second quarter of fiscal 2011, the Company completed the sale of the Company's 67% ownership interest in a security business in its Chilean subsidiary for approximately $10 million in cash and future consideration of approximately $4 million.
During the second quarter of fiscal 2011, the Company received proceeds of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.
On February 29, 2012, the Company entered into Amendment Agreement No. 2 (the “Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, the “Credit Agreement”). The Amendment Agreement extends the maturity date of an aggregate U.S. dollar equivalent of approximately $1,231.6 million of the Company’s term loans and $66.7 million of letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016. The maturity dates of the extended term loans and letter of credit deposits will accelerate to October 31, 2014 if any of the Company’s senior fixed rate notes due 2015 or senior floating rate notes due 2015 remain outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 mature on February 1, 2015. The term loans extended include (i) $858.1 million of U.S. dollar denominated term loans borrowed by the Company; (ii) ¥5,150.9 million of yen denominated term loans borrowed by the Company; (iii) $75.4 million of U.S. dollar denominated term loans borrowed by a Canadian subsidiary of the Company; (iv) €30.4 million of Euro denominated term loans borrowed by an Irish subsidiary of the Company; (v) £82.3 million of sterling denominated term loans borrowed by a U.K. subsidiary of the Company; and (vi) €46.1 million of Euro denominated term loans borrowed by German subsidiaries of the Company. From and after the effective date of the

Amendment Agreement, (A) the Eurocurrency rate margin and letter of credit fees with respect to the extended U.S. dollar denominated and Euro denominated term loans and letter of credit deposits increased 1.375% to 3.25%, (B) the margin on extended U.S. dollar denominated base rate term loans increased 1.375% to 2.25% and (C) the margins on extended yen denominated term loans and sterling denominated term loans increased 1.375% to 3.375%. The maturity date, interest margins and letter of credit fees for lenders not extending their loans or letters of credit deposits remain unchanged. Consenting lenders received a one-time amendment fee of approximately $3.2 million in the aggregate on their total loan commitments. For the three and six months ended March 30, 2012, approximately $7.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income. Approximately $4.5 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners.

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
Management believes that the Company’s cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $448.0 million and $473.4 million at April 27, 2012 and March 30, 2012, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings and other cash needs. We believe we enjoy a strong liquidity position overall and we will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company also monitors its cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.
As of March 30, 2012, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $475.6 million (un-extended) and $2,265.5 million (extended); a yen denominated term loan to the Company in the amount of ¥5,137.3 million (extended); a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $85.9 million (un-extended) and $75.6 million (extended); a Euro denominated term loan to an Irish subsidiary in an amount of €11.3 million (un-extended) and €30.4 million (extended); a sterling denominated term loan to a U.K. subsidiary in an amount of £33.3 million (un-extended) and £82.3 million (extended); and a Euro denominated term loan to German subsidiaries in the amount of €18.3 million (un-extended) and €46.1 million (extended). As of March 30, 2012, there was approximately $497.4 million outstanding in foreign currency borrowings.
Covenant Compliance
The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of March 30, 2012, we were in compliance with these covenants.
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

(dollars in millions)	Three Months Ended March 30, 2012	Three Months Ended December 30, 2011	Three Months Ended September 30, 2011	Three Months Ended July 1, 2011	Twelve Months Ended March 30, 2012
Net income (loss) attributable to ARAMARK shareholder	$9.9	$38.7	$41.8	$(0.5)	$89.9
Interest and other financing costs, net	118.5	108.8	111.1	113.3	451.7
Provision (benefit) for income taxes	4.2	18.9	(13.1)	(3.6)	6.4
Depreciation and amortization	131.7	131.9	128.0	128.7	520.3
EBITDA	264.3	298.3	267.8	237.9	1,068.3
Share-based compensation expense(1)	5.7	5.9	5.5	5.4	22.5
Unusual or non-recurring (gains)/losses(2)	—	—	10.7	—	10.7
Pro forma EBITDA for equity method investees(3)	6.3	8.0	5.0	4.1	23.4
Pro forma EBITDA for certain transactions(4)	—	(0.1)	3.2	3.6	6.7
Seamless North America, LLC EBITDA(5)	(5.3)	(2.9)	(3.9)	(3.6)	(15.7)
Other(6)	1.1	7.5	7.8	3.3	19.7
Adjusted EBITDA	$272.1	$316.7	$296.1	$250.7	$1,135.6

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, Installment Stock Purchase Opportunities and deferred stock unit awards (see Note 10 to the condensed consolidated financial statements).

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

(6)
Other includes certain other miscellaneous items (the three months ended December 30, 2011, September 30, 2011 and July 1, 2011 include approximately $6.7 million, $5.9 million and $2.3 million, respectively, of severance and other related costs incurred by the Company).

Our covenant requirements and actual ratios for the twelve months ended March 30, 2012 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	4.75x	3.22x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.60x

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
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Share Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of March 30, 2012 was $169.3 million, which is based on approximately 12.4 million shares of common stock of the

Parent Company valued at $14.45 per share. The Stockholders Agreement, the senior secured credit agreement, the indenture governing the 8.50% senior notes due 2015, the indenture governing the senior floating rate notes due 2015 and the indenture governing the notes issued by the Parent Company contain limitations on the amount that can be expended for such share repurchases.
The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount of the Receivables Facility is $250 million, which expires in January 2013. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. As of March 30, 2012, approximately $223.9 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility. The Receivables Facility has been classified as noncurrent in the accompanying condensed consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the senior secured credit agreement or through refinancing of the Receivables Facility.
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
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of March 30, 2012 has not materially changed from September 30, 2011 (See Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2011). See Note 8 of the Condensed Consolidated Financial Statements for a discussion of the Company’s derivative instruments and Note 16 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of March 30, 2012.

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

ITEM 5.     OTHER INFORMATION

Third Amended and Restated Management Stock Incentive Plan

On May 7, 2012, the Board of Directors of the Parent Company approved the Third Amended and Restated 2007 Management Stock Incentive Plan (the “Stock Incentive Plan”), which increased the number of shares of the Parent Company reserved for issuance under the Stock Incentive Plan by 2,210,000 to account for equity grants to be made to the Company's new Chief Executive Officer and President. A copy of the Stock Incentive Plan is attached as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

Form of Non Qualified Stock Option Agreement

Stock options granted under the Stock Incentive Plan have been, and will in the future be, awarded pursuant to a Non-Qualified Stock Option Agreement with Parent Company (the “Option Agreement”). On May 7, 2012, the Board of Directors of the Parent Company approved a new form of Option Agreement that eliminates the provision that allows for the vesting of previously unvested performance based stock options in the first three years of the grant if the Sponsors achieve a return of 200% of their initial investment. Instead, the Option Agreement provides for catch up vesting of previously unvested performance based stock options if the Sponsors achieve an internal rate of return of 15% or more at any time during the term of the stock option. A copy of the Option Agreement is attached as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

Form of Non Qualified Installment Stock Purchase Opportunity Agreement

Installment stock purchase opportunities (“ISPOs”) granted under the Stock Incentive Plan have been, and will in the future be, awarded pursuant to a Non-Qualified Installment Stock Purchase Opportunity Agreement with the Parent Company (the “ISPO Agreement”). On May 7, 2012, the Board of Directors of the Parent Company approved a new form of ISPO Agreement that requires a grantee who exercises his or her ISPO to wait six months before exercising the put for shares acquired upon such ISPO exercise under the Parent Company's Stockholders Agreement. A copy of the ISPO Agreement is attached as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

Election of CEO and President; Compensation Arrangements for CEO and President; Resignation of Current CEO

On May 8, 2012, the Company announced that Eric Foss has been elected Chief Executive Officer and President of the Company, effective May 7, 2012, and, in connection with his election, has been elected as a member of the Board of Directors of the Parent Company and the Company, effective May 7, 2012. Joseph Neubauer, who was until May 7, 2012, Chairman of the Board of Directors and Chief Executive Officer, stepped down as the Company's Chief Executive Officer, effective May 7, 2012. Mr. Neubauer will remain as Chairman of the Board of Directors of the Parent Company and will remain an employee of the Company. Mr. Neubauer will also remain on the Board of Directors of the Company.

Mr. Foss

Mr. Foss, 53, led the Pepsi Beverages Company, a major division of PepsiCo, as CEO beginning in 2010. During his tenure, he guided the reintegration of The Pepsi Bottling Group, Inc. (PBG) and Pepsi Americas (PAS) into PepsiCo. Prior to the merger of PBG/PAS with PepsiCo, Foss was CEO of the publicly traded PBG from 2006 to 2010, a member of the board of directors of PBG from 2006 to 2008 and Chairman of the board of directors of PBG from 2008 to 2010. Throughout his 30 years in the Pepsi system, he has been recognized as an accomplished business leader, a world class operator and a builder of talented and diverse teams. Mr. Foss currently serves on the board of directors of UDR, Inc. and Cigna Corporation.

The Company entered into a new employment letter agreement (the “Agreement”), dated May 7, 2012, with Mr. Foss. The Agreement provides that Mr. Foss will serve as Chief Executive Officer and President of the Company and will be elected to the Board of Directors of the Parent Company so long as the Company is controlled by investment funds associated with or designated by GS Capital Partners, CCMP Capital Investors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus. Thereafter, Mr. Foss, while he remains the Chief Executive Officer and President, will be included as a nominee for election to the Board of Directors of the Parent Company at each annual shareholders meeting. The Company also elected Mr. Foss to the Board of Directors of the Company, effective May 7, 2012. Mr. Foss is employed with the Company “at-will” and may be terminated by the Company at any time, subject to the severance provisions contained in the Agreement. Mr. Foss's annual base salary will be $1,350,000, and is subject to periodic review by the Compensation and Human Resources Committee of the Board of Directors of the Parent Company (the “Committee”). The Committee may, in its discretion, increase Mr. Foss's annual base salary. Mr. Foss's annual cash bonus will be determined by the Committee pursuant to the terms of the Company's Senior Executive Annual Performance Bonus Plan, provided that Mr. Foss will receive a bonus in an amount equal to $1,012,500 in respect of fiscal year 2012 and have a target bonus of 150% of his annual base salary for fiscal year 2013. With respect to fiscal year 2013, the Company has committed to providing a total annual compensation package to Mr. Foss based on total annual compensation values at the 75th percentile of the Company's market peer group of companies. In addition, Mr. Foss will receive a one-time signing bonus of $500,000 and is eligible to participate in all retirement, welfare and perquisite programs applicable to senior executives of the Company at benefit levels applicable to such senior executives.

Mr. Foss will be offered the opportunity and has agreed to invest $3,750,000 (“Cash Investment Opportunity”) through the purchase of common stock of the Parent Company (“Common Stock”) at a per share purchase price equal to the fair market value (i.e., the appraisal price of the Common Stock on the date of purchase) of one share of Common Stock. Any Common Stock purchased by Mr. Foss pursuant to his Cash Investment Opportunity will be deemed to be “Original Shares” (as defined in the Parent Company's Stockholders Agreement) entitling Mr. Foss to certain rights with respect to put and call options as described in the Stockholders Agreement. In addition, Mr. Foss will receive an option to purchase 500,000 shares of Common Stock pursuant to the terms of the form of Installment Stock Purchase Opportunity Agreement (“ISPO Grant”), which ISPO Grant is divided into five equal installments, with the first installment exercisable immediately upon grant and the remaining four installments exercisable in equal installments on each anniversary over a four year period. Mr. Foss will exercise the first installment for 100,000 shares of Common Stock promptly following the date of grant. Mr. Foss will also receive an option to purchase 1,450,000 shares of Common Stock pursuant to the terms of the form of Nonqualified Stock Option Agreement (“NQSO Grant”), one-half of which NQSO Grant will be subject to service vesting conditions (“Time NQSOs”) and the other half will be subject to both service and performance vesting conditions (“Performance NQSOs”), except that the tranche of Performance NQSOs that would vest based on the Company's performance in respect of fiscal year 2012 will become fully vested so long as Mr. Foss remains employed with the Company through the applicable vesting date. In addition, any other NQSO Grants that Mr. Foss may receive in the future will be granted under the Stock Incentive Plan (or any successor plan), and Mr. Foss will be required to hold Common Stock having a fair market value equal to six times his base salary.

Upon a termination of Mr. Foss' employment by the Company without Cause or a resignation by Mr. Foss for Good Reason (each capitalized term as defined in the Agreement) that occurs prior to a Change of Control (as defined in the Agreement), Mr. Foss would receive (i) a pro-rata portion of his annual bonus for the year of termination, based on actual performance of the Company, (ii) two times his then base salary paid over 24 months, (iii) two times his then most recent actual annual cash bonus, if any, paid over 24 months, (iv) continued participation in the Company's medical and life insurance programs on the same terms as in effect immediately prior to his termination, for a period of 24 months, (v) continued payment of his car allowance, if provided at the time of termination, for a period of 24 months, and (vi) immediate vesting of Time NQSOs that would have vested in the 24 month period following his termination date, but for his termination of employment.

Upon a termination of Mr. Foss' employment by the Company without Cause or a resignation by Mr. Foss for Good Reason that occurs during the three-year period following a Change of Control, Mr. Foss would receive (a) a pro-rata portion of his annual target bonus (in effect on the date of the Change of Control or on the date of termination, whichever is higher (the “Target Bonus”)), in a lump sum, (b) two times his base salary (in effect on the date of the Change of Control or on the date of termination, whichever is higher), payable over 24 months, (c) two times the higher of his Target Bonus or his most recent annual bonus, whichever is higher, payable over 24 months, (d) outplacement counseling in an amount not to exceed 20% of his base salary, for a period of 24 months, (e) treatment of equity awards in accordance with the terms of the applicable plans and agreements, and (f) the payments and benefits described in clauses (iv) and (v) in the preceding paragraph.

Upon any termination of employment, Mr. Foss would also receive any accrued amounts (earned but unpaid salary and benefits) owed to him by the Company. The Agreement also provides that if any payments to Mr. Foss in connection with a change in control of the Company would constitute excess parachute payments that are subject to excise taxes under Section 4999 of the Code, such payments will be subject to a reduction to avoid any such excise taxes that may be due, if such reduction results in Mr. Foss retaining a greater after-tax amount than if Mr. Foss paid the excise taxes otherwise due. Mr. Foss is not eligible to receive a gross-up payment in respect of any such excise taxes he may pay. During his employment term and for a period of two years thereafter, Mr. Foss would be subject to restrictions on competition with the Company. Copies of the Agreement, Mr. Foss' Agreement Relating to Employment and Post-Employment Competition and his Indemnification Agreement are attached to this Form 10-Q as

Exhibits 10.4, 10.5 and 10.6, respectively, and are incorporated herein by reference.

Mr. Neubauer

 In connection with the resignation of Mr. Neubauer as Chief Executive Officer, the Company entered into a letter agreement, dated May 7, 2012, providing for Mr. Neubauer's continued employment with the Company and his continued role as Chairman of the Board of Directors of the Parent Company. A copy of the letter agreement is attached as Exhibit 10.7 to this Form 10-Q and is incorporated herein by reference.

ITEM 6.    EXHIBITS

3.1
Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2
By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	ARAMARK Holdings Corporation Third Amended and Restated 2007 Management Stock Incentive Plan.
10.2	Form of Non Qualified Stock Option Agreement.
10.3	Form of Non Qualified Installment Stock Purchase Opportunity Agreement.
10.4	Letter Agreement dated May 7, 2012 between ARAMARK Corporation and Eric Foss.
10.5	Agreement Relating to Employment and Post-Employment Competition dated May 7, 2012 between ARAMARK Corporation and Eric Foss.
10.6	Indemnification Agreement dated May 7, 2012 between Eric Foss and ARAMARK Corporation.
10.7	Letter relating to Joseph Neubauer's Employment Agreement dated May 7, 2012.
31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph Neubauer and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended March 30, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 30, 2012 and September 30, 2011; (ii) Condensed Consolidated Statements of Income for the three months ended March 30, 2012 and April 1, 2011; (iii) Condensed Consolidated Statements of Income for the six months ended March 30, 2012 and April 1, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 30, 2012 and April 1, 2011; (v) Condensed Consolidated Statement of Equity for the six months ended March 30, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

May 9, 2012	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1
Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

3.2
By-laws of ARAMARK Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.1	ARAMARK Holdings Corporation Third Amended and Restated 2007 Management Stock Incentive Plan
10.2	Form of Non Qualified Stock Option Agreement.
10.3	Form of Non Qualified Installment Stock Purchase Opportunity Agreement.
10.4	Letter Agreement dated May 7, 2012 between ARAMARK Corporation and Eric Foss.
10.5	Agreement Relating to Employment and Post-Employment Competition dated May 7, 2012 between ARAMARK Corporation and Eric Foss.
10.6	Indemnification Agreement dated May 7, 2012 between Eric Foss and ARAMARK Corporation.
10.7	Letter relating to Joseph Neubauer's Employment Agreement dated May 7, 2012.
31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph Neubauer and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended March 30, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 30, 2012 and September 30, 2011; (ii) Condensed Consolidated Statements of Income for the three months ended March 30, 2012 and April 1, 2011; (iii) Condensed Consolidated Statements of Income for the six months ended March 30, 2012 and April 1, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 30, 2012 and April 1, 2011; (v) Condensed Consolidated Statement of Equity for the six months ended March 30, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.