Form 10-Q
period 2012-06-29
ARAMARK CORP
filed 2012-08-09
CIK 7032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2012
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
Common stock outstanding as of July 27, 2012: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	June 29, 2012	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$100,974	$213,323
Receivables	1,290,102	1,252,266
Inventories, at lower of cost or market	490,652	450,848
Prepayments and other current assets	203,702	211,587
Assets held for sale	2,798	2,798
Total current assets	2,088,228	2,130,822
Property and Equipment, net	1,003,986	1,004,690
Goodwill	4,697,913	4,640,606
Other Intangible Assets	1,648,434	1,748,417
Other Assets	980,486	985,017
	$10,419,047	$10,509,552
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$55,870	$49,064
Accounts payable	687,847	775,455
Accrued expenses and other current liabilities	1,048,826	1,226,510
Total current liabilities	1,792,543	2,051,029
Long-Term Borrowings	5,726,100	5,588,614
Deferred Income Taxes and Other Noncurrent Liabilities	1,209,678	1,234,885
Common Stock Subject to Repurchase	171,398	158,061
Equity:
ARAMARK Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,453,729	1,476,061
Earnings retained for use in the business	89,179	46,468
Accumulated other comprehensive loss	(56,438)	(77,345)
Total ARAMARK shareholder’s equity	1,486,470	1,445,184
Noncontrolling interest	32,858	31,779
Total equity	1,519,328	1,476,963
	$10,419,047	$10,509,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	June 29, 2012	July 1, 2011
Sales	$3,336,094	$3,285,713
Costs and Expenses:
Cost of services provided	3,036,522	2,998,488
Depreciation and amortization	132,388	128,745
Selling and general corporate expenses	51,895	48,686
	3,220,805	3,175,919
Operating income	115,289	109,794
Interest and Other Financing Costs, net	87,807	113,262
Income (Loss) from Continuing Operations Before Income Taxes	27,482	(3,468)
Provision (Benefit) for Income Taxes	4,260	(3,628)
Income from Continuing Operations	23,222	160
Loss from Discontinued Operations, net of tax	—	(307)
Net income (loss)	23,222	(147)
Less: Net income attributable to noncontrolling interest	640	365
Net income (loss) attributable to ARAMARK shareholder	$22,582	$(512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Nine Months Ended	Nine Months Ended
	June 29, 2012	July 1, 2011
Sales	$10,104,266	$9,790,479
Costs and Expenses:
Cost of services provided	9,140,888	8,872,872
Depreciation and amortization	395,968	382,557
Selling and general corporate expenses	151,531	139,146
	9,688,387	9,394,575
Operating income	415,879	395,904
Interest and Other Financing Costs, net	315,154	315,173
Income from Continuing Operations Before Income Taxes	100,725	80,731
Provision for Income Taxes	27,432	22,127
Income from Continuing Operations	73,293	58,604
Income from Discontinued Operations, net of tax	297	40
Net income	73,590	58,644
Less: Net income attributable to noncontrolling interest	2,444	365
Net income attributable to ARAMARK shareholder	$71,146	$58,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended	Nine Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net income	$73,590	$58,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	395,968	386,894
Income taxes deferred	(44,734)	(22,615)
Share-based compensation expense	12,539	11,822
Changes in noncash working capital	(281,594)	(264,108)
Net change in proceeds from sale of receivables	—	(220,855)
Other operating activities	34,639	3,670
Net cash provided by (used in) operating activities	190,408	(46,548)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(226,725)	(191,979)
Disposals of property and equipment	8,094	12,411
Proceeds from divestitures	4,457	7,724
Acquisition of certain businesses, net of cash acquired	(151,317)	(156,915)
Other investing activities	2,124	(12,926)
Net cash used in investing activities	(363,367)	(341,685)
Cash flows from financing activities:
Proceeds from long-term borrowings	391,797	243,704
Payments of long-term borrowings	(279,079)	(27,225)
Net change in funding under the Receivables Facility	27,395	210,820
Advance to Parent Company	(53,720)	—
Dividends paid to Parent Company	—	(132,700)
Proceeds from sale of noncontrolling interest	—	48,420
Proceeds from issuance of Parent Company common stock	5,805	4,037
Repurchase of Parent Company common stock	(20,762)	(15,081)
Other financing activities	(10,826)	(9,730)
Net cash provided by financing activities	60,610	322,245
Decrease in cash and cash equivalents	(112,349)	(65,988)
Cash and cash equivalents, beginning of period	213,323	160,929
Cash and cash equivalents, end of period	100,974	94,941
Less: Cash and cash equivalents included in assets held for sale	—	659
Cash and cash equivalents, end of period	$100,974	$94,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED JUNE 29, 2012
(Unaudited)
(In Thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, September 30, 2011	$1,476,963	$1,445,184	$—	$1,476,061	$46,468	$(77,345)	$31,779
Net income	72,682	71,146			71,146		1,536
Pension plan adjustments (net of tax)	1,158	1,158				1,158
Foreign currency translation adjustments (net of tax)	(15,171)	(15,171)				(15,171)
Change in fair value of cash flow hedges (net of tax)	34,920	34,920				34,920
Capital contributions from issuance of Parent Company common stock	25,296	25,296		25,296
Compensation expense related to stock incentive plans	12,539	12,539		12,539
Tax benefits related to stock incentive plans	4,466	4,466		4,466
Increase in Parent Company common stock subject to repurchase obligation, net	(13,337)	(13,337)		(13,337)
Purchases of Parent Company common stock	(51,296)	(51,296)		(51,296)
Advance to Parent Company, net	(28,435)	(28,435)			(28,435)
Distributions to noncontrolling interest	(457)						(457)
Balance, June 29, 2012	$1,519,328	$1,486,470	$—	$1,453,729	$89,179	$(56,438)	$32,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED JULY 1, 2011
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
The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction. The Company’s operating results are included in the consolidated federal tax returns filed by the Parent Company. Any realized tax effects or credits attributable to the Company’s operations accrue to the Company based upon the Parent Company’s procedures for allocating the costs and benefits to its subsidiaries. The income tax provisions in the accompanying Condensed Consolidated Statements of Operations approximate the provisions that would be required if the Company were a separate taxpayer. All income tax payments are made by the Company on behalf of the Parent Company (see Note 17).
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
On September 30, 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, LLC (“Galls”), for approximately $75.0 million in cash. The transaction resulted in a pretax loss of approximately $1.5 million (net of tax loss of approximately $12.0 million) during fiscal 2011. Galls is accounted for as a discontinued operation in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. Galls’ results of operations have been removed from the Company’s results of continuing operations for all periods presented. Galls was previously included in the Uniform and Career Apparel segment. All related disclosures have also been adjusted to reflect the discontinued operation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized selected financial information of discontinued operations is as follows (in thousands):

	Three Months Ended	Three Months Ended
	June 29, 2012	July 1, 2011
Sales	$—	$39,544
Loss before income taxes	—	(507)
Benefit for income taxes	—	(200)
Loss from discontinued operations	$—	$(307)

	Nine Months Ended	Nine Months Ended
	June 29, 2012	July 1, 2011
Sales	$—	$120,907
Income before income taxes	491	72
Income tax provision	194	32
Income from discontinued operations	$297	$40
The assets of the discontinued operation are stated separately in the Condensed Consolidated Balance Sheets as held for sale and consist of property.

(3)	ACQUISITIONS AND DIVESTITURES:
Fiscal 2012
Acquisitions
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
As part of the acquisition of Filterfresh, the Company acquired a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interests outside of shareholder’s equity in the Condensed Consolidated Balance Sheet in “Deferred Income Taxes and Other Noncurrent Liabilities.” As of June 29, 2012, the redeemable noncontrolling interest related to the subsidiary was approximately $10.4 million. For the three and nine months ended June 29, 2012, net income attributable to redeemable noncontrolling interest was $0.3 million and $0.9 million, respectively. Distributions to redeemable noncontrolling interest was $0.7 million for the nine months ended June 29, 2012.
For the three and nine months ended June 29, 2012, $25.3 million and $85.4 million of sales, respectively, and ($0.3) million and ($2.0) million of net loss, which includes planned transition and integration costs, respectively, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition. During fiscal 2011, approximately $0.7 million of pretax transaction-related costs related to the acquisition were recorded in earnings. The Company’s proforma results of operations for fiscal 2012 and fiscal 2011 would not have been materially different than reported, assuming the acquisition had occurred at the beginning of the prior year period.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the third quarter of fiscal 2012, the Company received $5.5 million in cash related to the settlement of indemnity claims filed against the former owners of Masterplan. After applying a portion of the proceeds to agreed upon indemnification assets, and after adjusting for certain other exposures, the Company recorded a pretax gain of $1.0 million, which is included in "Cost of services provided" in the Condensed Consolidated Statements of Operations.
The Company followed the acquisition method of accounting in accordance with the accounting standard related to business combinations. The following table summarizes the final fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Purchase consideration	$154,154
Current assets	$29,906
Current liabilities	(31,396)
Property and equipment	3,736
Other intangible assets	42,800
Goodwill	126,757
Other assets	314
Long-term borrowings	(767)
Deferred income taxes and other noncurrent liabilities	(17,196)
$154,154
For the three and nine months ended June 29, 2012, $25.5 million and $82.8 million of sales, respectively, and $0.8 million of net income and ($0.8) million of net loss, respectively, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition. For the three and nine months ended July 1, 2011, $29.6 million and $33.5 million of sales and ($1.9) million and ($2.1) million of net loss, respectively, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition.
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

(4)	SUPPLEMENTAL CASH FLOW INFORMATION:
The Company made interest payments of approximately $263.7 million and $258.8 million and income tax payments of approximately $69.6 million and $43.1 million during the nine months ended June 29, 2012 and July 1, 2011, respectively.

(5)	COMPREHENSIVE INCOME:
Comprehensive income includes all changes to shareholder’s equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax). For the three and nine months ended June 29, 2012, total comprehensive income was approximately $14.4 million and $94.5 million, respectively. For the three and nine months ended June 29, 2012, total comprehensive income attributable to ARAMARK shareholder was approximately $13.8 million and $92.1 million, respectively. For the three and nine months ended July 1, 2011, total comprehensive income was approximately $23.8 million and $132.9 million, respectively. For the three and nine months ended July 1, 2011, total comprehensive income attributable to ARAMARK shareholder was approximately $23.4 million and $132.5 million, respectively. As of June 29, 2012 and September 30, 2011, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($32.9) million and ($34.1) million, respectively, foreign currency translation adjustment (net of tax) of approximately $9.6 million and $24.8 million, respectively, and fair value of cash flow hedges (net of tax) of approximately ($33.2) million and ($68.1) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. Changes in total goodwill during the nine months ended June 29, 2012 follow (in thousands):

Segment	September 30, 2011	Acquisitions and Divestitures	Translation	June 29, 2012
Food and Support Services—North America	$3,613,370	$65,882	$15	$3,679,267
Food and Support Services—International	453,996	—	(8,801)	445,195
Uniform and Career Apparel	573,240	211	—	573,451
	$4,640,606	$66,093	$(8,786)	$4,697,913
The Food and Support Services—North America acquisitions and divestitures activity consists primarily of goodwill resulting from the fiscal 2012 Filterfresh acquisition and the final determination of the purchase price allocations related to Masterplan (see Note 3). The amounts for acquisitions during fiscal 2012 may be revised upon final determination of the purchase price allocations.
Other intangible assets consist of (in thousands):

	June 29, 2012			September 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,901,676	$(1,012,377)	$889,299	$1,852,531	$(865,524)	$987,007
Trade names	759,913	(778)	759,135	761,919	(509)	761,410
	$2,661,589	$(1,013,155)	$1,648,434	$2,614,450	$(866,033)	$1,748,417
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
Amortization of intangible assets for the nine months ended June 29, 2012 and July 1, 2011 was approximately $149.1 million and $143.9 million, respectively.

(7)	BORROWINGS:
On February 29, 2012, the Company entered into Amendment Agreement No. 2 (the “Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, the “Credit Agreement”). The Amendment Agreement extended the maturity date of an aggregate U.S. dollar equivalent of approximately $1,231.6 million of the Company’s term loans and $66.7 million of letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016. The maturity dates of the extended term loans and letter of credit deposits will accelerate to October 31, 2014 if any of the Company’s senior fixed rate notes due 2015 or senior floating rate notes due 2015 remain outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 mature on February 1, 2015.
The term loans extended include (i) $858.1 million of U.S. dollar denominated term loans borrowed by the Company; (ii) ¥5,150.9 million of yen denominated term loans borrowed by the Company; (iii) $75.4 million of U.S. dollar denominated term loans borrowed by a Canadian subsidiary of the Company; (iv) €30.4 million of Euro denominated term loans borrowed by an Irish subsidiary of the Company; (v) £82.3 million of sterling denominated term loans borrowed by a U.K. subsidiary of the Company; and (vi) €46.1 million of Euro denominated term loans borrowed by German subsidiaries of the Company. From and after the effective date of the Amendment Agreement, (A) the Eurocurrency rate margin and letter of credit fees with respect to the extended U.S. dollar denominated and Euro denominated term loans and letter of credit deposits increased

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.375% to 3.25%, (B) the margin on extended U.S. dollar denominated base rate term loans increased 1.375% to 2.25% and (C) the margins on extended yen denominated term loans and sterling denominated term loans increased 1.375% to 3.375%. The maturity date, interest margins and letter of credit fees for lenders not extending their loans or letters of credit deposits remain unchanged. Consenting lenders received a one-time amendment fee of approximately $3.2 million in the aggregate on their total loan commitments. During the second quarter of fiscal 2012, approximately $7.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $4.5 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners.
The Company’s 5.00% senior notes, contractually due in June 2012, were paid in full during the third quarter of fiscal 2012 through additional borrowings under the senior secured revolving credit facility.

(8)	DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating natural gas, gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts, and natural gas, gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has entered into $1.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. During the nine months ended June 29, 2012, $2.3 billion and ¥5.0 billion of interest rate swap agreements matured. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of June 29, 2012 and September 30, 2011, approximately ($27.5) million and ($56.3) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the nine months ended June 29, 2012 and July 1, 2011 was immaterial.
The Company previously entered into a $169.6 million amortizing cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. In March 2012, the cross currency swap was amended to match the terms of the Canadian subsidiary's debt that was impacted by the Amendment Agreement. A portion of the swap was amended and extended to match the terms related to its variable rate debt denominated in U.S. dollars that was extended under the Amendment Agreement. The Company has designated the swaps as cash flow hedges. During the nine months ended June 29, 2012 and July 1, 2011, approximately ($1.1) million and ($6.8) million of unrealized net of tax losses related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $4.6 million and $8.0 million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the nine months ended June 29, 2012 and July 1, 2011, respectively. As of June 29, 2012 and September 30, 2011, unrealized net of tax losses of approximately ($5.2) million and ($10.6) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. As a result of amending the cross currency swap, the hedge ineffectiveness for the nine months ended June 29, 2012 was approximately $3.0 million, which is recorded in "Interest and Other Financing Costs, net". The Company expects the hedge to be highly effective in future periods. The hedge ineffectiveness for this cash flow hedging instrument during the nine months ended July 1, 2011 was immaterial.
The Company entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of June 29, 2012, the Company has contracts for approximately 56,000 MMBtu’s outstanding for fiscal 2012 that are designated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

as cash flow hedging instruments. As of June 29, 2012 and September 30, 2011, approximately ($0.1) million and ($0.1) million of unrealized net of tax losses, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for the nine months ended June 29, 2012 and July 1, 2011.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended	Three Months Ended
	June 29, 2012	July 1, 2011
Interest rate swap agreements	$(576)	$9,498
Cross currency swap agreements	858	(709)
Natural gas hedge agreements	101	(30)
Gasoline and diesel fuel agreements	—	(1,244)
	$383	$7,515

	Nine Months Ended	Nine Months Ended
	June 29, 2012	July 1, 2011
Interest rate swap agreements	$28,725	$48,365
Cross currency swap agreements	5,336	1,152
Natural gas hedge agreements	40	62
Gasoline and diesel fuel agreements	—	245
	$34,101	$49,824
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of June 29, 2012, the Company has contracts for approximately 3.7 million gallons outstanding for fiscal 2012 and fiscal 2013. During the nine months ended June 29, 2012, the Company entered into contracts totaling approximately 3.2 million gallons. Prior to October 1, 2011, these contracts were designated as cash flow hedging instruments; therefore, changes in the fair value of these contracts were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Beginning in first quarter of fiscal 2012, the Company no longer records its gasoline and diesel fuel agreements as hedges for accounting purposes. As a result, on a prospective basis, changes in the fair value of these contracts will be recorded in earnings. Amounts previously recorded in accumulated other comprehensive income (loss) will continue to be reclassified into earnings as the underlying item affects earnings. During the three and nine months ended June 29, 2012, the Company recorded a pretax loss of ($2.2) million and ($0.9) million in the Condensed Consolidated Statement of Operations for the change in the fair value on these agreements, respectively. As of June 29, 2012 and September 30, 2011, unrealized net of tax losses of approximately ($0.3) million and ($1.1) million were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for the nine months ended July 1, 2011 was immaterial.
As of June 29, 2012, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €53.8 million, £7.5 million and CAD25.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value of the Company’s derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 29, 2012	September 30, 2011
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	$—	$2,856
		$—	$2,856

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$120	$187
Gasoline and diesel fuel agreements	Accounts Payable	—	1,894
Interest rate swap agreements	Accrued Expenses	—	49,349
Interest rate swap agreements	Other Noncurrent Liabilities	45,529	44,054
Cross currency swap agreements	Other Noncurrent Liabilities	38,827	35,551
		84,476	131,035

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts Payable	1,458	—
Foreign currency forward exchange contracts	Accounts Payable	1,067	—
		$87,001	$131,035
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments in the Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended	Three Months Ended
	Account	June 29, 2012	July 1, 2011
Interest rate swap agreements	Interest Expense	$5,508	$27,615
Cross currency swap agreements	Interest Expense	1,741	2,424
Natural gas hedge agreements	Cost of services provided	147	—
Gasoline and diesel fuel agreements	Cost of services provided	—	(918)
		$7,396	$29,121

		Nine Months Ended	Nine Months Ended
	Account	June 29, 2012	July 1, 2011
Interest rate swap agreements	Interest Expense	$60,966	$86,045
Cross currency swap agreements	Interest Expense	5,671	6,842
Natural gas hedge agreements	Cost of services provided	276	158
Gasoline and diesel fuel agreements	Cost of services provided	—	(1,287)
		$66,913	$91,758
At June 29, 2012, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $18.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss for our derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended	Three Months Ended
	Account	June 29, 2012	July 1, 2011
Gasoline and diesel fuel agreements	Cost of services provided	$2,419	$—
Foreign currency forward exchange contracts	Interest Expense	(3,886)	(1,971)
		$(1,467)	$(1,971)

		Nine Months Ended	Nine Months Ended
	Account	June 29, 2012	July 1, 2011
Gasoline and diesel fuel agreements	Cost of services provided	$1,416	$—
Foreign currency forward exchange contracts	Interest Expense	(2,146)	(8,453)
		$(730)	$(8,453)

(9)	CAPITAL STOCK:
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of June 29, 2012 and September 30, 2011 was $171.4 million and $158.1 million, which is based on approximately 11.5 million and 12.4 million shares of common stock of the Parent Company valued at $14.96 and $12.73 per share, respectively. The fair value of the common stock subject to repurchase is calculated using discounted cash flow techniques and comparable public company trading multiples. Inputs used in the discounted cash flow analysis include the weighted average cost of capital, long-term revenue growth rates, long-term EBIT margins and residual growth rates. Inputs used in the comparable public company trading multiples include the last-twelve-months' EBITDA multiple, forward EBITDA multiples and control premium. During the nine months ended June 29, 2012 and July 1, 2011, approximately $51.3 million and $26.2 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s condensed consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement, the indenture governing the 8.50% senior notes due 2015, the indenture governing the senior floating rate notes due 2015 and the indenture governing the notes issued by the Parent Company contain limitations on the amount the Company can expend for such share repurchases.

(10)	SHARE-BASED COMPENSATION:
During the three and nine months ended June 29, 2012, share-based compensation expense was approximately $0.9 million, before taxes of $0.4 million, and approximately $12.5 million, before taxes of $4.9 million, respectively. During the three and nine months ended July 1, 2011, share-based compensation expense was approximately $5.4 million, before taxes of $2.1 million, and approximately $11.8 million, before taxes of $4.6 million, respectively.
Stock Options
Time-Based Options
The compensation cost charged to expense during the three and nine months ended June 29, 2012 for Time-Based Options was approximately $2.1 million and $6.2 million, respectively. The compensation cost charged to expense during the three and nine months ended July 1, 2011 for Time-Based Options was approximately $2.7 million and $8.6 million, respectively. As of June 29, 2012, there was approximately $19.7 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 2.85 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at September 30, 2011	15,982	$8.73
Granted	2,662	$14.15
Exercised	(2,111)	$7.52
Forfeited and expired	(725)	$11.43
Outstanding at June 29, 2012	15,808	$10.97
Performance-Based Options
The Company recognized a reduction to expense of approximately ($2.1) million and a charge to expense of approximately $3.5 million during the three and nine months ended June 29, 2012 for Performance-Based Options, respectively. During the three and nine months ended July 1, 2011, $1.5 million was charged to expense for Performance-Based Options in both periods. During the third quarter of fiscal 2012, the Company reversed approximately $2.4 million of compensation expense related to expense previously recognized for the Performance-Based Options as meeting the 2012 EBIT performance target is not probable.
A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price
Outstanding at September 30, 2011	16,051	$8.73
Granted	2,662	$14.15
Exercised	(1,008)	$7.23
Forfeited and expired	(1,644)	$9.42
Outstanding at June 29, 2012	16,061	$9.66
Installment Stock Purchase Opportunities (“ISPOs”)
The Company recorded approximately $0.5 million and $0.8 million of compensation expense related to these awards during the three and nine months ended June 29, 2012, respectively. The Company recorded approximately $0.7 million of compensation expense related to these awards during the three and nine months ended July 1, 2011. As of June 29, 2012, there was approximately $2.4 million of unrecognized compensation expense related to nonvested ISPOs, which is expected to be recognized over a weighted-average period of approximately 3.91 years. During the nine months ended June 29, 2012, the Company granted 845,000 ISPOs at a weighted-average exercise price of $14.62.
Seamless Unit Options
The Company recognized compensation expense of approximately $0.4 million and $1.5 million for Seamless unit options during the three and nine months ended June 29, 2012, respectively. During the nine months ended June 29, 2012, Seamless granted approximately 2.5 million unit options.
Deferred Stock Units
The Company granted 34,480 deferred stock units during the nine months ended June 29, 2012. The compensation cost charged to expense during the three and nine months ended June 29, 2012 for deferred stock units was approximately $0 and $0.5 million, respectively. The Company granted 71,594 deferred stock units during the nine months ended July 1, 2011. The compensation cost charged to expense during the three and nine months ended July 1, 2011 for deferred stock units was approximately $0.5 million and $1.0 million, respectively.
(11) ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. In June 2012, the Company amended the Receivables Facility to increase the maximum amount from $250.0 million to $300.0 million and extend the maturity date to January 2015. The Company incurred third-party costs of approximately $0.5 million related to the new amendment. At June 29, 2012 and September 30, 2011, the amount of outstanding borrowings under the Receivables Facility was $253.3 million and $225.9 million and is included in “Long-Term Borrowings”, respectively.

(12)	EQUITY INVESTMENTS:
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $264.6 million and $269.7 million at June 29, 2012 and September 30, 2011, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended	Three Months Ended
	June 29, 2012	July 1, 2011
Sales	$471,782	$438,093
Gross profit	55,495	55,547
Net income	8,723	9,780
	Nine Months Ended	Nine Months Ended
	June 29, 2012	July 1, 2011
Sales	$1,431,878	$1,305,482
Gross profit	165,833	165,297
Net income	26,319	30,508
ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $3.3 million and $10.0 million for the three and nine months ended June 29, 2012, respectively. ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $3.9 million and $13.0 million for the three and nine months ended July 1, 2011, respectively.

(13)	BUSINESS SEGMENTS:
Sales and operating income by reportable segment follow (in thousands):

	Three Months Ended	Three Months Ended
Sales	June 29, 2012	July 1, 2011
Food and Support Services—North America	$2,319,566	$2,253,908
Food and Support Services—International	673,907	697,966
Uniform and Career Apparel	342,621	333,839
	$3,336,094	$3,285,713

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended	Three Months Ended
Operating Income	June 29, 2012	July 1, 2011
Food and Support Services—North America	$74,110	$69,153
Food and Support Services—International	22,979	22,841
Uniform and Career Apparel	30,386	30,437
	127,475	122,431
Corporate	(12,186)	(12,637)
Operating Income	115,289	109,794
Interest and other financing costs, net	(87,807)	(113,262)
Income (Loss) from Continuing Operations Before Income Taxes	$27,482	$(3,468)

	Nine Months Ended	Nine Months Ended
Sales	June 29, 2012	July 1, 2011
Food and Support Services—North America	$7,053,423	$6,734,251
Food and Support Services—International	2,030,425	2,047,682
Uniform and Career Apparel	1,020,418	1,008,546
	$10,104,266	$9,790,479

	Nine Months Ended	Nine Months Ended
Operating Income	June 29, 2012	July 1, 2011
Food and Support Services—North America	$301,429	$285,989
Food and Support Services—International	65,822	55,296
Uniform and Career Apparel	86,971	90,123
	454,222	431,408
Corporate	(38,343)	(35,504)
Operating Income	415,879	395,904
Interest and other financing costs, net	(315,154)	(315,173)
Income from Continuing Operations Before Income Taxes	$100,725	$80,731
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
Food and Support Services—North America operating income for the nine months ended June 29, 2012 includes planned transition and integration costs of $4.3 million related to the Filterfresh acquisition and a favorable risk insurance adjustment of $1.7 million related to favorable claims experience. Food and Support Services—North America operating income for the nine months ended July 1, 2011 includes other income recognized of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in the Sports & Entertainment sector, severance related expenses of $3.2 million and a favorable risk insurance adjustment of $0.9 million related to favorable claims experience.
Food and Support Services—International operating income for the nine months ended June 29, 2012 includes a favorable adjustment of $1.5 million related to a non-income tax settlement in the U.K. and $2.1 million of severance related expenses. Food and Support Services—International operating income for the three months ended July 1, 2011 includes a gain on the sale of land in Chile of $1.7 million and severance related expenses of $1.7 million. Operating income for the nine months ended July 1, 2011 includes a gain of $6.4 million related to the divestiture of the Company’s 67% ownership interest in the security business of its Chilean subsidiary (see Note 3), favorable non-income tax settlements in the U.K. of $5.3 million, a goodwill and other intangible assets impairment charge of $5.3 million related to our India operations, a gain on the sale of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

land in Chile of $1.7 million and severance related expenses of $11.4 million, respectively.
Uniform and Career Apparel operating income for the nine months ended June 29, 2012 includes a favorable risk insurance adjustment of $5.7 million related to favorable claims experience and severance related expenses of $4.0 million. Uniform and Career Apparel operating income for the nine months ended July 1, 2011 includes a gain of $2.6 million related to a property settlement of an eminent domain claim, a risk insurance adjustment of $4.8 million related to favorable claims experience and severance related expenses of $1.3 million.
Corporate expenses include share-based compensation expense (see Note 10). Corporate expenses for the nine months ended July 1, 2011 include severance related expenses of $1.0 million.
Interest and Other Financing Costs, net, for the three and nine month periods of fiscal 2012 was impacted by the maturity of interest rate swaps during fiscal 2012 (see Note 8). Interest and Other Financing Costs, net, for the nine months ended June 29, 2012 includes $10.5 million of third-party costs related to the amendment of the senior secured credit agreement (see Note 7) and the amendment of the Company's Canadian subsidiary cross currency swap (see Note 8). For the nine months ended July 1, 2011, Interest and Other Financing Costs, net, also includes interest income of approximately $14.1 million related to favorable non-income tax settlements in the U.K. Interest and Other Financing Costs, net, for the three and nine month periods ended July 1, 2011 includes a write-off of deferred financing fees of $2.1 million related to the amendment that extended the U.S. dollar denominated portion of the revolving credit facility.

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
In September 2011, the FASB issued an accounting standard update that requires companies participating in multiemployer pension plans to disclose more information about their involvement in the plans, specifically related to the amount of employer contributions made to each significant plan and to all plans in the aggregate, whether an employer’s contributions represent more than 5% of total contributions to the plan, whether any plans are subject to a funding improvement plan, the expiration date(s) of the collective bargaining agreement(s) and any minimum funding arrangements, the most recent certified funded status of the plan, as determined by the plan’s “zone status,” (required by the Pension Protection Act of 2006) and a description of the nature and effect of any changes affecting comparability for each period an income statement is presented. The guidance is effective for the Company’s 2012 fiscal year-end. This accounting standard update will impact disclosures only, and will not have any impact on financial condition, results of operations or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In June 2012, the FASB issued an accounting standard update which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The amendment permits an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. The guidance is effective for the Company beginning in fiscal 2013; however early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.

(15)	COMMITMENTS AND CONTINGENCIES:
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $97.2 million at June 29, 2012 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at June 29, 2012.
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
The Company has been informed that an Illinois state civil action has been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleges, among other things, that the subsidiary has not complied with the requirement to contract with minority owned and women owned businesses in connection with its contracts with Cook County and seeks monetary damages. The Company has accrued its best estimate of this potential liability as of June 29, 2012.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments, that are subject to master netting agreements, on a net basis by counterparty portfolio. The fair value of the Company’s debt at June 29, 2012 and September 30, 2011 was $5,784.3 million and $5,505.7 million, respectively. The carrying value of the Company’s debt at June 29, 2012 and September 30, 2011 was $5,782.0 million and $5,637.7 million,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
At June 29, 2012 and September 30, 2011, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown (in thousands):

	June 29, 2012				September 30, 2011
	Level 1	Level 2	Level 3	Total	Total
Assets:
Foreign currency forward exchange contracts	$—	$—	$—	$—	$2,856
Total assets measured at fair value on a recurring basis	$—	$—	$—	$—	$2,856

Liabilities:
Interest rate swap agreements	$—	$45,529	$—	$45,529	$93,403
Cross currency swap agreements	—	38,827	—	38,827	35,551
Natural gas hedge agreements	—	120	—	120	187
Gasoline and diesel fuel agreements	—	1,458	—	1,458	1,894
Foreign currency forward exchange contracts	—	1,067	—	1,067	—
Total liabilities measured at fair value on a recurring basis	$—	$87,001	$—	$87,001	$131,035
Common Stock Subject to Repurchase	$—	$—	$171,398	$171,398	$158,061
The following table presents the changes in financial instruments for which level 3 inputs were significant to their valuation for the nine months ended June 29, 2012 (in thousands):

Common Stock Subject to Repurchase
Balance, September 30, 2011	$158,061
Issuances of Parent Company common stock	2,685
Repurchases of Parent Company common stock	(15,591)
Change in fair market value of Parent Company common stock	26,243
Balance, June 29, 2012	$171,398

(17)	ARAMARK HOLDINGS CORPORATION (PARENT COMPANY):
ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 215.6 million common shares issued and approximately 203.2 million common shares outstanding as of June 29, 2012.
On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the Parent Company Notes). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, the senior fixed rate notes due 2015 and the senior floating rate notes due 2015. The Parent Company is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to the Company’s outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the senior fixed rate notes due 2015

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and the senior floating rate notes due 2015. If the Company does not have sufficient covenant capacity to distribute such amounts to the Parent Company, the Parent Company will have the ability to pay the interest on the Parent Company Notes through the issuance of additional notes.
At June 29, 2012, ARAMARK Holdings Corporation had long-term borrowings of $595.2 million, net of discount, interest payable of $8.3 million and unamortized deferred financing costs on the Parent Company Notes of $11.6 million. For the three and nine months ended June 29, 2012, ARAMARK Holdings Corporation recorded Interest and Other Financing Costs, net, of $13.8 million and $41.2 million, respectively. During the nine months ended June 29, 2012, the Company distributed approximately $53.7 million to the Parent Company as an advance which was used to pay the interest on the Parent Company Notes. During fiscal 2012, the advance was reduced by approximately $25.3 million, reflecting a non-cash reduction in the Company’s income taxes payable due to the tax benefit attributable to the interest on the Parent Company Notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 29, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$18.5	$46.4	$36.1	$—	$101.0
Receivables	3.6	259.0	1,027.4	—	1,290.0
Inventories, at lower of cost or market	15.9	392.6	82.2	—	490.7
Prepayments and other current assets	15.0	113.2	75.4	—	203.6
Assets held for sale	—	2.8	—	—	2.8
Total current assets	53.0	814.0	1,221.1	—	2,088.1

Property and Equipment, net	36.8	751.4	215.8	—	1,004.0
Goodwill	173.1	3,766.2	758.6	—	4,697.9
Investment in and Advances to Subsidiaries	6,854.3	460.0	179.8	(7,494.1)	—
Other Intangible Assets	44.3	1,335.4	268.7	—	1,648.4
Other Assets	66.5	563.5	352.5	(2.0)	980.5
	$7,228.0	$7,690.5	$2,996.5	$(7,496.1)	$10,418.9
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.7	$11.3	$43.9	$—	$55.9
Accounts payable	135.7	270.8	281.3	—	687.8
Accrued expenses and other liabilities	171.3	621.4	255.9	0.1	1,048.7
Total current liabilities	307.7	903.5	581.1	0.1	1,792.4
Long-term Borrowings	4,910.6	31.7	783.8	—	5,726.1
Deferred Income Taxes and Other Noncurrent Liabilities	351.8	676.0	181.8	—	1,209.6
Intercompany Payable	—	5,665.7	1,019.1	(6,684.8)	—
Common Stock Subject to Repurchase	171.4	—	—	—	171.4
Total Equity	1,486.5	413.6	430.7	(811.4)	1,519.4
	$7,228.0	$7,690.5	$2,996.5	$(7,496.1)	$10,418.9

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 29, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$265.1	$2,018.9	$1,052.1	$—	$3,336.1
Costs and Expenses:
Cost of services provided	251.8	1,807.7	977.0	—	3,036.5
Depreciation and amortization	4.8	95.4	32.2	—	132.4
Selling and general corporate expenses	14.1	31.7	6.1	—	51.9
Interest and other financing costs	79.2	(0.1)	8.7	—	87.8
Expense allocations	(76.7)	72.9	3.8	—	—
	273.2	2,007.6	1,027.8	—	3,308.6
Income (Loss) from Continuing Operations before Income Taxes	(8.1)	11.3	24.3	—	27.5
Provision (Benefit) for Income Taxes	(3.9)	3.0	5.2	—	4.3
Equity in Net Income of Subsidiaries	27.4	—	—	(27.4)	—
Income (loss) from Continuing Operations	23.2	8.3	19.1	(27.4)	23.2
Income from Discontinued Operations, net of tax	—	—	—	—	—
Net income (loss)	23.2	8.3	19.1	(27.4)	23.2
Less: Net income attributable to noncontrolling interest	—	—	0.6	—	0.6
Net income (loss) attributable to ARAMARK shareholder	$23.2	$8.3	$18.5	$(27.4)	$22.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended June 29, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$775.3	$6,111.9	$3,217.1	$—	$10,104.3
Costs and Expenses:
Cost of services provided	732.5	5,442.0	2,966.4	—	9,140.9
Depreciation and amortization	14.4	284.6	97.0	—	396.0
Selling and general corporate expenses	43.0	89.5	19.0	—	151.5
Interest and other financing costs	287.5	(0.3)	28.0	—	315.2
Expense allocations	(274.9)	259.3	15.6	—	—
	802.5	6,075.1	3,126.0	—	10,003.6
Income (Loss) from Continuing Operations before Income Taxes	(27.2)	36.8	91.1	—	100.7
Provision (Benefit) for Income Taxes	(9.9)	11.0	26.3	—	27.4
Equity in Net Income of Subsidiaries	90.9	—	—	(90.9)	—
Income from Continuing Operations	73.6	25.8	64.8	(90.9)	73.3
Income from Discontinued Operations, net of tax	—	0.3	—	—	0.3
Net income	73.6	26.1	64.8	(90.9)	73.6
Less: Net income attributable to noncontrolling interest	—	—	2.5	—	2.5
Net income attributable to ARAMARK shareholder	$73.6	$26.1	$62.3	$(90.9)	$71.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended July 1, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$262.9	$1,987.7	$1,035.1	$—	$3,285.7
Costs and Expenses:
Cost of services provided	250.1	1,787.2	961.2	—	2,998.5
Depreciation and amortization	5.0	94.7	29.0	—	128.7
Selling and general corporate expenses	15.4	27.4	5.9	—	48.7
Interest and other financing costs	105.0	—	8.3	—	113.3
Expense allocations	(105.0)	94.4	10.6	—	—
	270.5	2,003.7	1,015.0	—	3,289.2
Income (loss) from Continuing Operations before Income Taxes	(7.6)	(16.0)	20.1	—	(3.5)
Provision (benefit) for Income Taxes	(2.0)	(4.9)	3.2	—	(3.7)
Equity in Net Income of Subsidiaries	5.1	—	—	(5.1)	—
Income (loss) from Continuing Operations	(0.5)	(11.1)	16.9	(5.1)	0.2
Loss from Discontinued Operations, net of tax	—	(0.3)	—	—	(0.3)
Net income (loss)	(0.5)	(11.4)	16.9	(5.1)	(0.1)
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	0.4
Net income attributable to ARAMARK shareholder	$(0.5)	$(11.4)	$16.5	$(5.1)	$(0.5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended July 1, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$764.1	$6,019.2	$3,007.2	$—	$9,790.5
Costs and Expenses:
Cost of services provided	716.7	5,364.5	2,791.7	—	8,872.9
Depreciation and amortization	15.1	286.3	81.1	—	382.5
Selling and general corporate expenses	41.1	80.6	17.4	—	139.1
Interest and other financing costs	306.7	0.2	8.3	—	315.2
Expense allocations	(304.1)	282.6	21.5	—	—
	775.5	6,014.2	2,920.0	—	9,709.7
Income (loss) from Continuing Operations before Income Taxes	(11.4)	5.0	87.2	—	80.8
Provision (benefit) for Income Taxes	(3.1)	0.6	24.6	—	22.1
Equity in Net Income of Subsidiaries	66.6	—	—	(66.6)	—
Income from Continuing Operations	58.3	4.4	62.6	(66.6)	58.7
Income from Discontinued Operations, net of tax	—	—	—	—	—
Net income	58.3	4.4	62.6	(66.6)	58.7
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	0.4
Net income attributable to ARAMARK shareholder	$58.3	$4.4	$62.2	$(66.6)	$58.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended June 29, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$56.2	$34.0	$105.6	$(5.4)	$190.4
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(9.5)	(154.6)	(62.6)	—	(226.7)
Disposals of property and equipment	0.9	3.0	4.2	—	8.1
Proceeds from divestiture	—	0.3	4.2	—	4.5
Acquisitions of businesses, net of cash acquired	—	(138.7)	(12.6)	—	(151.3)
Other investing activities	1.0	(1.0)	2.1	—	2.1
Net cash used in investing activities	(7.6)	(291.0)	(64.7)	—	(363.3)
Cash flows from financing activities:
Proceeds from long-term borrowings	326.0	(0.3)	66.1	—	391.8
Payments of long-term borrowings	(250.5)	(8.9)	(19.7)	—	(279.1)
Net change in funding under the Receivables Facility	—	—	27.4	—	27.4
Advance to Parent Company	(53.7)	—	—	—	(53.7)
Proceeds from issuance of Parent Company common stock	5.8	—	—	—	5.8
Repurchase of Parent Company common stock	(20.8)	—	—	—	(20.8)
Other financing activities	(6.8)	(2.9)	(1.1)	—	(10.8)
Change in intercompany, net	(167.5)	297.7	(135.6)	5.4	—
Net cash provided by (used in) financing activities	(167.5)	285.6	(62.9)	5.4	60.6
Increase (decrease) in cash and cash equivalents	(118.9)	28.6	(22.0)	—	(112.3)
Cash and cash equivalents, beginning of period	137.4	32.2	43.7	—	213.3
Cash and cash equivalents, end of period	$18.5	$60.8	$21.7	$—	$101.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended July 1, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$67.3	$35.6	$(144.3)	$(5.1)	$(46.5)
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(7.6)	(139.0)	(45.4)	—	(192.0)
Disposals of property and equipment	0.9	7.2	4.3	—	12.4
Proceeds from divestitures	—	—	7.7	—	7.7
Acquisitions of businesses, net of cash acquired	—	(156.9)	—	—	(156.9)
Other investing activities	0.6	(12.2)	(1.3)	—	(12.9)
Net cash used in investing activities	(6.1)	(300.9)	(34.7)	—	(341.7)
Cash flows from financing activities:
Proceeds from long-term borrowings	214.3	0.1	29.3	—	243.7
Payments of long-term borrowings	(5.5)	(10.0)	(11.7)	—	(27.2)
Net change in funding under the Receivables Facility	—	—	210.8	—	210.8
Dividends paid to Parent Company	(132.7)	—	—	—	(132.7)
Net proceeds from sale of subsidiary shares to noncontrolling interest	48.4	—	—	—	48.4
Proceeds from issuance of Parent Company common stock	4.0	—	—	—	4.0
Repurchase of Parent Company common stock	(15.1)	—	—	—	(15.1)
Other financing activities	(7.0)	(2.7)	—	—	(9.7)
Change in intercompany, net	(223.6)	279.3	(60.8)	5.1	—
Net cash provided by (used in) financing activities	(117.2)	266.7	167.6	5.1	322.2
Increase (decrease) in cash and cash equivalents	(56.0)	1.4	(11.4)	—	(66.0)
Cash and cash equivalents, beginning of period	79.4	33.0	48.5	—	160.9
Cash and cash equivalents, end of period	23.4	34.4	37.1	—	94.9
Less: Cash and cash equivalents included in assets held for sale	—	0.7	—	—	0.7
Cash and cash equivalents, end of period	$23.4	$33.7	$37.1	$—	$94.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 29, 2012 and July 1, 2011 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
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
RESULTS OF OPERATIONS
The following tables present our sales and operating income from continuing operations, and related percentages, attributable to each operating segment, for the three and nine months ended June 29, 2012 and July 1, 2011 (dollars in millions).

	Three Months Ended				Nine Months Ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
Sales by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$2,319.6	70%	$2,253.9	69%	$7,053.4	70%	$6,734.3	69%
Food and Support Services – International	673.9	20%	698.0	21%	2,030.5	20%	2,047.7	21%
Uniform and Career Apparel	342.6	10%	333.8	10%	1,020.4	10%	1,008.5	10%
	$3,336.1	100%	$3,285.7	100%	$10,104.3	100%	$9,790.5	100%

	Three Months Ended				Nine Months Ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
Operating Income by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$74.1	64%	$69.2	63%	$301.4	72%	$286.0	72%
Food and Support Services – International	23.0	20%	22.8	21%	65.8	16%	55.3	14%
Uniform and Career Apparel	30.4	27%	30.4	27%	87.0	21%	90.1	23%
	127.5	111%	122.4	111%	454.2	109%	431.4	109%
Corporate	(12.2)	-11%	(12.6)	-11%	(38.3)	-9%	(35.5)	-9%
	$115.3	100%	$109.8	100%	$415.9	100%	$395.9	100%
Consolidated Overview
Sales of $3.3 billion for the third quarter of fiscal 2012 and $10.1 billion for the nine month period represented an increase of 2% and 3% over the prior year periods, respectively. This increase is primarily attributable to growth in the Higher Education business and the Sports & Entertainment and Business & Industry sectors of the Food and Support Services—North America segment and growth in Ireland, China, Chile and Argentina in our Food and Support Services—International segment and the impact of acquisitions (approximately 1% in both periods). This increase was partially offset by a sales decline in the U.K. in our Food and Support Services—International segment and the negative impact of foreign currency translation (approximately -2% and -1%, respectively).

Operating income was $115.3 million and $415.9 million for the three and nine month periods of fiscal 2012 compared to $109.8 million and $395.9 million in the prior year periods, respectively. This increase is primarily attributable to profit growth in our Higher Education business, our Healthcare sector and in the U.K., Ireland and Chile, offset by the negative impact of foreign currency translation (approximately -2% and -1%, respectively). The nine month period of fiscal 2012 also includes a favorable risk insurance adjustment of $7.4 million related to favorable claims experience, of which $5.7 million relates to our uniform rental business, planned transition and integration costs of $4.3 million related to the Filterfresh acquisition and severance related charges of $6.1 million in the Uniform and Career Apparel segment and Food and Support Services—International segment. The nine month period of fiscal 2011 includes a gain on the sale of the Company's 67% ownership interest in the security business of its Chilean subsidiary, favorable non-income tax settlements in the U.K., a goodwill and other intangible assets impairment charge, severance related charges and other income related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector and a favorable risk insurance adjustment, which resulted in an increase of operating income for the nine month period of approximately $3.0 million.

Interest and Other Financing Costs, net, for the three month period of fiscal 2012 decreased approximately $25.5 million from the prior year period primarily due to the impact of interest rate swaps maturing during fiscal 2012. Interest and Other Financing Costs, net, for the nine month period of fiscal 2012 remained flat from the period year period. Interest and Other Financing Costs, net, for the nine months ended June 29, 2012 includes $7.5 million of third-party costs incurred related to the March 2012 amendment that extended the U.S. dollar equivalent of approximately $1,231.6 million of the Company's term loans and approximately $3.0 million of hedge ineffectiveness incurred related to the Company's amendment of its cross currency swaps. Interest and Other Financing Costs, net, for the nine months ended July 1, 2011 includes interest income related to $14.1 million of favorable non-income tax settlements in the U.K. recorded in the second quarter of fiscal 2011. Interest and Other Financing Costs, net, for the three and nine month periods ended July 1, 2011 includes a write-off of deferred financing fees of $2.1 million related to the amendment that extended the U.S. dollar denominated portion of the revolving credit facility.
The Company recorded a provision for income taxes of $4.3 million on pretax income from continuing operations of $27.5 million for the three months ended June 29, 2012 as compared to a benefit for income taxes of ($3.6) million on pretax loss from continuing operations of ($3.5) million in the prior year period. The effective income tax rate for the nine months of fiscal 2012 was 27.2% compared to 27.4% in the prior year period. The change in both periods principally reflects the relative mix and amount of U.S. and non-U.S. income or loss and the impact of tax credits relative to pretax amounts.
Income from continuing operations for the three and nine month periods of fiscal 2012 was $23.2 million and $73.3 million, respectively, compared to $0.2 million and $58.6 million in the prior year periods, respectively. Net income attributable to noncontrolling interest for the three and nine month periods of fiscal 2012 was $0.6 million and $2.4 million, respectively, compared to $0.4 million in both prior year periods.
Segment Results
The following tables present a fiscal 2012/2011 comparison of segment sales and operating income from continuing operations together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Nine Months Ended
Sales by Segment	June 29, 2012	July 1, 2011	Change		June 29, 2012	July 1, 2011	Change
			$	%			$	%
Food and Support Services – North America	$2,319.6	$2,253.9	$65.7	3%	$7,053.4	$6,734.3	$319.1	5%
Food and Support Services – International	673.9	698.0	(24.1)	-3%	2,030.5	2,047.7	(17.2)	-1%
Uniform and Career Apparel	342.6	333.8	8.8	3%	1,020.4	1,008.5	11.9	1%
	$3,336.1	$3,285.7	$50.4	2%	$10,104.3	$9,790.5	$313.8	3%
	Three Months Ended				Nine Months Ended
Operating Income by Segment	June 29, 2012	July 1, 2011	Change		June 29, 2012	July 1, 2011	Change
			$	%			$	%
Food and Support Services – North America	$74.1	$69.2	$4.9	7%	$301.4	$286.0	$15.4	5%
Food and Support Services – International	23.0	22.8	0.2	1%	65.8	55.3	10.5	19%
Uniform and Career Apparel	30.4	30.4	—	0%	87.0	90.1	(3.1)	-3%
Corporate	(12.2)	(12.6)	0.4	-3%	(38.3)	(35.5)	(2.8)	8%
	$115.3	$109.8	$5.5	5%	$415.9	$395.9	$20.0	5%

Food and Support Services—North America Segment
Food and Support Services—North America segment sales for the three and nine month periods of fiscal 2012 increased 3% and 5% over the prior year periods, respectively, primarily due to growth in the Higher Education business, the Sports & Entertainment and Business & Industry sectors and the positive impact of acquisitions (approximately 1% and 2%, respectively). The Business & Industry sector had mid-single digit sales growth for the third quarter and high-single digit sales growth for the nine month period of fiscal 2012 primarily due to base business growth in our food and facilities services businesses and the Filterfresh acquisition. The Education sector had low-single digit sales growth for the third quarter and mid-single digit sales growth for the nine month period of fiscal 2012, due to base and net new business growth in our Higher Education food and facilities services businesses. The Healthcare sector had low-single digit sales decline for the third quarter with base business growth being more than offset by the impact of certain lost business in the prior year. For the nine month period of fiscal 2012, the Healthcare sector had mid-single digit sales growth primarily due to base business growth and the acquisition of Masterplan within the healthcare technologies business. The Sports & Entertainment sector had low-single digit sales growth for the third quarter and nine month period of fiscal 2012 primarily related to growth in our Major League Baseball venues.
Operating income for the third quarter of fiscal 2012 was $74.1 million compared to $69.2 million in the prior year period primarily due to profit growth in our Higher Education business offset by the negative impact of foreign currency translation (approximately -1%). Operating income for the nine month period of fiscal 2012 was $301.4 million compared to $286.0 million in the prior year period as profit growth in our Higher Education business and Healthcare sector more than offset the negative impact of foreign currency translation (approximately -1%), the profit decline in our Business & Industry sector, planned transition and integration costs of $4.3 million related to the Filterfresh acquisition and the other income recognized in the first quarter of fiscal 2011 of $7.8 million related to a compensation agreement signed with the NPS under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.
Food and Support Services—International Segment
Sales in the Food and Support Services—International segment for the three month period of fiscal 2012 decreased 3% compared to the prior year period as growth in Ireland, China, Argentina and Chile was more than offset by the negative impact of foreign currency translation (approximately -7%) and the sales decline in the U.K. and Spain. Sales in the Food and Support Services—International segment for the nine month period of fiscal 2012 decreased 1% compared to the prior year period as growth in Ireland, Germany, China, Chile and Argentina was more than offset by the negative impact of foreign currency translation (approximately -4%), divestitures (approximately -1%) and the sales decline in the U.K.

Operating income for the third quarter of fiscal 2012 was $23.0 million compared to $22.8 million in the prior year period as profit growth in the U.K., Ireland, China and Chile more than offset the negative impact of foreign currency translation (approximately -8%). Operating income for the nine month period of fiscal 2012 was $65.8 million compared to $55.3 million in the prior year period. This increase is primarily attributable to profit growth in the U.K., Ireland, Germany, Spain and Chile and a reduction in severance related expenses, which more than offset the profit decline in our equity method investee in Japan and the negative impact of foreign currency translation (approximately -4%). Operating income in the nine months ended of fiscal 2011 includes a gain of $6.4 million related to the divestiture of the Company’s 67% ownership interest in the security business of its Chilean subsidiary, favorable non-income tax settlements in the U.K. of $5.3 million, a goodwill and other intangible assets impairment charge of $5.3 million related to our India operations and severance related expenses of $11.4 million.
Uniform and Career Apparel Segment
Uniform and Career Apparel segment sales increased 3% and 1% for the three and nine month periods of fiscal 2012 compared to the prior year periods, respectively, primarily due to an increase in our rental business.
Operating income for the third quarter of fiscal 2012 was $30.4 million compared to $30.4 million in the prior year period. Operating income for the nine month period of fiscal 2012 was $87.0 million compared to $90.1 million in the prior year period. This decrease is due to investments in growing our sales force and higher energy costs in fiscal 2012. Operating income in the nine month period of fiscal 2012 includes a favorable risk insurance adjustment of $5.7 million compared to $4.8 million in the prior year period. Operating income for the nine month period of fiscal 2012 includes severance related charges of $4.0 million compared to $1.3 million in the prior year period.

Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $12.2 million for the third quarter of fiscal 2012 compared to $12.6 million for the prior year period. The decrease is primarily due to a decrease of share-based compensation expense related to the reversal of expense previously recognized for the Performance-Based Options (see Note 10 to the condensed consolidated financial statements), which more than offsets losses due to the change in fair value on gasoline and diesel fuel agreements and costs related to the hiring of the new Chief Executive Officer and President in May 2012. For the nine month period of fiscal 2012, corporate expenses were $38.3 million compared to $35.5 million for the prior year period. The increase is mainly due to the increase in share-based compensation expense (see Note 10 to the condensed consolidated financial statements), losses due to the change in fair value on gasoline and diesel fuel agreements and costs related to the hiring of the new Chief Executive Officer and President in May 2012, which more than offset the prior year charges for headcount reductions.
LIQUIDITY AND CAPITAL RESOURCES
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash provided by operating activities was $190.4 million in the nine month period of fiscal 2012 compared to cash used in operating activities of $46.5 million in the comparable period of fiscal 2011. The principal components (in millions) of the net change of $236.9 million were:

•	Increase in the total of net income and noncash charges	$2.6
•	Impact of accounting change related to accounts receivable securitization	220.9
•	Increased working capital requirements	(17.5)
•	Other, net	30.9
		$236.9
The net change in cash flows provided by operating activities was driven by the new accounting treatment for the Company’s accounts receivable securitization agreement. On October 2, 2010, the Company adopted new accounting guidance that affected the presentation of its accounts receivables securitization program, through which the Company sells eligible accounts receivables on a revolving basis. As a result of implementing the new guidance, funding under the agreement of $220.9 million on October 2, 2010 was reflected in the Company’s Condensed Consolidated Statement of Cash Flows as a use of cash from the securitization of accounts receivables under net cash used in operating activities and as a source of cash under net cash provided by financing activities. As expected and consistent with historical patterns, working capital was a use of cash for us during the nine month period of fiscal 2012. The change in working capital requirements relates principally to changes in Inventory (approximately $29.7 million), primarily due to the growth of the business and Accrued Expenses (approximately $36.8 million) related to the timing of customer advance payments as compared to the period year period, partially offset by changes in Accounts Receivable (approximately $24.6 million), primarily due to the overall growth in the business and the timing of collections and Accounts Payable (approximately $17.3 million), due to timing of disbursements. The “Other, net” caption reflects adjustments to net income in the current year and prior year periods related to nonoperating gains and losses.
During the first quarter of fiscal 2012, ARAMARK Refreshment Services, LLC, a subsidiary of the Company, acquired all of the outstanding shares of common stock of Van Houtte USA Holdings, Inc. (doing business as “Filterfresh”), a refreshment services company, for approximately $145.2 million. The acquisition was financed with cash on hand and borrowings under the Company’s revolving credit facility. Under the terms of the purchase agreement, if a certain significant customer relationship was not maintained within a specific timeframe, the Company was entitled to a refund of a portion of the purchase price. During the second quarter of 2012, the Company received a refund of approximately $7.4 million related to the termination of this customer relationship. During the second quarter of fiscal 2011, ARAMARK Clinical Technology Services, LLC, a subsidiary of the Company, purchased the common stock of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.2 million (see Note 3 to the condensed consolidated financial statements). During the third quarter of fiscal 2012, the Company received $5.5 million in cash related to the settlement of indemnity claims filed against the former owners of Masterplan. During the second quarter of fiscal 2011, the Company completed the sale of the Company's 67% ownership interest in a security business in its Chilean subsidiary for approximately $7.7 million in cash and future consideration of approximately $4 million. During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC, an online and mobile food ordering service, for consideration of $50.0 million in cash.
During the second quarter of fiscal 2011, the Company received proceeds of $7.8 million related to a compensation agreement signed with the National Park Service (NPS) under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.
On February 29, 2012, the Company entered into Amendment Agreement No. 2 (the “Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, the “Credit Agreement”). The Amendment Agreement extended the maturity date of an aggregate U.S. dollar equivalent of approximately $1,231.6 million of the Company’s term loans and $66.7 million of letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016. The maturity dates of the extended term loans and letter of credit deposits will accelerate to October 31, 2014 if any of the Company’s senior fixed rate notes due 2015 or senior floating rate notes due 2015 remain outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 mature on February 1, 2015. The term loans extended include (i) $858.1 million of U.S. dollar denominated term loans borrowed by the Company; (ii) ¥5,150.9 million of yen denominated term loans borrowed by the Company; (iii) $75.4 million of U.S. dollar denominated term loans borrowed by a Canadian subsidiary of the Company; (iv) €30.4 million of Euro denominated term loans borrowed by an Irish subsidiary of the Company; (v) £82.3 million of sterling denominated term loans borrowed by a U.K. subsidiary of the Company; and (vi) €46.1 million of Euro denominated term loans borrowed by German subsidiaries of the Company. From and after the effective date of the Amendment Agreement, (A) the Eurocurrency rate margin and letter of credit fees with respect to the extended U.S. dollar denominated and Euro denominated term loans and letter of credit deposits increased 1.375% to 3.25%, (B) the margin on extended U.S. dollar denominated base rate term loans increased 1.375% to 2.25% and (C) the margins on extended yen denominated term loans and sterling denominated term loans increased 1.375% to 3.375%. The maturity date, interest margins and letter of credit fees for lenders not extending their loans or letters of credit deposits remain unchanged. Consenting lenders received a one-time amendment fee of approximately $3.2 million in the aggregate on their total loan commitments. During the second quarter of fiscal 2012, approximately $7.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $4.5 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners.

On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the Parent Company Notes). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, 8.50% senior notes due 2015 and senior floating rate notes due 2015. The Parent Company is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to the Company’s outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the 8.50% senior notes due 2015 and the senior floating rate notes due 2015. If the Company does not have sufficient covenant capacity to distribute such amounts to the Parent Company, the Parent Company will have the ability to pay the interest on the Parent Company Notes through the issuance of additional notes. During the nine months ended July 1, 2011, the Parent Company used the net proceeds from the offering of the Parent Company Notes, along with $132.7 million in borrowings by the Company under the extended U.S. Dollar revolving credit facility, which were paid as dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation, to pay an approximately $711 million dividend to the Parent Company’s shareholders and to pay fees and expenses related to the issuance of the Parent Company Notes. During the nine months ended June 29, 2012, the Company distributed approximately $53.7 million to the Parent Company as an advance which was used to pay the interest on the Parent Company Notes.
The Company’s 5.00% senior notes, contractually due in June 2012, were paid in full during the third quarter of fiscal 2012 through additional borrowings under the senior secured revolving credit facility.
Management believes that the Company’s cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $283.9 million and $272.8 million at July 27, 2012 and June 29, 2012, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings and other cash needs. We believe we enjoy a strong liquidity position overall and we will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company also monitors its cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.
As of June 29, 2012, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $475.6 million (un-extended) and $2,265.5 million (extended); a yen denominated term loan to the Company in the amount of ¥5,123.8 million (extended); a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $85.6 million (un-extended) and $75.5 million (extended); a Euro denominated term loan to an Irish subsidiary in an amount of €11.2 million (un-extended) and €30.4 million (extended); a sterling denominated term loan to a U.K. subsidiary in an amount of £33.0 million (un-extended) and £82.3 million (extended); and a Euro denominated term loan to German subsidiaries in the amount of €18.1 million (un-extended) and €46.1 million (extended). As of June 29, 2012, there was approximately $476.4 million outstanding in foreign currency borrowings.
Covenant Compliance
The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the 8.50% senior notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of June 29, 2012, we were in compliance with these covenants.
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

The following is a reconciliation of net income attributable to ARAMARK shareholder, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the senior secured credit agreement and indenture.

(dollars in millions)	Three Months Ended June 29, 2012	Three Months Ended March 30, 2012	Three Months Ended December 30, 2011	Three Months Ended September 30, 2011	Twelve Months Ended June 29, 2012
Net income attributable to ARAMARK shareholder	$22.6	$9.9	$38.7	$41.8	$113.0
Interest and other financing costs, net	87.8	118.5	108.8	111.1	426.2
Provision (benefit) for income taxes	4.3	4.2	18.9	(13.1)	14.3
Depreciation and amortization	132.4	131.7	131.9	128.0	524.0
EBITDA	247.1	264.3	298.3	267.8	1,077.5
Share-based compensation expense(1)	1.0	5.7	5.9	5.5	18.1
Unusual or non-recurring (gains)/losses(2)	—	—	—	10.7	10.7
Pro forma EBITDA for equity method investees(3)	6.5	6.3	8.0	5.0	25.8
Pro forma EBITDA for certain transactions(4)	—	—	(0.1)	3.2	3.1
Seamless North America, LLC EBITDA(5)	(3.6)	(5.3)	(2.9)	(3.9)	(15.7)
Other(6)	0.4	1.1	7.5	7.8	16.8
Adjusted EBITDA	$251.4	$272.1	$316.7	$296.1	$1,136.3

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

(6)
Other includes certain other miscellaneous items (the three months ended June 29, 2012 includes a gain of approximately $3.5 million for proceeds received related to the Masterplan indemnity claims and a loss of approximately $2.2 million resulting from the change in fair value on gasoline and diesel contracts (see Note 8 to the condensed consolidated financial statements). The three months ended December 30, 2011 and September 30, 2011 include approximately $6.7 million and $5.9 million, respectively, of severance and other related costs incurred by the Company).

Our covenant requirements and actual ratios for the twelve months ended June 29, 2012 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	4.50x	3.41x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.77x

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
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of June 29, 2012 was $171.4 million, which is based on approximately 11.5 million shares of common stock of the Parent Company valued at $14.96 per share. The Stockholders Agreement, the senior secured credit agreement, the indenture governing the 8.50% senior notes due 2015, the indenture governing the senior floating rate notes due 2015 and the indenture governing the notes issued by the Parent Company contain limitations on the amount that can be expended for such share repurchases.
The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. In June 2012, the Company amended the Receivables Facility to increase the maximum amount from $250.0 million to $300.0 million and extend the maturity date to January 2015. The Company incurred third-party costs of approximately $0.5 million related to the new amendment. As of June 29, 2012, approximately $253.3 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of June 29, 2012 has not materially changed from September 30, 2011 (See Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2011). See Note 8 of the Condensed Consolidated Financial Statements for a discussion of the Company’s derivative instruments and Note 16 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of June 29, 2012.

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

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended June 29, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 29, 2012 and September 30, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended June 29, 2012 and July 1, 2011; (iii) Condensed Consolidated Statements of Operations for the nine months ended June 29, 2012 and July 1, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 2012 and July 1, 2011; (v) Condensed Consolidated Statements of Equity for the nine months ended June 29, 2012 and July 1, 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

August 9, 2012	/s/ JOSEPH MUNNELLY
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

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended June 29, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 29, 2012 and September 30, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended June 29, 2012 and July 1, 2011; (iii) Condensed Consolidated Statements of Operations for the nine months ended June 29, 2012 and July 1, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 2012 and July 1, 2011; (v) Condensed Consolidated Statements of Equity for the nine months ended June 29, 2012 and July 1, 2011; and (vi) Notes to Condensed Consolidated Financial Statements.