Form 10-K
period 2012-09-28
ARAMARK CORP
filed 2012-12-20
CIK 7032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2012
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
___________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established public trading market for any of the common stock of the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of March 30, 2012 was $-0-. As of November 23, 2012, the common stock of the registrant was owned by ARAMARK Intermediate Holdco Corporation.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None

Item 1.
BUSINESS
Overview
ARAMARK Corporation (“ARAMARK,” the “Company,” “we” or “us”) is a leading provider of a broad range of managed services to business, educational, healthcare and governmental institutions and sports, entertainment and recreational facilities.
In the United States, we are one of the largest food, hospitality and facility services companies, and in most of the other countries in which we operate, we are one of the leading providers. Our uniform and career apparel business is the second largest in the United States and provides both rental and direct marketing services. Through our geographic presence and our approximately 259,000 employees (including seasonal employees), we serve thousands of clients and millions of customers in 22 countries around the world. In this Annual Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2012,” which refers to our fiscal year ended September 28, 2012.
Segment and geographic information is incorporated by reference to Note 14 to the consolidated financial statements.
On January 26, 2007, we completed a merger whereby prior ARAMARK stockholders received $33.80 in cash for each share of ARAMARK common stock held. Investment funds associated with or designated by the GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus (our “Sponsors”) invested $1,705.0 million in equity securities of ARAMARK Holdings Corporation (“Holdings” or the “Parent Company”), our ultimate parent company, as part of our going-private transaction (the “Transaction”). In addition, Joseph Neubauer, Chairman and former Chief Executive Officer of ARAMARK, contributed 7,055,172.83 shares of Class A common stock (having an aggregate value of $200.0 million) to Holdings. Approximately 250 members of the Company’s management were also offered the opportunity to invest in the equity of Holdings in connection with the Transaction and such members of management contributed approximately $143.4 million in the aggregate. Since the closing of the Transaction, additional members of the Company’s management also have invested.

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
Food and Support Services
Our Food and Support Services group manages a number of interrelated services—including food, hospitality and facility services—for businesses, healthcare facilities, school districts, colleges and universities, sports, entertainment and recreational venues, conference and convention centers, national and state parks and correctional institutions. In fiscal 2012, our Food and Support Services—North America segment generated $9.4 billion in sales, or 70% of our total sales, and our Food and Support Services—International segment generated $2.7 billion in sales, or 20% of our total sales. No individual client represents more than 1% of our consolidated sales, other than, collectively, a number of U.S. government agencies. See Note 14 to the Company's consolidated financial statements for information on revenue, profit and total assets for the Food and Support Services - North America segment and the Food and Support Services - International segment.
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
Although we provide a range of services and call on a wide variety of clients, in recent years the food and support services industry has experienced some consolidation. We believe that other recent dynamics in the food and support services industry include continued growth in the outsourcing of food service and facilities management as a result of:

•	clients focusing on their core competencies and outsourcing their non-core activities and services;

•	clients addressing the need to satisfy customer demand;

•	clients facing increasing cost pressures and looking for cost-effective alternatives to self-administered food and support activities;

•	an increase in the retail orientation of food service management; and

•	continuing client interest in obtaining multiple support services from one supplier.
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
Sports and Entertainment. We provide concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve 150 professional (including minor league affiliates) and college sports teams, including 38 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We also serve 26 convention and civic centers, 16 national and state parks and other resort operations, plus numerous concert venues, entertainment complexes and other popular tourist attractions in the United States and Canada.
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
Healthcare. We provide a wide range of non-clinical support services to approximately 1,100 healthcare and senior living facilities in the United States and Canada. We offer healthcare organizations a single source provider for managed service solutions, including patient food and nutrition services, retail food services, clinical equipment maintenance, environmental services, laundry and linen distribution, plant operations, energy management, strategic/technical services, supply chain management, purchasing and central transportation.

Customers and Services—International Segment
Our Food and Support Services—International segment provides a similar range of services as that provided to our Food and Support Services—North America segment clients and operates in several sectors, including business and industry, sports and entertainment, healthcare and education. We have operations in 19 countries outside North America. Our largest international operations are in the United Kingdom, Germany, Chile and Ireland, and in each of these countries we are one of the leading food service providers. We also have operations in other countries, including China, Belgium, South Korea and Argentina, and we own 50% of AIM Services Co., Ltd., a leader in providing outsourced food services in Japan. The clients we serve in this segment are typically similar to those served in the North America segment and vary by country depending upon local dynamics and conditions. There are particular risks attendant with our international operations. Please see the “Risk Factors” section.
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
Our relationship with SYSCO is important to our operations. In fiscal 2012, SYSCO distributed approximately 60% of our food and non-food products in the United States and Canada, and we believe that we are one of SYSCO’s largest customers. However, we believe that the products acquired through SYSCO can, in significant cases, be purchased through other sources and that termination of our relationship with SYSCO or any disruption of SYSCO’s business would cause only short-term disruptions to our operations.
Outside the U.S. and Canada, our approach to purchasing is substantially similar. On a country-by-country basis, we negotiate pricing and other terms for a majority of our purchases of food and related products with manufacturers operating in the applicable country, and we purchase these products and other items through distributors in that country. In countries outside the U.S. and Canada, due to our ability to negotiate favorable terms with our suppliers, we receive vendor consideration, including rebates, allowances and volume discounts. See “Types of Contracts” below. As in the U.S. and Canada, our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers. As in the U.S. and Canada, our agreements with our distributors are subject to termination by either party after a notice period, which is generally 60 days. The pricing and other financial terms of these agreements are renegotiated periodically.
Our relationship with distributors in the countries outside the U.S. and Canada is important to our operations, but from an overall volume standpoint, no distributor outside the U.S. and Canada distributes a volume of products that is comparable to SYSCO. Furthermore, we believe that products we acquire from our distributors in countries outside the U.S. and Canada can, in significant cases, be purchased from other sources, and that the termination of our relationships with our distributors outside the U.S. and Canada, or the disruption of their business operations, would cause only short-term disruption to our operations.
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
Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. While we may benefit from greater upside potential with a profit and loss contract, we are responsible for all the operating costs and consequently bear greater downside risk than with a client interest contract. For fiscal 2012, approximately 73% of our food and support services sales were derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we receive vendor consideration, including rebates, allowances and volume discounts that we retain except in those cases and to the extent that, under certain arrangements, they are passed through to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2012, approximately 27% of our food and support services sales were derived from client interest contracts.
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
Competition
There is significant competition in the food and support services business from local, regional, national and international companies, as well as from the businesses, healthcare institutions, colleges and universities, correctional facilities, school districts and public assembly facilities that decide to provide these services themselves. Institutions may decide to operate their own services or outsource to one of our competitors following the expiration or termination of contracts with us. In our Food and Support Services—North America segment, our external competitors include other multi-regional food and support service providers, such as Centerplate, Inc., Compass Group plc, Delaware North Companies Inc. and Sodexo Alliance SA. Internationally, our external food service and support service competitors include Compass Group plc, Elior SA, International Service System A/S and Sodexo Alliance SA. We also face competition from many regional and local service providers.
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

Through our rental and direct marketing businesses, we provide a total uniform solution to our clients. In fiscal 2012, our Uniform and Career Apparel segment generated $1.4 billion in sales, or 10% of our total fiscal 2012 sales. See Note 14 to the Company's consolidated financial statements for information on revenue, profit and total assets for the Uniform and Career Apparel segment.
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
Customers and Services

As part of our full service approach, we offer fabric, style and color options specific to a customer's needs. We stock a broad product line of uniforms and career apparel. We typically visit our customers' sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement. We also offer products for direct sale.
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
We conduct our direct marketing business through three primary brands—WearGuard, Crest and ARAMARK. We design, source or manufacture and distribute distinctive image apparel to workers in a wide variety of industries. We deliver expanded services to customers through catalogs, the Internet, dedicated sales representatives and telemarketing sales channels. We customize and embroider personalized uniforms and logos for customers through an extensive computer assisted design center and distribute work clothing, outerwear, business casual apparel and footwear throughout the United States, Puerto Rico and Canada.
Operations
We operate our uniform rental business as a network of 78 laundry plants and 148 satellite plants and depots supporting over 2,500 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We operate a cutting and sewing plant in Mexico, which satisfies a substantial amount of our standard uniform inventory needs. We also purchase additional uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one vendor would not have a significant impact on us.
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
Our direct marketing business distributes approximately 21.5 million pieces of direct mail and e-mail promotions annually and approximately 500,000 to existing and prospective customers. Catalog distribution is based on the selection of recipients in accordance with predetermined criteria from internal customer lists as well as those purchased or rented from other organizations. We also sell across the Internet at www.ShopAramark.com.
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
Employees of ARAMARK
As of September 28, 2012, we had a total of approximately 259,000 employees, including seasonal employees, consisting of approximately 161,000 full-time and approximately 98,000 part-time employees in our three business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. The approximate number of employees by segment is as follows: Food and Support Services—North America: 166,000; Food and Support Services—International: 80,000; Uniform and Career Apparel: 13,000. In addition, the ARAMARK corporate staff is approximately 200 employees. Approximately 40,000 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.
Governmental Regulation
We are subject to various governmental regulations, such as environmental, labor, employment, immigration, health and safety laws and liquor licensing and dram shop laws. In addition, our facilities and products are subject to periodic inspection by federal, state and local authorities. We have established, and periodically update, various internal controls and procedures designed to maintain compliance with these regulations. Our compliance programs are subject to changes in federal or state legislation, or changes in regulatory interpretation, implementation or enforcement. From time to time both federal and state government agencies have conducted audits of certain of our practices as part of routine investigations of providers of services under government contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, seizures or being barred from bidding on government contracts.

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
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our contract food service business and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 28, 2012, our subsidiaries held liquor licenses in 43 states and the District of Columbia, three Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and most contracts are subject to termination if we lose our liquor license for the facility. Our service of alcoholic beverages is also subject to state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron or to third parties for the acts of the patron. We sponsor regular training programs designed to minimize the likelihood of such a situation. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
Our uniform rental business and our food and support service business are subject to various environmental protection laws and regulations, including the U.S. federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state and local statutes and regulations governing the use, management, and disposal of chemicals and hazardous materials. In particular, industrial laundries use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to water (through sanitary sewer systems and publicly owned treatment works) and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring, and recordkeeping requirements. We also may use and manage chemicals and hazardous material in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to maintain compliance with environmental protection laws and regulations. Given the regulated nature of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or emanating from our owned or leased property or our clients' properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge, or responsibility for the presence of such hazardous substances. We may not know whether our clients' properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits.
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
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers’ compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in the prices for our products and services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our client contracts. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform rental business, and to a lesser extent in our food and support services segments. From time to time we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand and the increased production of biofuels such as ethanol. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes.
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
Our success also depends to a substantial extent on the ability, experience and performance of our management.
Healthcare reform legislation could have an impact on our business.
During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that have increased our healthcare costs include the removal of annual plan limits and the mandate that health plans provide 100% coverage on expanded preventative care. In addition, our healthcare costs could increase significantly as the new legislation and accompanying regulations require us to automatically enroll employees in health coverage, potentially cover more variable hour employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. While much of the cost of the recent healthcare legislation enacted will occur on or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs.
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
We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety, including regulations of the U.S. Occupational Safety and Health Administration, federal motor carrier safety, data privacy, environmental protection, the import and export of goods and customs regulations, the False Claims Act, minority business enterprise and women owned business enterprise statutes, cost principles and regulations, the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and regulations relating to the services we provide in connection with governmentally funded entitlement programs.
From time to time, both federal and state governmental agencies have conducted reviews of our billing practices as part of investigations or audits of providers of services under governmental contracts, or otherwise. We also receive requests for information from governmental agencies in connection with these reviews. While we attempt to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations.
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
A portion of our sales, estimated to be approximately 11.7% in fiscal 2012, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations. For example, in connection with the Healthy and Hunger Free Kids Act of 2010 and related Final Rule on Nutrition Standards in the National School Lunch and School Breakfast Programs promulgated by the United States Department of Agriculture, the federal government enacted a variety of programmatic changes to the National School Lunch and School Breakfast Programs. These programmatic modifications could impact our operations and/or our results of operations in those accounts where the client participates in one of the Child Nutrition Programs.
Further unionization of our workforce may increase our costs.
Approximately 40,000 employees in our U.S. operations are represented by unions and covered by collective bargaining agreements. The unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.
We may incur significant liability as a result of our participation in multiemployer defined benefit pension plans.
We operate at a number of locations under collective bargaining agreements. Under some of these agreements, we are obligated to participate in and contribute to multiemployer defined benefit pension plans. As a contributing employer to such plans, should ARAMARK withdraw, either totally or trigger a “partial withdrawal,” we would be subject to withdrawal liability (or partial withdrawal liability) for our proportionate share of any unfunded vested benefits. In addition, if a multiemployer defined benefit pension plan fails to satisfy the minimum funding standards, we could be liable to increase our contributions to meet minimum funding standards. Also, if a participating employer withdraws from the plan or experiences financial difficulty, including bankruptcy, our obligation could increase. The financial status of certain of the plans in which ARAMARK participates has deteriorated in the recent past and continues to deteriorate. In addition, any increased funding obligations for underfunded multiemployer defined benefit pension plans could have a financial impact on us.
Our international business results are influenced by currency fluctuations and other risks that could have an effect on our results of operations and financial condition.
A significant portion of our sales is derived from international business. During fiscal 2012, approximately 20% of our sales were generated outside of North America. We currently have a presence in 19 countries outside of North America with approximately 80,000 personnel. The operating results of our non-U.S. subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations. We intend to continue to develop our business in emerging countries over the long term. Emerging international operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; and nationalization and expropriation of private assets.
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
We are subject to various environmental protection laws and regulations, including the U.S. federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations governing the use, management, and disposal of chemicals and hazardous materials. In particular, industrial laundries in our uniform rental business use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to water (through sanitary sewer systems and publicly owned treatment works) and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring, and recordkeeping requirements. We also may use and manage chemicals and hazardous material in our operations from time to time. In the course of our business, we may be subject to penalties and fines for non-compliance with environmental protection laws and regulations and we may settle, or contribute to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. In addition, changes to environmental laws may subject us to additional costs or cause us to change aspects of our business. Under U.S. federal and state environmental protection laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or emanating from our owned or leased property or our client's properties, as well as related costs of investigation and property damage, without regard to our fault, knowledge, or responsibility for the presence of such hazardous materials. There can be no assurances that locations that we own, lease or otherwise operate, either for ourselves or for our clients, or that we may acquire in the future, have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded facilities. In connection with our present or past operations and the present or past operations of our predecessors or companies that we have acquired, hazardous substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is adversely affected or the value of such properties is diminished by such migration.

Our Sponsors can strongly influence us and may have conflicts of interest with us in the future.
The Sponsors indirectly own, through their ownership in Holdings, a substantial majority of our capital stock on a fully-diluted basis (approximately 84%) because of the Transaction. As a result, the Sponsors have the ability to prevent any transaction that requires the approval of stockholders. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors, or funds controlled by or associated with the Sponsors, continue to own a significant amount of the outstanding shares of Holdings’ common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence our decisions.
Food and Support Services
Competition in our industry could adversely affect our results of operations.
There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our customers. Certain of our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self operate their food and support services, eliminating the opportunity for us to serve them or compete for the account. While we have a significant international presence, should business sector clients require multinational bidding, we may be placed at a competitive disadvantage because we may not be able to offer as extensive a portfolio of services or services in as many countries as some of our competitors.
Sales of sports, entertainment and recreational services have been, and in the future would be, adversely affected by a decline in attendance at client facilities or by a reduction or cessation of events.
The portion of our food and support services business which provides services in public facilities such as convention centers and tourist and recreational attractions is sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients’ facilities has, and in the future could, result in a reduction in our sales. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our sales, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including labor disruptions involving sports leagues, poor performance by the teams playing in a facility, number of playoff games, inclement weather and adverse economic conditions which would adversely affect sales and profits. For example, in 2012, the collective bargaining agreement for the players in the National Hockey League expired. As a result, the 2012/2013 season has not yet commenced play. Any decrease in the number of games played would mean a loss of sales and reduced profits at the venues we service.
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
Our business is contract intensive and we are parties to many contracts with clients all over the world. Our client interest contracts provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service. Contract terms under which we base these determinations and, for certain government contracts, regulations governing our cost determinations, may be subject to differing interpretations which could result in disputes with our clients from time to time. Clients generally have the right to audit our contracts, and we periodically review our compliance with contract terms and provisions. If clients were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect sales and operating results. While we do not believe any reviews, audits or other such matters should result in material adjustments, if a large number of our client arrangements were modified in response to any such matter, the effect could be materially adverse to our business or results of operations.
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
In fiscal 2012, one distributor provided approximately 60% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure in such countries.
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
We supply uniform services to the airline, automotive, hospitality, retail and manufacturing industries, among others, all of which have been subject to one or more of shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and a shift to offshore manufacturing and bankruptcy. Economic hardship among our client base could cause some of our clients to restrict expenditures or even cease to conduct business, both of which could negatively affect our sales and operating results.
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
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We seek to require our suppliers to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a challenge, especially with respect to suppliers located and goods sourced outside the United States. In addition, insolvency experienced by suppliers could make it difficult for us to source our products. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our results of operations.
Risks related to our indebtedness
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of September 28, 2012, our outstanding indebtedness was $5,413.3 million, including our senior notes and our receivables facility. We had additional availability of approximately $649.0 million under our revolving credit facility at that date. Our Parent Company also has $595.5 million of indebtedness.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our 8.50% senior notes due 2015 ("fixed rate notes") and our senior floating rate notes due 2015 ("floating rate notes"). If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

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
If, due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, although a significant amount of our long-term borrowings do not mature until 2015 and later, if we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our fixed rate notes and floating rate notes restrict our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our senior secured credit agreement and the indenture governing our fixed rate notes and floating rate notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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
In addition, our senior secured revolving credit facility requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and in the event of a significant deterioration of our financial performance, we cannot assure you that we will satisfy those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon our failure to maintain compliance with these covenants that is not waived by the lenders under the revolving credit facility, the lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our unsecured indebtedness. If our senior secured indebtedness was accelerated by the lenders as a result of a default, our senior notes due 2015 may become due and payable as well. Any such acceleration may also constitute an amortization event under our receivables facility, which could result in the amount outstanding under that facility becoming due and payable.
Our Parent Company’s $600 million 8.625%/9.375% Senior Notes due 2016 (the "Parent Company Notes") accrue interest at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment of in-kind interest. Holdings is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to Holdings under the covenants to the Company’s outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the fixed rate notes and the floating rate notes. To the extent the Company distributes cash to the Parent Company to make interest payments, there will be less cash to invest in our business.

Item 1B.    Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
Our principal executive offices are located at ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate is primarily comprised of Uniform and Career Apparel facilities. As of September 28, 2012, we operated 246 service facilities in our Uniform and Career Apparel segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, and stand alone garages that are located in 40 states, Mexico, Canada and Puerto Rico. Of these, approximately 52% are leased and approximately 48% are owned. In addition, we operate one cutting and sewing plant in Mexico. We own 13 buildings that we use in our Food and Support Services—North America segment, including two office buildings, three hotels and several office/warehouse spaces, and we lease 147 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own a distribution center and four other properties and lease 82 facilities throughout the world that we use in our Food and Support Services—International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and Career Apparel and Food and Support Services business groups. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.	Legal Proceedings
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of the Company’s legal proceedings.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of November 23, 2012, all of the outstanding common stock of ARAMARK Corporation is held by ARAMARK Intermediate Holdco Corporation, which is 100% owned by Holdings. There is no established public trading market for this common stock.
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—"Liquidity and Capital Resources," for a description of restrictions on our ability to pay dividends.

Item 6.
SELECTED CONSOLIDATED FINANCIAL DATA
The following table presents selected consolidated financial data. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors, each included elsewhere herein.

(dollars in millions, except per share amounts)	Fiscal Year Ended on or near September 30(1)
	2012		2011		2010	2009	2008
Income Statement Data:
Sales	$13,505.4		$13,082.4		$12,419.1	$12,138.1	$13,252.1
Depreciation and amortization	529.2		510.5		502.9	497.2	505.7
Operating income(2)	582.2		548.2		477.5	448.6	557.5
Interest and other financing costs, net(5)	401.7		426.3		444.5	472.3	514.7
Income (loss) from continuing operations(3)	141.6		112.9		32.3	(0.2)	34.2
Net income (loss)(6)	141.9		101.2		30.7	(6.9)	39.5
Net income (loss) attributable to ARAMARK shareholder(8)	138.3		100.1		30.7	(6.9)	39.5
Cash dividends per common share(7)	—	(7)	—	(7)	—	—	—
Ratio of earnings to fixed charges(4)	1.3x		1.2x		1.0x	0.9x	1.1x
Balance Sheet Data (at period end):
Total assets(9)	$10,476.3		$10,509.6		$10,221.9	$10,326.7	$10,523.4
Long-term borrowings(9)	5,375.8		5,588.6		5,350.2	5,677.7	5,804.9
Equity(8)	1,572.5		1,477.0		1,397.0	1,360.4	1,339.8

(1)
Our fiscal year ends on the Friday nearest to September 30th. Fiscal years 2012, 2011, 2010, 2009 and 2008 refer to the fiscal years ended September 28, 2012, September 30, 2011, October 1, 2010, October 2, 2009, and October 3, 2008, respectively. Fiscal 2008 is a 53-week year. All other periods presented are 52-week years.

(2)
Fiscal 2012 includes share-based compensation expense of $15.7 million (see Note 10 to the consolidated financial statements). Fiscal 2011 includes share-based compensation expense of $17.3 million. During fiscal 2011, the Company recorded a gain of $7.7 million related to the sale of the Company’s 67% ownership interest in the security business of its Chilean subsidiary (see Note 3 to the consolidated financial statements) and a goodwill and other intangible assets impairment charge of $5.3 million (see Note 4 to the consolidated financial statements). Fiscal 2010 includes share-based compensation expense of $21.3 million. Fiscal 2009 includes share-based compensation expense of $25.4 million. During fiscal 2009, the Company initiated a repositioning effort to reduce the cost structure and address the demand softness in the WearGuard direct marketing business. In addition, the Company reduced its headcount in all the businesses in the Uniform and Career Apparel segment. As a result of these actions, the Company recorded a total charge of approximately $34.2 million during fiscal 2009. Fiscal 2008 includes share-based compensation expense of $11.8 million which included a reversal of approximately $13.3 million of share-based compensation expense during the fourth quarter of fiscal 2008 related to expense previously recognized for Performance-Based Options.

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

(5)
Interest and Other Financing Costs, net, for fiscal 2012 includes $11.1 million of third-party costs related to the amendment of the senior secured credit agreement (see Note 5 to the consolidated financial statements) and the amendment of the Company's Canadian subsidiary cross currency swap (see Note 6 to the consolidated financial statements). During fiscal 2011, the Company recorded interest income of $14.1 million related to favorable non-income tax settlements in the U.K.

(6)
On September 30, 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, for approximately $75.0 million in cash. The transaction resulted in a pretax loss of approximately $1.5 million (after-tax loss of approximately $12.0 million). Galls is accounted for as a discontinued operation in the accompanying consolidated statement of income. Galls’ results of operations have been removed from the Company’s results of continuing operations for all periods presented (see Note 2 to the consolidated financial statements).

(7)
During fiscal 2012, the Company advanced approximately $53.7 million to the Parent Company, which was used to pay the interest on the Parent Company Notes. Subsequently, the advance was reduced by approximately $30.1 million attributable to the tax benefit related to interest on the Parent Company Notes. Finally, $23.6 million was dividended by the Company to the Parent Company in order to pay down the remainder of the advance. During the third quarter of fiscal 2011, the Parent Company used the net proceeds from the offering of the Parent Company Notes, along with $132.7 million in borrowings by the Company under the revolving credit facility, which were paid as dividends to the Parent Company ($132,700 per share), for the Parent Company to pay an approximately $711 million cash dividend ($3.50 per share) to the Parent Company’s shareholders (see Note 18 to the consolidated financial statements).

(8)
On October 3, 2011, ARAMARK Refreshment Services, LLC, a subsidiary of the Company, purchased all of the outstanding shares of capital stock of Van Houtte USA Holdings, Inc. (doing business as “Filterfresh”). As part of the acquisition of Filterfresh, the Company acquired a subsidiary with a redeemable noncontrolling interest. During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC, an online and mobile food ordering service, for consideration of $50.0 million in cash. Net income attributable to the noncontrolling interest in fiscal 2012 and fiscal 2011 was $3.6 million and $1.1 million, respectively (See Notes 3 and 17 to the consolidated financial statements).

(9)
In the first quarter of fiscal 2011, the Company adopted the new authoritative accounting guidance regarding transfers of financial assets. The impact upon adoption resulted in the recognition of both the receivables securitized under the program and the borrowings they collateralize on the Consolidated Balance Sheet, which led to a $220.9 million increase in “Receivables” and “Long-Term Borrowings.” At September 28, 2012 and September 30, 2011, the amount of outstanding borrowings under the Receivables Facility was $263.8 million and $225.9 million, respectively, and is included in “Long-Term Borrowings.”

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements.
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
Asset Impairment Determinations
Goodwill and the ARAMARK and Seamless trade names are indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the Food and Support Services—International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company has completed its annual goodwill and trade names impairment tests, which did not result in an impairment charge. While at the date of our annual goodwill impairment test the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including goodwill, a prolonged economic decline in certain of the European countries in which we operate could put the Company at risk of not achieving future growth assumptions, which could result in an impairment of goodwill or other long-lived assets within the Food and Support Services—International segment.
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

RESULTS OF OPERATIONS
The following tables present our sales and operating income from continuing operations, and the related percentages, attributable to each operating segment, for the fiscal years 2012, 2011 and 2010 (dollars in millions). On September 30, 2011, the Company sold its wholly-owned subsidiary, Galls (see Note 2 to the consolidated financial statements). Accordingly, operating results for this business are reported as discontinued operations.

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	September 28, 2012		September 30, 2011		October 1, 2010
Sales by Segment	$	%	$	%	$	%
Food and Support Services – North America	$9,413.2	70%	$9,019.0	69%	$8,654.7	70%
Food and Support Services – International	2,729.5	20%	2,723.3	21%	2,437.7	20%
Uniform and Career Apparel	1,362.7	10%	1,340.1	10%	1,326.7	10%
	$13,505.4	100%	$13,082.4	100%	$12,419.1	100%

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	September 28, 2012		September 30, 2011		October 1, 2010
Operating Income by Segment	$	%	$	%	$	%
Food and Support Services – North America	$425.6	73%	$400.5	73%	$350.6	73%
Food and Support Services – International	89.9	15%	79.9	15%	75.3	16%
Uniform and Career Apparel	118.1	21%	117.3	21%	102.7	22%
	633.6	109%	597.7	109%	528.6	111%
Corporate	(51.4)	-9%	(49.5)	-9%	(51.1)	-11%
	$582.2	100%	$548.2	100%	$477.5	100%
Fiscal 2012 Compared to Fiscal 2011
Consolidated Overview
Sales of $13.5 billion for fiscal 2012 represented an increase of 3% over the prior year. This increase is primarily attributable to growth in the Higher Education business and Business & Industry sector of the Food and Support Services—North America segment, growth in Ireland, Germany, China, Chile and Argentina in our Food and Support Services—International segment, growth in the uniform rental business in our Uniform and Career Apparel segment and the impact of acquisitions (approximately 1%). Sales were also positively impacted from our role as the exclusive food service provider in the Athletes' Villages for the London Olympics in the U.K. in our Food and Support Services—International segment. This increase more than offset the sales decline in Spain in our Food and Support Services—International segment and the negative impact of foreign currency translation (approximately -1%).
Operating income was $582.2 million for fiscal 2012 compared to $548.2 million for the prior year. This increase is primarily attributable to profit growth in our Higher Education business, our Healthcare sector and in the U.K., Ireland and Chile, offset by the negative impact of foreign currency translation (approximately -1%). Fiscal 2012 also includes other income recognized of $6.7 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service ("NPS") sites in the Sports & Entertainment sector, which was terminated in the current year, a favorable risk insurance adjustment of $7.4 million related to favorable claims experience, of which $5.7 million relates to our uniform rental business, transition and integration costs of $4.9 million related to the Filterfresh acquisition and severance related charges of $6.9 million. Fiscal 2011 included a gain of approximately $7.7 million on the sale of the Company’s 67% ownership interest in the security business of its Chilean subsidiary, favorable non-income tax settlements of approximately $5.3 million in the U.K., a goodwill and other intangible assets impairment charge of $5.3 million, severance related charges of approximately $22.8 million, other income of approximately $7.8 million related to a compensation agreement signed with the NPS under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector and a favorable risk insurance adjustment of $5.7 million.
Interest and Other Financing Costs, net, for fiscal 2012 decreased approximately $24.6 million from the prior year primarily due to the positive impact of interest rate swaps that matured during fiscal 2012. Interest and Other Financing Costs, net, for fiscal 2012 includes $7.5 million of third-party costs incurred related to the March 2012 amendment that extended the

U.S. dollar equivalent of approximately $1,231.6 million of the Company's term loans and approximately $3.6 million of hedge ineffectiveness incurred related to the Company's amendment of its cross currency swaps. Interest and Other Financing Costs, net, for fiscal 2011 includes interest income related to $14.1 million of favorable non-income tax settlements in the U.K. recorded in the second quarter of fiscal 2011 and a write-off of deferred financing fees of $2.1 million related to the amendment that extended the U.S. dollar denominated portion of the revolving credit facility.
The effective income tax rate for fiscal 2012 was 21.5% compared to 7.4% in the prior year. The higher effective income tax rate in fiscal 2012 is due to a reduction of approximately $17.0 million in reserves in fiscal 2011 related to the remeasurement of an uncertain tax position.
Income from continuing operations for fiscal 2012 was $141.6 million compared to $112.9 million in the prior year. Income (loss) from discontinued operations during fiscal 2012 was $0.3 million compared to ($11.7) million in fiscal 2011. Fiscal 2011 included the pretax loss of approximately $1.5 million (after-tax loss of approximately $12.0 million) related to the sale of the Company’s wholly-owned subsidiary, Galls, for approximately $75.0 million in cash (see Note 2 to the consolidated financial statements). Net income attributable to noncontrolling interest for fiscal 2012 was $3.6 million compared to $1.1 million in the prior year.
Segment Results
The following tables present a fiscal 2012/2011 comparison of segment sales and operating income from continuing operations together with the amount of and percentage change between periods (dollars in millions).

	Fiscal Year Ended	Fiscal Year Ended
Sales by Segment	September 28, 2012	September 30, 2011	$	%

Food and Support Services – North America	$9,413.2	$9,019.0	$394.2	4%
Food and Support Services – International	2,729.5	2,723.3	6.2	—%
Uniform and Career Apparel	1,362.7	1,340.1	22.6	2%
	$13,505.4	$13,082.4	$423.0	3%

	Fiscal Year Ended	Fiscal Year Ended
Operating Income by Segment	September 28, 2012	September 30, 2011	$	%

Food and Support Services – North America	$425.6	$400.5	$25.1	6%
Food and Support Services – International	89.9	79.9	10.0	13%
Uniform and Career Apparel	118.1	117.3	0.8	1%
Corporate	(51.4)	(49.5)	(1.9)	4%
	$582.2	$548.2	$34.0	6%
Food and Support Services—North America Segment
Food and Support Services—North America segment sales for fiscal 2012 increased 4% over the prior year primarily due to growth in the Higher Education business, the Sports & Entertainment and Business & Industry sectors and the positive impact of acquisitions (approximately 2%), which more than offset the negative impact of foreign currency translation (approximately -1%). The Business & Industry sector had high-single digit sales growth for fiscal 2012 primarily due to base business growth in our Refreshment Services and facilities services businesses and the Filterfresh acquisition. This growth more than offset the sales decline in our business dining operations due to the impact of lost business. The Education sector had mid-single digit sales growth for fiscal 2012, due to base and net new business growth in our Higher Education food and facilities services businesses which more than offset the sales decline in K-12 due to the impact of lost business. The Healthcare sector had low-single digit sales growth for fiscal 2012 primarily due to base business growth and the full year effect of the 2011 acquisition of Masterplan within the Healthcare Technologies business. The Sports & Entertainment sector had low-single digit sales growth for fiscal 2012 primarily related to growth at our National Hockey League and Major League Baseball venues.
Operating income for fiscal 2012 was $425.6 million compared to $400.5 million in the prior year. The increase is due to profit growth in our Higher Education business and Healthcare sector and other income recognized of $6.7 million relating to the recovery of the Company's investment (possessory interest) at one of the NPS sites in the Sports & Entertainment sector, which was terminated in the current year. This profit growth more than offset the negative impact of foreign currency translation (approximately -1%), the profit decline in our Business & Industry sector and the transition and integration costs of $4.9 million related to the Filterfresh acquisition. Fiscal 2011 included other income recognized in the first quarter of fiscal 2011 of $7.8 million related to a compensation agreement signed with the NPS under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector and severance related charges of $6.2 million.
Food and Support Services—International Segment
Sales in the Food and Support Services—International segment for fiscal 2012 were flat compared to the prior year as growth in Ireland, Germany, China, Chile and Argentina and sales related to the London Olympics were offset by the negative impact of foreign currency translation (approximately -5%), divestitures (approximately -1%) and the sales decline in Spain.
Operating income for fiscal 2012 was $89.9 million compared to $79.9 million in the prior year. This increase is primarily attributable to profit growth in the U.K., Ireland and Chile and a reduction in severance related expenses, which more than offset the profit decline in Belgium and in our equity method investee in Japan and the negative impact of foreign currency translation (approximately -4%). Operating income for fiscal 2011 included a gain of $7.7 million related to the divestiture of the Company’s 67% ownership interest in the security business of its Chilean subsidiary, favorable non-income tax settlements in the U.K. of $5.3 million, a goodwill and other intangible assets impairment charge of $5.3 million and severance related expenses of $11.4 million.
Uniform and Career Apparel Segment
Uniform and Career Apparel segment sales increased 2% for fiscal 2012 compared to the prior year, resulting primarily from growth in our uniform rental business.
Operating income for fiscal 2012 was $118.1 million compared to $117.3 million in the prior year as the increase in favorable risk insurance adjustments compared to the prior year and a reduction in severance related expenses more than offset the fiscal 2012 increased investment in our growing sales force and higher energy costs. Operating income for fiscal 2012 includes a favorable risk insurance adjustment of $5.7 million compared to $4.8 million in the prior year. Operating income for fiscal 2012 also includes severance related charges of $2.6 million compared to $3.9 million in the prior year.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $51.4 million in fiscal 2012, compared to $49.5 million for the prior year. The increase is mainly due to costs related to the hiring of our new Chief Executive Officer and President in May 2012, which more than offset the decrease in share-based compensation expense related to Performance-Based Options (see Note 10 to the consolidated financial statements), gains due to the change in fair value on gasoline and diesel fuel agreements and prior year charges for headcount reductions.
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
Operating income was $548.2 million for fiscal 2011 compared to $477.5 million for the prior year. The increase in operating income in fiscal 2011 was attributable to profit growth in the Healthcare and Education sectors, operational efficiencies in our uniform rental business and the positive impact of foreign currency translation (approximately 2%), which more than offset the profit decline in our Business & Industry sector. Fiscal 2011 also includes a gain of approximately $7.7 million on the sale of the Company’s 67% ownership interest in the security business of its Chilean subsidiary, favorable non-income tax settlements of approximately $5.3 million in the U.K., a goodwill and other intangible assets impairment charge of $5.3 million, severance related charges of approximately $22.8 million, other income of approximately $7.8 million related to a compensation agreement signed with the NPS under which the NPS agreed to pay down a portion of our investment

(possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector and a favorable risk insurance adjustment of $5.7 million.
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
Income from continuing operations for fiscal 2011 was $112.9 million, compared to $32.3 million in fiscal 2010. Loss from discontinued operations during fiscal 2011 was ($11.7) million compared to ($1.6) million in fiscal 2010. Fiscal 2011 includes the pretax loss of approximately $1.5 million (after-tax loss of approximately $12.0 million) related to the sale of the Company’s wholly-owned subsidiary, Galls, for approximately $75.0 million in cash (see Note 2 to the consolidated financial statements).
Net income attributable to noncontrolling interest for fiscal 2011 was $1.1 million.
Segment Results
The following tables present a 2011/2010 comparison of segment sales and operating income from continuing operations together with the amount of and percentage change between periods (dollars in millions).

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
Operating income in the Food and Support Services—North America segment was $400.5 million for fiscal 2011 compared to $350.6 million in the prior year as profit growth in our Education and the Healthcare sectors, the positive impact of foreign currency translation (approximately 1%) and other income recognized of $7.8 million related to a compensation agreement signed with the NPS under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector more than offset the profit decline in our Business & Industry sector and severance related charges of $6.2 million.
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
Outlook
Our operating results continue to be impacted by the economic uncertainty being experienced in the countries in which we operate. We anticipate that economic conditions, specifically in Europe, and unemployment levels will remain challenging. In addition, we expect that the current National Hockey League lockout will have a negative effect on our results during, at least, the first quarter of fiscal 2013.
Liquidity and Capital Resources
Reference to the Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities was $745.5 million in fiscal 2012 compared to $304.7 million in fiscal 2011. The principal components (in millions) of the net change of $440.8 million were:

•	Increase in the total of net income and noncash charges	$13.3
•	Impact of accounting change related to accounts receivable securitization	220.9
•	Decreased working capital requirements	158.8
•	Other, net	47.8
		$440.8
The increase in the total of net income and noncash charges results mainly from the overall growth of the business and higher operating results of the Company, as discussed above. A portion of the net change in cash provided by operating activities was driven by the new accounting treatment for the Company’s accounts receivable securitization agreement. On October 2, 2010, the Company adopted new accounting guidance that affected the presentation of its accounts receivables securitization program, through which the Company sells eligible accounts receivables on a revolving basis. As a result of implementing the new guidance, funding under the agreement of $220.9 million on October 2, 2010 was reflected in the Company’s Consolidated Statement of Cash Flows as a use of cash from the securitization of accounts receivables under net cash provided in operating activities and as a source of cash under net cash (used in) provided by financing activities. As expected and consistent with historical patterns, working capital was a source of cash for us during fiscal 2012. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $66.7 million), primarily due to the improvement and timing of collections offset by the overall growth in the business, Accounts Payable (approximately $57.0 million), due to the timing of disbursements, Prepayments (approximately $41.4 million), primarily due to the timing of income tax payments and Accrued Expenses (approximately $18.2 million) related to the timing of customer advances as compared to the period year period, partially offset by changes in Inventory (approximately $24.3 million), primarily due to the growth of the business. The increase in the “Other, net” caption is primarily due to $34.9 million of cash distributions received in fiscal 2012 versus $10.5 million in fiscal 2011 from our 50% ownership interest in AIM Services Co., Ltd. The "Other, net" caption also reflects adjustments to net income in the current year and prior year periods related to nonoperating gains and losses.
During the first quarter of fiscal 2012, ARAMARK Refreshment Services, LLC, a subsidiary of the Company, acquired all of the outstanding shares of common stock of Van Houtte USA Holdings, Inc. (doing business as “Filterfresh”), a refreshment services company, for approximately $145.2 million. The acquisition was financed with cash on hand and borrowings under the Company’s revolving credit facility. Under the terms of the purchase agreement, if a certain significant customer relationship was not maintained within a specific timeframe, the Company was entitled to a refund of a portion of the purchase price. During the second quarter of 2012, the Company received a refund of approximately $7.4 million related to the termination of this customer relationship. During the second quarter of fiscal 2011, ARAMARK Clinical Technology Services, LLC, a subsidiary of the Company, purchased the common stock of the ultimate parent company of Masterplan, a clinical technology management and medical equipment maintenance company, for cash consideration of approximately $154.2 million (see Note 3 to the consolidated financial statements). During the third quarter of fiscal 2012, the Company received $5.5 million in cash related to the settlement of indemnity claims filed against the former owners of Masterplan. During the second quarter of fiscal 2011, the Company completed the sale of the Company's 67% ownership interest in a security business in its Chilean subsidiary for approximately $11.6 million in cash. During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC ("Seamless"), an online and mobile food ordering service, for consideration of $50.0 million in cash. On September 30, 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, for approximately $75.0 million in cash (see Note 2 to the consolidated financial statements).
During fiscal 2012, the Company received proceeds of approximately $7.3 million related to the recovery of our investment (possessory interest) at one of our NPS sites in our Sports & Entertainment sector which was terminated in the current year. During fiscal 2011, the Company received proceeds of $7.8 million related to a compensation agreement signed with the NPS under which the NPS agreed to pay down a portion of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector.
On March 26, 2010, the Company amended and restated its senior secured credit agreement (the “Restated Credit Agreement”). Among other things, the Restated Credit Agreement: (i) extends the maturity date of $1,407.4 million of the Company’s U.S. denominated term loan and $92.6 million of the letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016, (ii) permits future extensions and refinancings of the maturity date of the Company’s term loans, letter of credit deposits and revolving credit commitments under the Restated Credit Agreement, (iii) establishes a sub-limit of $250 million for letters of credit under the Restated Credit Agreement’s revolving credit facility, and (iv) permits the Company to refinance term loans in the future with the proceeds of unsecured or secured notes issued by the Company; provided that any such secured notes are subject to a customary first- or second-lien intercreditor agreement, as applicable. Consenting lenders received a one-time amendment fee of approximately $1.9 million in the aggregate on their total loan commitments. During fiscal 2010, approximately $8.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Income. Approximately $7.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
On February 29, 2012, the Company entered into Amendment Agreement No. 2 (the “Amendment Agreement No. 2”) to the Restated Credit Agreement. The Amendment Agreement No. 2 extended the maturity date of an aggregate U.S. dollar equivalent of approximately $1,231.6 million of the Company’s term loans and $66.7 million of letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016. The term loans extended include (i) $858.1 million of U.S. dollar denominated term loans borrowed by the Company; (ii) ¥5,150.9 million of yen denominated term loans borrowed by the Company; (iii) $75.4 million of U.S. dollar denominated term loans borrowed by a Canadian subsidiary of the Company; (iv) €30.4 million of Euro denominated term loans borrowed by an Irish subsidiary of the Company; (v) £82.3 million of sterling denominated term loans borrowed by a U.K. subsidiary of the Company; and (vi) €46.1 million of Euro denominated term loans borrowed by German subsidiaries of the Company. From and after the effective date of the Amendment Agreement No. 2, (A) the Eurocurrency rate margin and letter of credit fees with respect to the extended U.S. dollar denominated and Euro denominated term loans and letter of credit deposits increased 1.375% to 3.25%, (B) the margin on extended U.S. dollar denominated base rate term loans increased 1.375% to 2.25% and (C) the margins on extended yen denominated term loans and sterling denominated term loans increased 1.375% to 3.375%. Consenting lenders received a one-time amendment fee of approximately $3.2 million in the aggregate on their total loan commitments. During fiscal 2012, approximately $7.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Income. Approximately $4.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
On April 18, 2011, the Company entered into an Amendment Agreement to the Restated Credit Agreement (the “Amendment Agreement”) that extended, from January 2013 to January 2015, the maturity of, and increased, from $435 million to $500 million, the U.S. dollar denominated portion of its existing revolving credit facility. The other revolving credit facilities available to the Company under its existing senior secured credit agreement, which total $165 million and are available in both U.S. dollars and other foreign currencies, were not extended and remain unchanged. Any commitments from existing lenders in the U.S. dollar facility that were not extended have been terminated, which resulted in a write-off of deferred financing fees of $2.1 million during fiscal 2011. Existing lenders that extended the U.S. dollar denominated portion of their existing revolving credit facility include entities affiliated with GS Capital Partners and J.P. Morgan Partners. As a result of the extension, the Company’s aggregate revolver capacity under the senior secured credit agreement will be $665 million through January 2013 and $500 million from January 2013 through the January 2015 extended maturity date. From and after the effective date of the Amendment Agreement, borrowings under the new U.S. revolving facility have an applicable margin of 3.25% for Eurocurrency rate borrowings and 2.25% for base-rate borrowings. The new U.S. revolving facility has an unused commitment fee of 0.50% per annum. The maturity date of the U.S. revolving facility will accelerate from January 26, 2015 to October 26, 2013 if un-extended term loans in excess of $250 million remain outstanding on October 26, 2013. The un-extended term loans are due on January 26, 2014. All other terms are substantially similar to the terms of the existing revolving credit facilities. Commitment fees and third party costs directly attributable to the amendment were approximately $7.2 million during fiscal 2011, of which approximately $3.9 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
The Restated Credit Agreement, Amendment Agreement and Amendment Agreement No. 2 provide that if any of the Company's senior fixed rate notes due 2015 (the "fixed rate notes") or senior floating rate notes due 2015 (the "floating rate notes") are outstanding on October 31, 2014, the maturity date of the term loans, letter of credit deposits and U.S. revolving facility shall be October 31, 2014. The Company’s fixed rate notes and floating rate notes mature on February 1, 2015. The maturity date, interest margins and letter of credit fees for loans and letters of credits deposits that were not extended remain unchanged.
On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the "Parent Company Notes"). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, the fixed rate notes and the floating rate notes. The Parent Company is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to the Company’s outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the fixed rate notes and the floating rate notes. If the Company does not have sufficient covenant capacity to distribute such amounts to the Parent Company, the Parent Company will have the ability to pay the interest on the Parent Company Notes through the issuance of additional notes. The Parent Company used the net proceeds from the offering of the Parent Company Notes, along with $132.7 million in borrowings by the Company under the extended U.S. dollar revolving credit facility, which were paid as dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation, to pay an approximately $711 million dividend to the Parent Company’s shareholders and to pay fees and expenses related to the issuance of the Parent Company Notes. Third party costs directly attributable to the Parent Company Notes were approximately $14.6 million during fiscal 2011, of which approximately $8.3 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners. During fiscal 2012, the Company advanced approximately $53.7 million to the Parent Company which was used to pay the interest on the Parent Company Notes. In November 2012, the Company distributed approximately $25.9 million to the Parent Company for the payment of accrued interest.
The Company’s 5.00% senior notes, contractually due in June 2012, were paid in full during fiscal 2012.
Management believes that the Company’s cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $398.8 million and $649.0 million at November 23, 2012 and September 28, 2012, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings and other cash needs. We believe we enjoy a strong liquidity position overall and we will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company routinely monitors its cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.
As of September 28, 2012, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $475.6 million (un-extended) and $2,265.5 million (extended); a yen denominated term loan to the Company in the amount of ¥5,110.3 million (extended); a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $85.2 million (un-extended) and $75.5 million (extended); a Euro denominated term loan to an Irish subsidiary in an amount of €11.1 million (un-extended) and €30.4 million (extended); a sterling denominated term loan to a U.K. subsidiary in an amount of £32.7 million (un-extended) and £82.3 million (extended); and a Euro denominated term loan to German subsidiaries in the amount of €17.9 million (un-extended) and €46.1 million (extended). As of September 28, 2012, there was approximately $417.5 million outstanding in foreign currency borrowings.
On December 20, 2012, we amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans with a maturity date of July 26, 2016.  The proceeds of the new term loans were used to repay approximately $650 million of existing term loans with a maturity date of January 26, 2014 as well as discounts, fees and costs associated with the amendment.  The existing term loans that were repaid in connection with Amendment Agreement No. 3 included U.S. dollar denominated term loans as well as non-U.S. term loans and consisted of the remaining balance of the un-extended term loans. The maturity date of the new term loans accelerate to October 31, 2014 if any of the fixed rate notes or the floating rate notes remains outstanding on October 31, 2014.  The applicable margin with respect to the new term loans, all of which are Eurocurrency designated U.S. dollar denominated term loans borrowed by the Company, is 3.25%.  The new term loans were borrowed by the Company with an original issue discount of 0.25%.
Covenant Compliance
The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the fixed rate notes and the floating rate notes contains similar provisions. As of September 28, 2012, we were in compliance with these covenants.
Under the senior secured credit agreement and the indenture governing the fixed rate notes and the floating rate notes, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.
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

(dollars in millions)	Three Months Ended September 28, 2012	Three Months Ended June 29, 2012	Three Months Ended March 30, 2012	Three Months Ended December 30, 2011	Twelve Months Ended September 28, 2012
Net income attributable to ARAMARK shareholder	$67.1	$22.6	$9.9	$38.7	$138.3
Interest and other financing costs, net	86.6	87.8	118.5	108.8	401.7
Provision for income taxes	11.4	4.3	4.2	18.9	38.8
Depreciation and amortization	133.2	132.4	131.7	131.9	529.2
EBITDA	298.3	247.1	264.3	298.3	1,108.0
Share-based compensation expense(1)	3.1	1.0	5.7	5.9	15.7
Unusual or non-recurring (gains)/losses(2)	(6.7)	—	—	—	(6.7)
Pro forma EBITDA for equity method investees(3)	5.2	6.5	6.3	8.0	26.0
Pro forma EBITDA for certain transactions(4)	—	—	—	(0.1)	(0.1)
Seamless North America, LLC EBITDA(5)	(5.7)	(3.6)	(5.3)	(2.9)	(17.5)
Other(6)	1.3	0.4	1.1	7.5	10.3
Adjusted EBITDA	$295.5	$251.4	$272.1	$316.7	$1,135.7

(1)	Represents share-based compensation expense resulting from the application of accounting for stock options, Installment

Stock Purchase Opportunities and deferred stock unit awards (see Note 10 to the consolidated financial statements).

(2)	The Company recognized other income related to the recovery of our investment (possessory interest) at one of our NPS sites which was terminated in the current year.

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

(6)
Other includes certain other miscellaneous items (The three months ended September 28, 2012 includes a gain of approximately $1.6 million resulting from the change in fair value on gasoline and diesel contracts. The three months ended June 29, 2012 includes a gain of approximately $3.5 million for proceeds received related to the Masterplan indemnity claims and a loss of approximately $2.2 million resulting from the change in fair value on gasoline and diesel contracts. The three months ended December 30, 2011 includes approximately $6.7 million of severance and other related costs incurred by the Company).

Our covenant requirements and actual ratios for the twelve months ended September 28, 2012 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	4.50x	3.11x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	2.97x

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

The following table summarizes the Company’s future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 28, 2012 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 28, 2012	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,363,697	$26,187	$2,743,119	$2,594,391	$—
Capital lease obligations	49,584	11,275	21,441	10,571	6,297
Estimated interest payments(2)	737,300	266,200	386,700	84,400	—
Operating leases	583,068	205,009	163,898	112,137	102,024
Purchase obligations(3)	254,593	135,277	74,900	10,607	33,809
Other long-term liabilities reflected on the balance sheet(4)	261,500	7,200	9,700	5,300	239,300
	$7,249,742	$651,148	$3,399,758	$2,817,406	$381,430
		Amount of Commitment Expiration Per Period
Other Commercial Commitments as of September 28, 2012	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$181,729	$181,729	$—	$—	$—
Guarantees	—	—	—	—	—
	$181,729	$181,729	$—	$—	$—

(1)
Presumes repayment of the $1.28 billion of 8.5% senior notes due 2015 and $500 million of senior floating rate notes due 2015 by October 31, 2014 and the extended $2.6 billion U.S. and non-U.S. denominated term loan on July 26, 2016 (see Note 5 to the consolidated financial statements).

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at September 28, 2012 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2013 through 2016 is $5,078,300, $4,635,500, $3,202,700, and $2,155,200, respectively. The average interest rate (after giving effect to interest rate swaps) for each fiscal year from 2013 through 2016 is 5.24%, 5.20%, 4.47% and 3.72%, respectively. Refer to Note 5 to the consolidated financial statements for the terms and maturities of existing debt obligations.

(3)	Represents commitments for capital projects and client contract investments to help finance improvements or renovations at the facilities from which the Company operates.

(4)	Includes certain unfunded employee retirement obligations.

The Company has excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of September 28, 2012, the Company has gross uncertain tax liabilities of $32.0 million (see Note 8 to the consolidated financial statements). During fiscal 2012, the Company made contributions totaling $20.6 million into our defined benefit pension plans and benefit payments of $11.7 million out of these plans. Estimated contributions to our defined benefit pension plans in fiscal 2013 are $20.8 million and estimated benefit payments out of theses plans in fiscal 2013 are $11.7 million (see Note 7 to the consolidated financial statements).
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of September 28, 2012 was $167.5 million, which is based on approximately 11.0 million shares of common stock of the Parent Company valued at $15.17 per share. The Stockholders Agreement, the senior secured credit agreement, the indenture governing the fixed rate notes, the indenture governing the floating rate notes and the indenture governing the Parent Company Notes contain limitations on the amount that can be expended for such share repurchases.
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. Pursuant to the

Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. In June 2012, the Company amended the Receivables Facility to increase the maximum amount from $250.0 million to $300.0 million and extend the maturity date to January 2015. The Company incurred third-party costs of approximately $0.5 million related to the new amendment. As of September 28, 2012, approximately $263.8 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Consolidated Balance Sheet. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including increased food costs, labor-related, energy or product sourcing and distribution costs; shortages of qualified personnel or increases in labor costs; the impact on our business of healthcare reform legislation; costs and possible effects of further unionization of our workforce; liability resulting from our participation in multi-employer defined benefit pension plans; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; a decline in attendance at client facilities; the unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws, minority business enterprise and women-owned business enterprise statutes, human health and safety laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues; inability to retain current clients and renew existing client contracts; a determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; our competitor’s activities or announced planned activities; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if we are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; our potential inability to repurchase our notes upon a change of control; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
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
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 28, 2012 (see Notes 5 and 6 to the consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 28, 2012. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
As of September 28, 2012	2013	2014		2015		2016		2017	Thereafter	Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$11	$13		$1,288	(a)	$6		$5	$6	$1,329	$1,358
Average interest rate	5.0%	5.0%		8.5%		5.0%		5.0%	5.0%	8.4%
Variable rate	$26	$670	(b)	$794	(b)(c)(d)	$2,594	(b)	$—	$—	$4,084	$4,083
Average interest rate	7.5%	2.3%		3.2%		3.5%		—	—	3.3%
Interest Rate Swaps:
Receive variable/pay fixed		$585				$575					$(92)
Average pay rate		3.5%				2.8%
Average receive rate		0.4%				0.4%

(a)	Balance includes $1,280 million of senior notes callable by us at any time with any applicable prepayment penalty.

(b)
Balance includes $20 million for fiscal 2014, $26 million for fiscal 2015 and $2,590 million for fiscal 2016 of extended senior secured term loan facilities callable by us at any time and $6 million for fiscal 2013 and $645 million for fiscal 2014 of un-extended senior secured term loan facilities callable by us any time.

(c)	Balance includes $264 million of borrowings under the Receivables Facility.

(d)	Balance includes $500 million of senior notes callable by us at any time with any applicable prepayment penalty.
As of September 28, 2012, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €61.6 million, £18.0 million, kr.22.0 million and CAD79.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of September 28, 2012, the fair value of these foreign exchange contracts is $0.3 million, which is included in "Prepayments and Other Current Assets" in our Consolidated Balance Sheets.
The Company previously entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of September 28, 2012, the Company has no natural gas contracts outstanding.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 28, 2012, the Company has contracts for approximately 4.2 million gallons outstanding for fiscal 2013. As of September 28, 2012, the fair value of the Company’s gasoline and diesel fuel hedge agreements is $0.7 million, which is included in "Prepayments and Other Current Assets" in our Consolidated Balance Sheets.

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
On December 19, 2012, ARAMARK Intermediate Holdco Corporation, the sole stockholder of ARAMARK Corporation, acted by written consent to re-elect Joseph Neubauer, Eric Foss and L. Frederick Sutherland as directors of ARAMARK Corporation. Messrs. Neubauer, Foss and Sutherland will serve as directors of ARAMARK Corporation until their successors are duly elected and qualified.

Amendment to Credit Agreement
On December 20, 2012, ARAMARK Corporation (the “Company”) entered into Amendment Agreement No. 3 (the “Amendment Agreement No. 3”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”), among the Company (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, each subsidiary of the Company that, from time to time, becomes a party thereto, the financial institutions from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as LC Facility Issuing Bank, the Issuing Banks named therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders thereunder and the other parties thereto from time to time.
Pursuant to the Amendment Agreement No. 3, the Company borrowed $670 million of new term loans with a maturity date of July 26, 2016. The proceeds of the new term loans were used primarily to repay approximately $650 million of existing term loans under the Credit Agreement with a maturity date of January 26, 2014 and to fund certain discounts, fees and costs associated with the Amendment Agreement No. 3. The maturity date of the new term loans will accelerate to October 31, 2014 if any of the Company's fixed rate notes or floating rate notes remain outstanding on October 31, 2014. The Company's fixed rate notes and floating rate notes are scheduled to mature on February 1, 2015. The Eurocurrency rate margin with respect to the new term loans is 3.25%.

In addition to the new term loan borrowing, the Amendment Agreement No. 3 replaced the Company's current $75 million revolving credit facility available to ARAMARK Canada Ltd., the Company's primary Canadian subsidiary, with a new $50 million revolving credit facility that may be borrowed in U.S or Canadian dollars (the “New Canadian Facility”). The New Canadian Facility has a final maturity date of January 26, 2015 and replaces a facility with a final maturity date of January 26, 2013. The maturity date of the New Canadian Facility will accelerate to October 31, 2014 if any of the Company's fixed rate notes or floating rate notes remain outstanding on October 31, 2014. Borrowings under the New Canadian Facility have an applicable margin of 3.25% for BA (bankers' acceptance) rate borrowings and 2.25% for Canadian base-rate borrowings. The New Canadian Facility has an unused commitment fee of 0.50% per annum.
The Amendment Agreement No. 3 also allows the Company to distribute to its parent company the proceeds of any new unsecured indebtedness that is borrowed by the Company to redeem, repurchase or otherwise refinance the Parent Company Notes.
Investment funds associated with Goldman, Sachs & Co. and JPMorgan Chase Bank, N.A. own capital stock of the Parent Company. Affiliates of Goldman, Sachs & Co. and JPMorgan Chase Bank, N.A. are parties to the Amendment Agreement No. 3 as Lenders. JPMorgan Chase Bank, N.A. is a party to the Amendment Agreement No. 3 as LC Facility Issuing Bank and as administrative agent and collateral agent for the Lenders. In addition, affiliates of Goldman, Sachs & Co. and JPMorgan Chase Bank, N.A. acted as arrangers in connection with the Amendment Agreement No. 3.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment Agreement No. 3, filed as Exhibit 10.57 hereto and incorporated by reference herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant
The following table presents the names and positions of our directors and executive officers, their ages as of November 23, 2012 and the length of time they have been officers or directors:

Name	Age	Position	Director/Executive Officer Since
Joseph Neubauer	71	Chairman of the Board and Director	1979
Eric J. Foss	54	Chief Executive Officer and President and Director	2012
Lynn B. McKee	57	Executive Vice President, Human Resources and Communications	2004
Joseph Munnelly	48	Senior Vice President, Controller and Chief Accounting Officer	2008
Stephen Reynolds	54	Executive Vice President, General Counsel and Secretary	2012
L. Frederick Sutherland	60	Executive Vice President, Chief Financial Officer and Director	1983
Karen A. Wallace	46	Vice President and Treasurer	2012
Joseph Neubauer has been our Chairman of the Board since April 1984. He served as our Chief Executive Officer from February 1983 to December 2003 and from September 2004 to May 2012. From January 2004 to September 2004, he served as our Executive Chairman. He was our President from April 1981 to May 1997. He currently is a director of Verizon Communications Inc. and Macy's, Inc. and was a director of Wachovia Corporation from 1996 to 2008.
Eric J. Foss has been our Chief Executive Officer and President since May 2012. Before joining us, Mr. Foss served as Chief Executive Officer of Pepsi Beverages Company from 2010 until December 2011. Prior to that Mr. Foss served as Chairman and Chief Executive Officer of The Pepsi Bottling Group from 2008 until 2010; President and Chief Executive Officer from 2006 until 2007; and Chief Operating Officer from 2005 until 2006. Mr. Foss has served on the Board of United Dominion Realty Trust, Inc. since 2003 and has been a Director of CIGNA Corporation since July 2011 and UDR, Inc. since August 2003.
Lynn B. McKee has been our Executive Vice President, Human Resources and Communications since August 2012 and previously served as our Executive Vice President, Human Resources from May 2004 to August 2012. From January 2004 to May 2004, she was our Senior Vice President of Human Resources and from September 2001 to December 2003, she served as Senior Vice President of Human Resources for our Food and Support Services Group. From August 1998 to August 2001, Ms. McKee served as our Staff Vice President, Executive Development and Compensation.
Joseph Munnelly joined us in September 2007 as Senior Vice President and Deputy Controller and was elected as our Senior Vice President and appointed Controller and Chief Accounting Officer effective March 2008. Prior to joining us, he served as Vice President and Corporate Controller at Unisys Corporation, a worldwide information technology services and solutions company, since 2005. Prior to that, he served as a partner at KPMG LLP in the Audit and Risk Advisory Services Practice. Prior to his tenure at KPMG, he spent 16 years with Arthur Andersen LLP, most recently as a partner in the Audit and Business Advisory practice.
Stephen R. Reynolds was appointed our Executive Vice President, General Counsel and Secretary, effective September 2012. Before joining us, Mr. Reynolds was an executive with Alcatel-Lucent for seven years, having most recently served as Senior Vice President and General Counsel from January 2006 to August 2012.

L. Frederick Sutherland became our Chief Financial Officer in May 1997. He has served as an Executive Vice President since May 1993. He served as Group Executive, ARAMARK Uniform and Career Apparel from June 2009 to August 2012. From May 1993 to May 1997, he also served as President of our Uniform Services division and from February 1991 to May 1993, he served as our Senior Vice President of Finance and Corporate Development. Mr. Sutherland served as our Treasurer from February 1984 to February 1991. Mr. Sutherland is a director of Consolidated Edison, Inc.
Karen A. Wallace became our Vice President and Treasurer in May 2012. From November 2010 to May 2012, she served as Staff Vice President and Assistant Treasurer and from December 2004 to November 2010 she served as our Assistant Treasurer. Before joining us, Ms. Wallace served as Assistant Treasurer of Armstrong World Industries.

Our executive officers are elected annually by the Board of Directors and serve at its discretion or until their successors are duly elected and qualified.
Directors of the Registrant
Our directors, Joseph Neubauer, Eric J. Foss and L. Frederick Sutherland, are employees of the Company, which is wholly-owned by Holdings. Holdings has a separate board of directors.
Mr. Neubauer has extensive business experience, both before and after he joined the Company in 1979. He served as Chairman and Chief Executive Officer of the Company for more than 25 years and our Executive Vice President of Finance and Development and Chief Financial Officer for four years prior to that time. In addition, Mr. Neubauer served in various positions at PepsiCo, Inc. from 1971 to 1979, including senior vice president of PepsiCo's Wilson Sporting Goods Division and vice president and treasurer of the parent company, PepsiCo, Inc. Mr. Neubauer's experience leading the Company, both with regard to business operations and finance, and serving in senior management positions at other companies, as well as his experience serving on Holdings' Board of Directors and on boards of directors of both public companies and non profit entities, led to the conclusion that he should serve on the Board of Directors of the Company.
Mr. Foss has served as Chief Executive Officer and President since May 2012. In those capacities, Mr. Foss has extensive knowledge of the business operations of the Company. Mr. Foss joined us following a 30 year career at Pepsi and Pepsi Bottling Group. He served as Chief Executive Officer of Pepsi Beverages Company and served as Pepsi Bottling Group's Chairman and CEO. Mr. Foss's operational expertise, as well as his experience serving on the boards of directors of public companies, led to the conclusion that he should serve on the Board of Directors of the Company.
Mr. Sutherland has served as an Executive Vice President of the Company for 19 years as well as Chief Financial Officer for the last 15 years. As Chief Financial Officer, he oversees the finance, accounting, information technology and risk management functions. He also served as the Group Executive of our ARAMARK Uniform and Career Apparel segment, overseeing its operations, and had previously served as President of our Uniform Services business for 2 years from 1991 to 1993. Mr. Sutherland's financial and operational experience, as well as his experience serving as a director of a public company, led to the conclusion that he should serve on the Board of Directors of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Not Applicable.
Code of Conduct
We have a business conduct policy that applies to all employees and non-employee directors, which includes the code of ethics for our chairman, our principal executive officer, our principal financial officer and our principal accounting officer or controller within the meaning of the SEC regulations adopted under the Sarbanes-Oxley Act of 2002. Our business conduct policy is posted under the Investor Relations section of our website at www.aramark.com.

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
Fiscal 2012 was a year of significant change for the Company. Joseph Neubauer, who had served as our Chairman and Chief Executive Officer for almost thirty years, stepped down as our Chief Executive Officer effective May 7, 2012. On May 7, 2012, the Holdings board approved the appointment of Eric J. Foss as our Chief Executive Officer and President after an exhaustive search for Mr. Neubauer's successor. Mr. Neubauer remains with us as our Chairman and as an employee of the Company. This compensation discussion and analysis provides information regarding our executive compensation programs for the following executive officers in fiscal 2012:

•	Joseph Neubauer, our Chairman and former Chief Executive Officer

•	Eric J. Foss, our Chief Executive Officer and President

•	L. Frederick Sutherland, our Executive Vice President and Chief Financial Officer

•	Lynn B. McKee, our Executive Vice President, Human Resources and Communications

•	Joseph Munnelly, our Senior Vice President, Controller and Chief Accounting Officer

•	Karen A. Wallace, our Vice President and Treasurer
Mr. Foss' Employment Arrangements

After extensive negotiations, we entered into an employment letter agreement with Mr. Foss in connection with his appointment as Chief Executive Officer and President of the Company that provides for a total annual compensation package to Mr. Foss based on a total annual compensation value at the 75th percentile of the Company's market peer group of companies. Mr. Foss' compensation package consists of the following elements:

•	an annual base salary of $1,350,000 until December 2012, subject to periodic review by the compensation committee;

•	a guaranteed bonus of $1,012,500 for fiscal 2012, which is equal to his target bonus, prorated for six months;

•	a target bonus for fiscal 2013 that will be equal to 150% of his annual base salary;

•	a one-time signing bonus of $500,000 that was intended to cover commuting and relocation expenses;

•	eligibility to participate in all retirement, welfare and perquisite programs applicable to senior executives of the Company at benefit levels applicable to senior executives;

•	a $2,000 per month car allowance;

•	an installment stock purchase opportunity, or ISPO, to purchase 500,000 shares of Holdings common stock;

•	a nonqualified stock option to purchase 1,450,000 shares of Holdings common stock;

•	severance arrangements if we terminate Mr. Foss without cause or if he resigns for good reason (as defined in his employment letter agreement);

•	a commitment that Mr. Foss will receive an equity grant in June 2013 in accordance with the 75th percentile target discussed above.

Under his employment letter agreement, Mr. Foss agreed to invest $3,750,000 through the purchase of common stock of Holdings. He also agreed to exercise one hundred percent of the first installment of ISPO grant and purchase the 100,000 shares in that tranche. Mr. Foss will be required to hold Holdings common stock having a fair market value equal to six times his base salary.   During his employment term and for a period of two years thereafter, Mr. Foss will be subject to restrictions on competition with the Company.
Amendment to Mr. Neubauer's Employment Agreement
On November 14, 2012, the Holdings Board approved the third amendment to Mr. Neubauer's employment agreement. The amendment provides that Mr. Neubauer will remain an employee of the Company until December 31, 2013 at an annual base salary of $700,000 commencing on January 1, 2013, which is equal to the portion of his salary he would receive under his supplemental executive retirement benefit. Under the amendment, Mr. Neubauer's fiscal 2012 bonus will be no less than $1.95 million (equal to his 2009 bonus) and his fiscal 2013 bonus will be equal to 50% of his average bonus for fiscal 2010, 2011 and 2012, which is equal to the portion of his bonus he would receive under his supplemental executive retirement benefit. The amendment also provides that following Mr. Neubauer's termination of employment for any reason, all of his stock options and installment stock purchase opportunities will continue to vest as if his employment had not been terminated based upon passage of time and, for performance based options, based upon actual achievement of performance targets. In addition, all of Mr. Neubauer's stock options and installment stock purchase opportunities that vest in the future will remain exercisable for their stated term, rather than expiring after a certain period following termination of employment (customarily 90 days or one year, depending on the reason for termination). The definition of "good reason" under Mr. Neubauer's employment agreement was amended to remove "material reduction in duties or authority" and replace it with "material diminution of his title as Chairman." Finally, the amendment provides that for purposes of calculating Mr. Neubauer's annual supplemental retirement benefit, his salary will be deemed fixed at $1.4 million and his average bonus will be equal to the average of his bonuses for fiscal 2010, 2011 and 2012 ($2,233,333). Mr. Neubauer will continue to be entitled to some of the perquisites that he had previously, including secretarial support and use of an office, a Company-provided car and driver and the Company airplane, subject to availability.
Equity Compensation Background
Each of our named executive officers holds a number of stock options he or she was granted in connection with our going private transaction in 2007 (or, in the case of Messrs. Foss and Munnelly, following the commencement of their employment with us). These stock options now serve as a substantial component of our compensation program for our named executive officers and provide significant motivation and retention value to us for two reasons:

•
The investment in Holdings common stock generally is illiquid while our named executive officers remain employed by us. If one of our named executive officers or other executives were to voluntarily terminate his or her employment with us, Holdings can compel the executive to sell that executive’s stock back to Holdings for a price equal to the fair market value at the time of that sale (fair market value of the common stock will be the most recent quarterly appraisal value). Holdings does not have this right with respect to the executive officers' original investment shares (which is the common stock they purchased as part of their original buy in, rather than as a result of an option exercise) or shares acquired upon exercise of an ISPO until one year after termination of employment. Holdings can pay for the stock in whole or in part with cash or a note with a term of up to three years, except in the case of death, disability, retirement or involuntary termination, when it must pay cash. Similarly, the executive can require Holdings to repurchase his or her shares, subject to an overall dollar amount limitation for all such purchases, for consideration of cash or a note except in the case of death, disability or retirement, when Holdings must pay cash. Holdings also has a Hardship Stock Repurchase Policy, which provides that an executive may request that Holdings repurchase all or some of the shares owned by him or her in the event of an unforeseeable emergency, which would include events such as a severe financial hardship resulting from an illness or accident, loss of property due to casualty or other similar extraordinary and unforeseeable circumstances. Holdings also has a Limited Liquidity Program that permits eligible employees to obtain limited liquidity with respect to their Holdings stock for cash needs. Under the program, non-management committee employees may sell shares back to Holdings twice each year. A maximum of the lesser of ten percent of a participant’s shares or shares with a value of $100,000 may be sold twice in a three-year period by each participant. Only original investment shares or shares purchased through the exercise of an ISPO are eligible for the program, and participants may only sell up to one-third of their total holdings of original investment shares and ISPO shares through this program.

•
One-half of all stock options granted (other than ISPOs) have a time-based vesting schedule and vest over a four-year period, provided that the employee continues to be employed by us. The other half of the stock options other than ISPOs are performance-based and require that we achieve specified financial targets before those stock options will vest. Each ISPO award is divided into 5 installments that vest over a period of between four and five years. See “Components of Executive Compensation—Equity Incentives.”

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
Alignment and Stockholder Value Creation
We attempt to align our named executive officers’ and other executives’ goals with those of our clients, customers and stockholders. As a result of our going-private transaction, our named executive officers’ and other executives’ interests have been strongly aligned with our stockholders since a significant amount of our named executive officers’ and other executives’ personal capital has been invested in Holdings. In addition, because 50% of stock options granted are subject to performance-based vesting, if we perform well and satisfy the EBIT targets for performance vesting of stock options as described in “Components of Executive Compensation—Equity Incentives,” portions of the total number of stock options held by our named executive officers will vest. Therefore, if any executive helps us to achieve corporate EBIT growth, he or she can have a direct impact on the vesting of a portion of his or her equity. This emphasis on long-term compensation underscores the importance of maintaining our executives’ focus on creating long-term success and sustained stockholder value.
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

The compensation committee re-engaged Frederic W. Cook & Co., Inc. in November 2011 to assist in the evaluation of compensation for our named executive officers (other than Mr. Foss and Ms. Wallace) and the Holdings board of directors, as well as other compensation-related matters for fiscal 2011. In March 2012, the compensation committee called upon Frederic W. Cook & Co., Inc. to assist in the evaluation and recommendation of compensation (including equity compensation) for Mr. Foss in connection with his appointment as our Chief Executive Officer and President in May 2012. In connection with its own assessment of our compensation risk, in September 2012, the compensation committee asked Frederic W. Cook & Co., Inc. to assist it in its review of our compensation policies and practices for the purpose of making a determination regarding whether risks arising from those policies or practices are reasonably likely to have a material adverse effect on us. In addition, the compensation committee asked Frederic W. Cook & Co., Inc. to review the compensation of the named executive officers other than Mr. Munnelly and Ms. Wallace and to make recommendations for those officers’ fiscal 2012 bonus and calendar 2013 salary.
In October 2008, Frederic W. Cook & Company, Inc. assisted the compensation committee with the reconfiguration of our peer group of companies to which the compensation committee benchmarks compensation for our named executive officers. Since 2008, our peer group has consisted of Cintas, Compass Group PLC, Darden Restaurants, FedEx, Hertz, Manpower, Marriott, McDonald’s, RR Donnelley, Ryder System, Starbucks, SYSCO, Tyco International, UPS, Waste Management and Yum Brands. In terms of size, our revenues approximate the median of the peer companies, our enterprise value approximates the 25th percentile and the number of our employees is above the 75th percentile. Total cash compensation paid to our named executive officers in fiscal 2012 was generally between the median and the 75th percentile, which is consistent with our competitive positioning. Base salaries paid to our named executive officers in fiscal 2012 generally approximated the 75th percentile of peer companies and target bonus as a percentage of base salary generally approximated the median.
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
Messrs. Neubauer, Foss and Sutherland and Ms. McKee are members of our management committee. Compensation decisions for the management committee are made differently than those for our other executive officers. Decisions with regard to Mr. Foss' compensation were made in connection with his recruitment and were subject to a different process. These distinctions are described in more detail below.
Mr. Foss
Ms. McKee negotiated Mr. Foss' compensation package on behalf of the Company, with input from the compensation committee and the Holdings board and assistance from Frederic W. Cook & Co., Inc. and outside legal counsel. Frederic W. Cook & Co., Inc. was engaged to provide assistance with the Company's offer to Mr. Foss and the subsequent negotiation of that offer, which was based on benchmarking data with regard to compensation paid to other chief executive officers in our peer group and general market survey data. Representatives of Frederic W. Cook & Co., Inc. prepared an initial term sheet for review by the compensation committee, which reflected the Company's goal of maintaining its existing compensation structure and supporting the Company's philosophy of stockholders maintaining a substantial investment in the Company. To that end, the Company determined to give Mr. Foss equity grants that were consistent with the 75th percentile of our peer companies, which follows our current philosophy with regard to the management committee. In addition, his total annual compensation was targeted to the 75th percentile of the Company's market peer group. Mr. Foss was asked to invest $3,750,000 in Holdings' common stock, as well as to exercise his 100,000 ISPOs that vested immediately upon grant so that he would have a substantial amount of his personal wealth invested in the Company, consistent with the other members of the management committee. The agreement by Mr. Foss to retain Holdings common stock equal to six times his base salary also reflects the Company's emphasis on stockholders maintaining a substantial investment in the Company. The compensation committee felt that Mr. Foss' perquisites should be consistent with what other senior executives at the Company receive, also consistent with the goal of maintaining the Company's existing compensation structure.
Messrs. Neubauer and Sutherland and Ms. McKee
For fiscal 2012, our Human Resources department initially prepared a tally sheet for use by Frederic W. Cook & Co., Inc. in its analysis of the compensation of our management committee members. The tally sheet contains the following information for each of our management committee members: current base salary, bonus target and prior year’s bonus award, current year option grant and current equity holdings. Frederic W. Cook & Co., Inc. used the information contained in the tally sheet along with market data (relating to our peer group plus several additional companies with whom we compete for talent, as well as general industry data) to prepare a report and recommendation to the compensation committee, which it provided directly to the chairman of the compensation committee. Frederic W. Cook & Co., Inc. then provided the report to Ms. McKee and discussed the report with the chairman of the compensation committee and Ms. McKee. With regard to bonus awards, our Human Resources department also prepared a report containing hypothetical bonus amounts that the management committee members could have received under the Management Incentive Bonus Plan based on business results, including revenue, EBIT and cash flow and, for Mr. Sutherland, new sales and client retention for the business for which he is responsible.
For 2012 base salary recommendations, which were determined in November 2011, Ms. McKee engaged in discussions with Mr. Neubauer regarding Mr. Sutherland's calendar 2012 base salary. Following this consultation, Mr. Neubauer presented a recommendation for Ms. McKee’s base salary and Ms. McKee presented the recommendations for Messrs. Neubauer’s and Sutherland's base salaries, to the compensation committee for its consideration. Going forward, Mr. Foss will be involved in base salary recommendations. For 2012 bonuses, which were determined in November 2012, Ms. McKee engaged in discussions with Mr. Foss regarding a bonus recommendation for Mr. Sutherland, which she presented to the compensation committee. Mr. Foss presented a bonus recommendation for Ms. McKee directly to the compensation committee. There was no additional deliberation with regard to Mr. Foss' fiscal 2012 bonus since it had been guaranteed according to the terms of his employment letter agreement. Ms. McKee consulted with Frederic W. Cook & Co., Inc. with regard to Mr. Neubauer's fiscal 2012 bonus, understanding that Mr. Neubauer's bonus could not be less that $1.95 million (pursuant to the amendment to Mr. Neubauer's employment agreement), and presented a recommendation to the compensation committee. The compensation committee then used this information to make the final decisions regarding executive compensation for our management committee members, including Mr. Neubauer. The compensation committee met in executive session without Mr. Neubauer present when it made decisions with regard to Mr. Neubauer’s compensation.
Mr. Munnelly and Ms. Wallace
For executives below the management committee level, including Mr. Munnelly and Ms. Wallace, our Human Resources department sends requests for salary and bonus target recommendations to supervisors in October for compensation decisions that will be effective the following year. Mr. Sutherland is Mr. Munnelly's supervisor and Christopher Holland, our former treasurer, was Ms. Wallace's supervisor until her promotion in May 2012, when Mr. Sutherland became her supervisor. Supervisors are allotted an annual increase pool (described below) to allocate at their discretion across all of the employees who report directly to them. A portion of that pool is intended for promotions, new hires, market adjustments or equity adjustments that may have occurred throughout the year, but, at the supervisor’s discretion, can be used for on-cycle increases to existing employees. For fiscal 2012, the total pool to be allocated was 2.0% of the total of salaries and bonus targets for the executives that the supervisor oversees, with an additional 0.5% of that total intended for promotions, new hires and market adjustments or equity adjustments. Once the 2012 recommendations were received by the Human Resources department, the recommendations were sent to Ms. McKee and Mr. Neubauer for review and approval. Mr. Neubauer and Ms. McKee were able to make changes to the recommendations based on their assessments of individual performance, in consultation with the particular supervisor. The recommendations were then submitted to the compensation committee for review and the compensation committee used this information to make the final decisions regarding executive compensation for our executives below the management committee level.
The Compensation Committee’s Processes
The compensation committee generally makes its cash compensation decisions at its November meetings. New hires and promotions and other compensation adjustments are considered at its meetings throughout the year. Annual base salary decisions are made in early November and are effective at the beginning of the next calendar year, while bonus awards earned by our named executive officers generally are determined in late November for the immediately preceding fiscal year. In addition, the bonus pool under the Senior Executive Annual Performance Bonus Plan (the “Bonus Plan”) for the current fiscal year is set at the late November meeting. The compensation committee makes its decisions after review and discussion of recommendations made by Ms. McKee, with input from the chief executive officer, and materials prepared by Frederic W. Cook & Co., Inc., and in the case of bonus recommendations, by our Human Resources department. In addition, with regard to participants in the Bonus Plan, our chief executive officer provides the compensation committee with qualitative assessments of the other management committee members’ performance, including individual business results (with regard to Mr. Sutherland, who oversees our uniform business) and his review of their performance, before it makes its compensation decisions.
Non-investment stock options were granted to our named executive officers other than Mr. Foss in March 2008, to certain of our named executive officers in September 2009 in connection with a management realignment, in March 2010 and in June 2011 in connection with a management realignment (other than with respect to Messrs. Foss and Munnelly and Ms. Wallace). Mr. Munnelly and Ms. Wallace each received grants of non-investment stock options in December 2011. Mr. Foss received a non-investment stock option grant in June 2012 in connection with his commencement of employment with us. In addition, ISPOs were granted to our named executive officers other than Messrs. Foss and Munnelly and Ms. Wallace in June 2011. Mr. Foss also received an ISPO grant in June 2012 in connection with his commencement of employment with us. See “Components of Executive Compensation—Equity Incentives.” We have not established a cycle for any future grants to our named executive officers. The compensation committee is entitled to exercise its discretion with regard to any element of compensation and does exercise negative discretion with regard to bonuses under the Bonus Plan.

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
Mr. Foss
Mr. Foss' annual base salary was negotiated in connection with his total compensation package and is $1,350,000 for calendar 2012. While the Company has agreed that Mr. Foss' total compensation for fiscal 2013 will be at the 75th percentile of chief executive officers in the Company's peer group, the focus of Mr. Foss' compensation is equity and therefore, the cash components of Mr. Foss' compensation (including base salary, which may be increased at the compensation committee's discretion) may, and often will, be lower than the 75th percentile of our peer companies. Mr. Foss' base salary was intended to be adjusted in small increments annually. For calendar 2013, the compensation committee raised Mr. Foss' annual base salary by 3% to $1,390,500, after consultation with Frederic W. Cook & Co., Inc. and based upon market data (benchmarked against salary increases for both chief executive officers in our peer group and chief executive officers in the broader market).
Messrs. Neubauer and Sutherland and Ms. McKee
The specific salary increase for each of our management committee members is typically based upon a review of his or her individual performance along with a comparison to published market data relating to over 500 companies, as well as a review of the peer companies described above. For 2012, salaries for Mr. Sutherland and Ms. McKee were reviewed by Mr. Neubauer. Ms. McKee participated in reviews for Messrs. Neubauer and Sutherland. Ms. McKee reviewed Mr. Neubauer’s salary with the compensation committee and the compensation committee then met in executive session to make its determination with regard to Mr. Neubauer’s salary. The market and peer group survey of competitive salaries is conducted and recommendations are made to the compensation committee for its review and approval. Salary adjustments generally are effective at the beginning of the following calendar year. Salary increases or decreases also can be recommended and approved in connection with a promotion or a significant change in responsibilities. Base salaries for our management committee members other than Mr. Foss for calendar 2012 were as follows: for Mr. Neubauer, $1,400,000, for Mr. Sutherland, $800,000 and for Ms. McKee, $625,000. For calendar 2013, base salaries will be as follows: for Mr. Neubauer, $700,000, for Mr. Sutherland, $824,000, and for Ms. McKee, $643,750. Mr. Sutherland and Ms. McKee received salary increases of 3% for 2013, which is consistent with market increases for similarly situated executives.
Mr. Munnelly and Ms. Wallace
For executives below the management committee level, including Mr. Munnelly and Ms. Wallace, our Human Resources department sends out requests for salary recommendations to supervisors in October for compensation decisions to be effective the following calendar year. Supervisors (Mr. Sutherland is Mr. Munnelly's and Ms. Wallace's supervisor and prior to Ms. Wallace's promotion, Mr. Holland, our former Senior Vice President, Finance and Treasurer, served as Ms. Wallace's supervisor) were allotted an annual increase pool (2.0% of the total salaries they oversaw for fiscal 2012) to allocate at their discretion across all of the employees who report directly to them. An additional 0.5% of the pool was intended for promotions, new hires or market adjustments that may occur throughout the year. Mr. Munnelly's and Ms. Wallace’s supervisors evaluated their responsibilities and job performance and made recommendations to the Human Resources department. Recommendations were then sent to Ms. McKee and Mr. Neubauer for review and final approval. Mr. Neubauer and Ms. McKee, in consultation with Mr. Munnelly's and Ms. Wallace's supervisors, were able to make changes to the recommendations based upon their assessments of individual performance. The recommendations were then submitted to the compensation committee for approval. The compensation committee then used this information to make the final decisions regarding executive compensation for Mr. Munnelly and Ms. Wallace.
For fiscal 2012, Mr. Munnelly's base salary was $354,000 from October 2011 through December 2011 and his base salary increased to $361,000 on January 1, 2012. Ms. Wallace's base salary was $210,000 from October 2011 through December 2011 and was increased to $215,000 on January 1, 2012. Ms. Wallace received another salary increase on May 11, 2012 to $240,000 in connection with her promotion to Treasurer. Mr. Munnelly's base salary for calendar 2013 will be $368,220 and Ms. Wallace's base salary for calendar 2013 will be $244,800. Mr. Munnelly and Ms. Wallace received base salary increases of 2%, which were consistent with the increases allocated by supervisors under their respective pools.
Bonus
Mr. Foss

Pursuant to Mr. Foss's Employment Agreement, he was guaranteed a bonus of $1,012,500, which is equal to his target bonus (which is $2,025,000), pro-rated for six months. Even though Mr. Foss was employed by the company for slightly less than five months in fiscal 2012, the Board determined to guarantee one half of his target bonus. In addition, Mr. Foss received a $500,000 signing bonus that was intended to compensate him for expenses relating to commuting and relocating. For fiscal 2013 and beyond, Mr. Foss will have a target bonus that is determined annually by the compensation committee, with the initial target equal to 150% of his base salary, payable upon the Company's achievement of certain performance targets established annually by the compensation committee under the Bonus Plan, which is described in more detail below. For fiscal 2013, Mr. Foss' target bonus will be $2,085,750, which is equal to 150% of his base salary for 2013.
Messrs. Neubauer and Sutherland and Ms. McKee
In fiscal 2012, Messrs. Neubauer and Sutherland and Ms. McKee participated in the Bonus Plan. Under the Bonus Plan, the compensation committee approved in November 2011 the establishment of a bonus pool that was funded based on 1.15% of adjusted EBIT. This pool method was chosen to satisfy the requirements of the performance-based pay exception to Section 162(m) of the Internal Revenue Code (when we were subject to Section 162(m) prior to the going-private transaction), which limits tax deductions for compensation paid to a public company’s named executive officers (other than the chief financial officer) to $1,000,000. Although neither we, nor Holdings, is currently subject to the Section 162(m) compensation deduction limit because we are not considered to be “publicly held” companies as defined in the regulations, Holdings may, in the future, be required to register securities under the Securities Exchange Act of 1934 and become subject to the Section 162(m) compensation deduction limit. Therefore, we have continued to operate our Bonus Plan to comply with Section 162(m). For purposes of the Bonus Plan and the formula used to determine the bonus pool approved by the compensation committee, adjusted EBIT is income from both continuing and discontinued operations before income taxes, if any, and before interest expense and other financing costs, in each case as shown on our consolidated financial statements and notes thereto. In addition, the compensation committee adjusted the calculation of adjusted EBIT for purposes of the Bonus Plan to exclude share-based compensation expense and incremental customer relationship amortization and incremental depreciation that resulted from the Transaction. These adjustments were made to normalize the adjusted EBIT number so that it does not reflect unusual or non-operational items. For fiscal 2012, our adjusted EBIT under the Bonus Plan was $750,204,000. The following percentages of adjusted EBIT for each of our management committee members represent the maximum amount that could have been awarded to him or her for fiscal 2012: for Mr. Neubauer, 0.70% (up to the plan maximum of $4,500,000), for Mr. Sutherland, 0.3182%, and for Ms. McKee, 0.2545%. The potential bonus amounts under the Bonus Plan for fiscal 2012 based upon the percentages of adjusted EBIT were as follows: For Mr. Neubauer, $4,500,000, for Mr. Sutherland, $2,387,000, and for Ms. McKee, $1,909,000. For fiscal 2012, the compensation committee exercised negative discretion with regard to the actual bonus amounts awarded to our management committee members and those actual bonus amounts are as follows: for Mr. Neubauer, $2,100,000, for Mr. Sutherland, $625,000 and for Ms. McKee, $460,000. For fiscal 2013, the compensation committee approved the following percentages of adjusted EBIT for each of our management committee members, which represent the maximum amount that can be awarded to him or her in respect of his or her fiscal 2013 bonus: for Mr. Foss, 0.70%, for Mr. Sutherland, 0.30%, for Ms. McKee, 0.25%. Under the third amendment to Mr. Neubauer's employment agreement, his fiscal 2013 bonus will be a fixed amount equal to 50% of his average bonus for fiscal 2010, 2011 and 2012, or $1,116,667.
Bonuses are designed to encourage and reward performance that is consistent with our financial objectives and individual performance goals and targets. In determining the actual bonuses paid to our management committee members other than Messrs. Foss and Neubauer, the compensation committee considers the maximum bonus amount based on the above adjusted EBIT formula and then considers as reference points, in the case of Mr. Sutherland, the individual results of his business, based upon sales, EBIT, managed cash flow (as defined below) and client retention. Other factors include our Company-wide results, based upon sales, EBIT, and managed cash flow (in the case of the management committee members, other than Messrs. Foss and Neubauer), the bonuses awarded by our peer companies to comparable officers and the management committee member’s historical bonus awards. Ms. McKee presents these reference points, along with a specific recommendation based on the analysis performed by Frederic W. Cook & Co., Inc. (at the 75th percentile), except with respect to herself and Mr. Neubauer, to Mr. Foss for his review. After consultation with Mr. Foss, who considers the individual contributions of the management committee members other than himself and Mr. Neubauer (including individual business results (with regard to Mr. Sutherland) and execution of business strategy), final bonus recommendations for management committee members, other than Messrs. Foss and Neubauer, are made to the compensation committee. The recommendations for fiscal 2012 represented less than the amounts derived from the formula described above. The compensation committee considers the reference points and recommendations and, to the extent that the amount awarded is lower than the maximum bonus payable based on the adjusted EBIT formula, exercises negative discretion to determine the bonus amounts for our management committee members, other than Messrs. Foss and Neubauer. The compensation committee also considers a target amount which represents the compensation committee’s view of a market competitive award based upon a competitive review by Frederic W. Cook and Co., Inc. at the 75th percentile of our peer companies. For fiscal 2012, as determined in November 2011, the bonus targets were $650,000 for Mr. Sutherland and $480,000 for Ms. McKee. For fiscal 2013, as determined in November 2012, bonus targets are $659,200 for Mr. Sutherland and $515,000 for Ms. McKee.
In determining the actual bonus paid to Mr. Neubauer, the compensation committee considered the maximum bonus amount based on the above Bonus Plan formula and considered as reference points the bonuses awarded by our peer companies to their chief executive officers, as well as Mr. Neubauer’s historical bonus awards and Company-wide results, the fact that Mr. Neubauer did not serve as chief executive officer for the entire fiscal year and the Company's agreement that Mr. Neubauer's 2012 bonus would not be less than $1.95 million. The chairman of the compensation committee engaged in a discussion with a representative of Frederic W. Cook & Co., Inc., who provided a recommendation of a bonus range for Mr. Neubauer based on a view of bonuses paid to chief executive officers of our peer companies and discussed the recommendation with Ms. McKee. The chairman of the compensation committee then consulted with each of the compensation committee members and received their input. The compensation committee also considered a target amount, which represents the compensation committee’s view of a market competitive award (for fiscal 2012, Mr. Neubauer’s target bonus amount was $2.4 million). The chairman of the compensation committee presented Mr. Neubauer’s bonus recommendation to the compensation committee. The recommendation for fiscal 2012 represented less than the amount derived from the Bonus Plan formula described above. The compensation committee considered the reference points and recommendation and, to the extent that the amount awarded was lower than the maximum bonus payable based on the adjusted EBIT formula, exercised negative discretion to determine the bonus amount for Mr. Neubauer. Mr. Neubauer was not involved in the determination of his bonus for fiscal 2012. For fiscal 2012, Mr. Neubauer was awarded a bonus of $2.1 million which is equal to 46.67% of his maximum bonus potential for fiscal 2012 and is equal to 150% of his base salary. Mr. Neubauer 's bonus for 2013 will not be discretionary and will equal 50% of his average bonus for fiscal 2012, 2011 and 2010, or $1,116,667.
Mr. Munnelly and Ms. Wallace
Mr. Munnelly and Ms. Wallace participate in the Amended and Restated Executive Leadership Council Management Incentive Bonus Plan (the “MIB”), which provides annual cash bonuses to eligible executives for the achievement of explicit performance objectives established for each fiscal year. Each November (or at another time during the year in the case of a promotion), the compensation committee sets a bonus target in dollars for each executive who participates in the MIB, which is composed of two parts: a financial portion representing 70% of the overall potential MIB award, with individual objectives (15%) and employee engagement (7.5%) and training (7.5%) objectives representing the remaining 30%. The financial portion of the MIB award for Mr. Munnelly and Ms. Wallace is based on Company-wide financial targets for fiscal 2012, specifically, sales of $13,637,499,000, adjusted EBIT of $781,631,000 (which excluded incremental customer relationship amortization and incremental depreciation from the Transaction, currency translation and stock compensation expense) and managed cash flow of $733,968,000, each of which excluded the impact of the NBA and NHL lockouts. Actual adjusted sales for purposes of the MIB of $13,505,860,000 for fiscal 2012 excluded the charges associated with the settlement of a client dispute. Actual adjusted EBIT for purposes of the MIB of $755,907,000 for fiscal 2012 excluded incremental customer relationship amortization and incremental depreciation from the Transaction and stock compensation expense and excluded charges recorded for various multi-employer pension plan withdrawal liabilities, a tax adjustment at one of our joint ventures and the charges associated with the settlement of a client dispute. Managed cash flow consisted of EBITDA excluding stock compensation expense, less capital expenditures, minus the change in accounts receivable, minus the change in inventories, plus the change in deferred income and was $729,915,000 for fiscal 2012 and excluded charges recorded for various multi-employer pension plan withdrawal liabilities, a tax adjustment at one of our joint ventures and the charges associated with the settlement of a client dispute. MIB participants are also evaluated on the percentage completion of required training for their particular groups (for Mr. Munnelly and Ms. Wallace, the departments comprising the corporate overhead finance group) and the employee engagement of those groups as measured by survey results. Finally, MIB participants are rated on the achievement of individual objectives, which are established by the executives and approved by their supervisors and are based upon job responsibilities. For fiscal 2012, Mr. Munnelly’s individual objectives that were considered in calculating his bonus award included the successful completion of various Company projects for which he provides leadership, the successful transition of our payment services function to a shared service center and various process improvements. Ms. Wallace’s individual objectives that were considered in calculating her bonus award included the successful extension of our Senior Secured Term Loan, the extension of and increase in our Accounts Receivable Securitization Facility and the completion of the spin-off of our interest in our majority-owned subsidiary, Seamless North America, LLC, to the Holdings stockholders, which was completed on October 29, 2012.
The following table describes the threshold, targets and maximum for each of the components of the MIB award:

	Business Performance (Percentage of Target Performance)			Payout (Percentage of Target Payout)
Measure	Threshold	Target	Maximum	Threshold	Target	Maximum
EBIT (25%)	87.5%	100%	110%	25%	100%	200%
Sales (25%)	90%	100%	110%	25%	100%	200%
Managed Cash Flow (20%)	87.5%	100%	110%	25%	100%	150%
Individual Objectives (15%)	—%	100%	150%	—%	100%	150%
Training (7.5%)	10%	6%	3%	25%	100%	150%
Employee Engagement (7.5%)	3.25%	3.75%	4.25%	25%	100%	150%

As the table illustrates, the Company must attain a threshold, or minimum, performance on each financial measure for the participant to receive any payout for the measure. If the threshold performance is achieved, the participant will receive 25% of the payout for that measure, which increases to 100% when 100% of the measure is attained. If greater than 100% of the target for a particular measure is achieved, the participant will receive more than 100% payout on that measure up to the maximum amount set forth in the table. Therefore, if the maximum performance of all measures was achieved, Mr. Munnelly and Ms. Wallace could have received up to 175% of their respective target bonus amounts.

For Mr. Munnelly and Ms. Wallace, our human resources department sent out requests for bonus target recommendations to their supervisors in October 2011 for compensation decisions to be effective for fiscal 2012. Mr. Munnelly's and Ms. Wallace's supervisors received market data on the total cash compensation for the positions reporting to them that enabled them to determine whether an increase in the bonus target for Mr. Munnelly and Ms. Wallace was warranted and the amount of that increase. The market data consisted of general industry surveys of compensation for similar positions. Mr. Neubauer and Ms. McKee were able to make changes to the recommendations, in consultation with Mr. Munnelly's and Ms. Wallace's supervisors, based upon their assessments of Mr. Munnelly's and Ms. Wallace's individual performance and the competitiveness of their total cash compensation. The recommendations were then submitted to the compensation committee for review. The compensation committee used this information to make the final decisions regarding bonus targets for our executives, including Mr. Munnelly and Ms. Wallace.
Mr. Munnelly’s bonus target for fiscal 2012 was $178,000. For fiscal 2012, Ms. Wallace had a bonus target of $69,000 from October 2011 through May 2012, when she was promoted to Treasurer. Ms. Wallace’s bonus target from May 2012 through September 2012 was increased to $85,000 in connection with her promotion and based upon market survey data.
The actual award of bonuses under the MIB is based on the mechanical calculation of the financial target (for the 70% financial portion), the achievement of a certain percentage completion of training for the executive's predetermined group, employee engagement results for the executive's predetermined group and the supervisor’s assessment of the executive’s achievement of his or her predetermined individual objectives. For fiscal 2012, Mr. Munnelly received a bonus of $174,000 and Ms. Wallace received a bonus of $73,000, which was prorated to reflect her two bonus targets in effect in fiscal 2012. For fiscal 2013, bonus targets will be as follows: for Mr. Munnelly, $181,560, and for Ms. Wallace, $86,700.
For fiscal 2012, our named executive officers’ (other than Mr. Neubauer and Mr. Foss) actual bonus amounts paid ranged from 30.4% to 78.1% of their base salaries.
Equity Incentives
The compensation committee has adopted guidelines for awards of equity compensation, which provide that, because non-investment option awards are currently an important means for retention and motivation, each new award of non-investment stock options to our management committee members will be targeted from the median to the 75th percentile of publicly-traded peer companies.
In January 2007, our named executive officers, other than Messrs. Foss and Munnelly, were granted stock options in connection with their investment in Holdings, and in February 2007 our named executive officers, other than Messrs. Foss and Munnelly, received grants of non-investment stock options in accordance with Holdings' 2007 Management Stock Incentive Plan. Mr. Munnelly was granted stock options in December 2007 in connection with his commencement of employment with us. In March 2008, our named executive officers other than Mr. Foss received grants of non-investment stock options in accordance with Holdings’ 2007 Management Stock Incentive Plan. In September 2009, two of our named executive officers received non-investment stock option grants in connection with the realignment of our executive management and to encourage retention. In March 2010, our named executive officers (other than Mr. Foss) received a non-investment stock option grant. In June 2011, Messrs. Neubauer and Sutherland and Ms. McKee received a non-investment stock option grant and an ISPO grant (see discussion below). Mr. Munnelly and Ms. Wallace received non-investment stock option grants in December 2011. In connection with his commencement of employment with us and under his employment letter agreement, Mr. Foss received an ISPO grant and a non-investment stock option grant in June 2012.
As was negotiated with the sponsors in connection with the going-private transaction, half of all of the stock options granted have a time-based vesting schedule and vest over a four-year period, while half are intended to have a performance-based vesting schedule and require that we achieve specified financial targets in addition to the four-year vesting period before those options will vest, subject to the compensation committee’s discretion to accelerate vesting. In December 2008, the board of directors of Holdings waived the requirement that the EBIT target be satisfied with respect to 75% of the portion of performance-based stock options whose vesting was subject to the achievement of the 2008 EBIT target even though such EBIT target was not achieved. In December 2009, the Holdings board waived the requirement that the Company achieve the performance target with respect to 35% of the portion of the performance-based stock options whose vesting was subject to the achievement of the 2009 EBIT target, even though such EBIT target was not achieved. The 2010 EBIT target was not achieved. The 2011 EBIT target, which had been modified in June

2011 to reflect current economic conditions, was satisfied and options whose vesting was subject to the achievement of the 2011 EBIT target vested. The 2012 EBIT target of $834.83 million was not achieved as the Company's adjusted EBIT for fiscal 2012 was $790.1 million and therefore, options whose vesting was or will be subject to the achievement of the 2012 EBIT did not or will not vest unless one of the alternative vesting provisions is later satisfied.
In June 2011, the compensation committee approved amendments to the Management Stock Incentive Plan to permit the issuance of ISPOs, a specialized form of stock option for new hires and promoted employees. The total ISPO award is divided into five equal installments. The first installment, which consists of the option to purchase 20% of the shares in the total award at an exercise price equal to the fair market value on the date of grant, vests immediately upon grant. Any portion of this first installment that is not exercised will be canceled on the first anniversary of the grant date. The holder of the ISPO must exercise at least 25% of this first installment prior to the first anniversary or the remaining ISPO grant will be canceled. Twenty percent of the ISPO grant will vest in each subsequent year on the 15th of December, beginning in December following the grant date anniversary. Assuming the holder exercises at least 25% of the first installment, on each applicable vesting date, the holder may exercise up to the portion of the grant that has vested during the applicable designated exercise period, which will be the 31-day period beginning with the second installment vesting date (December 15th until the immediately following January 15th). The holder must exercise ISPOs for a minimum of 100 shares in any installment or the exercise will not be valid. Any subsequent vested installments that are not exercised during the relevant exercise period will be canceled, but the holder will still be able to exercise subsequent installments following their vesting in future years (subject to the exercise requirements of the first installment as described above).
Equity Grant Policy
On May 8, 2007, the board of directors of Holdings adopted a policy on granting equity awards. The board modified the policy in December 2009, March 2010 and June 2011. Under this policy, stock option grants may be approved by the compensation committee (or a subcommittee thereof) shortly following each new appraisal of Holdings common stock. In addition, the compensation committee may grant newly hired or promoted executives the right to purchase shares of Holdings common stock through an ISPO. The grant date for stock options and ISPOs is the date the committee or subcommittee approves the grants and the exercise price is the most recent appraisal price in effect on the date of such grant.
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
Generally, our highly compensated employees (for 2012, those earning more than $110,000), including our named executive officers, are not eligible to participate in our 401(k) plans because of certain legal requirements. Instead, those employees are eligible to participate in a non-qualified savings plan that we call our Savings Incentive Retirement Plan, the successor plan to our Stock Unit Retirement Plan. This plan is intended to be a substitute for those employees’ participation in our 401(k) plans. See “Nonqualified Deferred Compensation for Fiscal Year 2012” on page 66 for further information.
Management Committee
Messrs. Neubauer, Foss and Sutherland and Ms. McKee are also parties to employment agreements that entitle them to lump sum payments and severance if there is a change of control of Holdings or us as described in those agreements and their employment is terminated under specified circumstances. These provisions are intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and our other constituents without concern over whether the transactions may jeopardize the executives’ own employment.
Mr. Foss' employment agreement contains a “double trigger”—for payments to be made, there must be a change of control followed by an involuntary loss of employment (or resignation by Mr. Foss for "good reason") within three years or his employment must be terminated in anticipation of a change of control. The agreements with Mr. Sutherland and Ms. McKee were entered into following the going-private transaction and also contain a "double trigger." We chose to implement a “double trigger” for our management committee members other than Mr. Neubauer after receiving advice from Frederic W. Cook & Co., Inc. that a “double trigger” is a more common practice in the market than a “single trigger.” Mr. Neubauer’s employment agreement has a “single trigger” that permits him to resign for any reason within twelve months after a change of control and be paid under his agreement. This single trigger provision has been included in his agreement for at least the past twelve years and was not triggered by our going-private transaction because Mr. Neubauer was part of the group that was responsible for the change of control. For more information on change of control and severance payments for our management committee members, see the disclosure under “Employment Agreements and Change of Control Arrangements” on page 61 and under “Potential Post-Employment Benefits” on page 67.
Mr. Munnelly and Ms. Wallace
Mr. Munnelly and Ms. Wallace are each parties to an Agreement Relating to Employment and Post Employment Competition that provides for certain benefits if either Mr. Munnelly or Ms. Wallace should be terminated by us without cause. Those benefits include between 26 and 52 weeks of severance pay, depending on the executive’s length of service with the Company, as well as the continued use of a company car or the continuation of an auto allowance and the continuation of basic health care coverage through the end of the severance pay period. Pursuant to the agreement, the executive must adhere to certain non-disclosure, non-disparagement, non-competition and non-solicitation requirements for various periods of time after termination of employment.
Perquisites. We provide our named executive officers with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table on page 57, that we believe are reasonable and encourage retention. We believe that these benefits enable our executives to focus on our business and enhance their commitment to us. In addition, the availability of financial planning services assists those who receive them to optimize the value received from all of the compensation and benefit programs offered. The costs of these benefits constitute a small percentage of each named executive officer’s total compensation, and include premiums paid on life insurance or the Survivor Income Protection Plan, disability insurance (in Mr. Sutherland's case, a legacy policy the premiums for which are paid 100% by the Company), excess health insurance, use of a car leased by us or receipt of a car allowance, no cost parking at a garage near Company offices, an executive physical, financial planning services and personal use of Company tickets or the Company box and related items at sporting or other events. Generally, Company-provided perquisites are reviewed by the compensation committee in consultation with Frederic W. Cook & Co., Inc. on an annual basis. Based upon the usefulness of such perquisites for retention, the compensation committee determines whether or not to continue them. In November 2010, the compensation committee decided to phase out the Company-leased vehicle in favor of an auto allowance, such that those employees that currently have Company-leased vehicles can retain those vehicles until the end of the lease term or one year beyond the lease term.
Mr. Foss receives benefits under our relocation program that provide him with temporary housing and reimbursement for meals and other incidental expenses. Although the relocation program provides for benefits for a 90-day period to enable new employees to search for and purchase a permanent residence, we may extend the temporary housing benefit due to the tight housing market, work demands, and/or family-related issues. In Mr. Foss' case, we have extended his relocation benefits because his work demands have delayed him in his search for his permanent residence in the Philadelphia area.
Our compensation committee established a policy, which it has determined to be in our business interest, that directs Mr. Neubauer and any members of senior management designated by him to use Company aircraft, whenever possible, for all air travel, whether personal or business. Some of Mr. Neubauer's and Mr. Foss' business use of the corporate aircraft in fiscal 2012 included flights to attend outside board meetings at the companies or organizations for which they serve as a director or trustee. We believe that Mr. Neubauer’s and Mr. Foss' service on these boards, and their ability to conduct Company business while traveling to these board meetings, provides benefits to us and therefore deem it to be business use. In addition, depending on seat availability, Mr. Neubauer’s or Mr. Foss' spouses or family members may accompany them on the Company aircraft. Although there is little or no incremental cost to us for these trips, we reflect a $500 per seat charge in the “All Other Compensation” amounts in the Summary Compensation Table for flights in which those additional passengers’ travel is not business-related (for example, if a spouse’s presence at a business function is not required). Mr. Neubauer and Mr. Foss each have a car and driver that we provide to them. Much of their use of the Company-provided cars and drivers, which generally enables them to make efficient use of travel time, is business use, although both Mr. Neubauer and Mr. Foss utilize the car and driver for commuting to and from the office, which is considered personal use, and for other limited personal use.
Impact of Regulatory Requirements on our Executive Compensation
Sections 280G and 4999. Sections 280G and 4999 of the Internal Revenue Code, respectively, limit our ability to take a tax deduction for certain “excess parachute payments” (as defined in Sections 280G and 4999) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance from us in connection with a change of control. The compensation committee considered the adverse tax liabilities imposed by Sections 280G and 4999, as well as other competitive factors, when it structured certain post-termination compensation payable to our named executive officers. The potential adverse tax consequences to us and/or the executive, however, are not necessarily determinative factors in such decisions. Our agreements with Messrs. Neubauer and Sutherland and Ms. McKee relating to employment require us to make a gross-up payment to compensate them for any excise taxes (and income taxes on such gross-up payment) that they incur under Section 4999 and other similar local tax laws as a result of these provisions. Mr. Foss' agreement does not provide for such gross-up payments, as the compensation committee was advised that it is no longer a common practice in the marketplace.
Compensation Committee Interlocks and Insider Participation
Mr. Neubauer, who is our Chairman and former Chief Executive Officer (and remains an employee of the Company), serves on the Compensation and Human Resources Committee of Holdings.
Please see “Certain Relationships and Related Transactions, and Director Independence” for information on transactions with JPMorgan. Stephen P. Murray, a member of our Compensation and Human Resources Committee, is the President and Chief Executive Officer of CCMP Capital Advisors, LLC (“CCMP”), a private equity firm specializing in buyout and growth equity investments.  Pursuant to an agreement with JPMorgan and J.P. Morgan Partners, LLC, CCMP advises J.P. Morgan Partners with respect to certain of its private equity investments, including its investment in Holdings.
Compensation Risk Disclosure
As part of its oversight responsibilities, the compensation committee considered the impact of our compensation programs on our risk profile and whether these programs promote excessive risk taking. Based on its review and the recommendation of its compensation consultant, the compensation committee determined that our compensation programs are appropriately structured and that risks arising from our compensation programs are not reasonably likely to have a material adverse affect on us for the following reasons, among others:

•	our compensation programs are well aligned with sound compensation design principles;

•	our Bonus Plan and the Management Incentive Bonus Plan utilize several financial performance measures at the corporate level, which cannot be easily manipulated by any one individual;

•	none of our individual business areas pose a significant business risk to the overall enterprise;

•	illiquid equity positions in Holdings ensure a long-term focus by our executives on our growth and long-term viability; and

•	equity compensation constitutes a meaningful portion of pay for most senior executives and focuses them on enhancing long-term stockholder value over a multi-year period.
Compensation Committee Report
The compensation committee has reviewed the Compensation Discussion and Analysis and discussed that Compensation Discussion and Analysis with management. Based on its review and discussions with management, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2012. This report is provided by the following directors, who constitute the compensation committee:
Robert J. Callander, Chairman
Joseph Neubauer
Leonard S. Coleman, Jr.
Thomas H. Kean
Stephen P. Murray

Summary Compensation Table
The following table lists the compensation we paid to our named executive officers as required to be disclosed:

Name and Principal Position	Year	Salary(1)	Bonus(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
				(all amounts in dollars)
Joseph Neubauer	2012	1,375,000	2,100,000	—	—	2,198,736	388,092	6,061,828
Chairman and former Chief Executive Officer	2011	1,300,000	2,500,000	1,824,000	—	1,497,083	258,437	7,379,520
	2010	1,300,000	2,100,000	2,006,500	—	1,404,705	202,194	7,013,399

Eric J. Foss	2012	545,192	1,512,500	5,658,563	—	—	339,240	8,055,495
Chief Executive Officer and President

L. Frederick Sutherland	2012	787,500	625,000	111,875	—	16,655	57,661	1,598,691
EVP and Chief Financial Officer	2011	750,000	650,000	816,925	—	15,385	51,273	2,283,583
	2010	750,000	600,000	1,324,543	—	14,113	55,023	2,743,679

Lynn B. McKee	2012	616,250	460,000	111,875	—	9,189	36,436	1,233,750
EVP, Human Resources and Communications	2011	590,000	500,000	816,925	—	8,389	40,392	1,955,706
	2010	586,538	450,000	969,096	—	7,599	44,805	2,058,038

Joseph M. Munnelly	2012	359,250	—	137,625	174,000	674	39,531	711,080
SVP, Controller and Chief Accounting Officer	2011	351,750	—	—	190,000	433	37,208	579,391

Karen A. Wallace	2012	223,462	—	22,020	73,000	896	25,637	345,015
Vice President and Treasurer

(1)
Messrs. Neubauer, Sutherland and Munnelly and Ms. McKee and Ms. Wallace deferred a portion of their salaries for the years presented under the 2007 Savings Incentive Retirement Plan. These amounts for fiscal 2012 are reflected in the Non-Qualified Deferred Compensation Table for Fiscal Year 2012 on page 66 and in this column.

(2)	Mr. Foss' bonus amount includes a signing bonus of $500,000, which was intended to cover relocation and commuting expenses, as well as $1,012,500, which is his target bonus, prorated for six months.

(3)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to the 2012, 2011 and 2010 fiscal years for the stock options granted to each of the named executive officers in 2012, 2011 and 2010, respectively. The grant date fair value for performance-based stock options granted in fiscal 2012 reflects the value attributable only to those options whose vesting is based on 2012 targets (also includes performance-based stock options granted in 2011, whose vesting is subject to the 2012 EBIT target, which was set in November 2011), as targets for later years had not been determined. As future targets are determined in future years, additional grant date fair value will be reflected in the years in which such targets are set. See “Grants of Plan Based Awards for Fiscal Year 2012” for additional information on stock options granted or deemed granted in 2012. For additional information on the valuation assumptions and more discussion with respect to the stock options, refer to Note 10 to the consolidated financial statements contained in this Annual Report.

(4)
Includes amounts earned on deferred compensation in excess of 120% of the applicable federal rate, based upon the above-market return at the time the rate basis was set. The amounts attributable to Mr. Neubauer’s above-market earnings on deferred compensation were $52,943 in 2012, $49,382 in 2011, and $45,518 in 2010. Also includes, for Mr. Neubauer, $2,145,793 in 2012, $1,447,701 in 2011 and $1,359,187 in 2010, which are the aggregate changes in the actuarial present value of his supplemental executive retirement benefit for such years. See “Employment Agreements and Change of Control Arrangements” on page 61 and “Pension Benefits for Fiscal Year 2012” on page 65.

(5)	The following are included in this column for 2012:

a.	The aggregate incremental cost to us of the following perquisites: car allowance payments or the cost to us of providing the named executive officer a Company-leased vehicle (including maintenance, insurance and fees), premium payments for disability insurance, premium payments for an excess health insurance plan, payments for an executive physical, parking fees paid by the Company, costs associated with personal use of Company-owned tickets or the Company-owned suite at sports stadiums, relocation expenses with respect to Mr. Foss, and, for Messrs. Neubauer and Foss, personal use of the Company aircraft and personal use of a Company-provided car and driver.

b.
With regard to Mr. Neubauer, $93,713 for Mr. Neubauer’s personal use of the Company aircraft. With regard to Mr. Foss, $144,218 for Mr. Foss' personal use of the Company aircraft, $94,362 for relocation expenses incurred by Mr. Foss and paid under our relocation program or reimbursed to Mr. Foss (including a tax gross up of $38,663 as provided for in the program) and $48,143 for legal expenses we paid on behalf of Mr. Foss in connection with the negotiation of his employment arrangements with us. The calculation of incremental cost for personal use of Company aircraft includes the variable costs incurred as a result of personal flight activity: a portion of ongoing maintenance and repairs, landing fees, aircraft fuel, telephone communications and any travel expenses for the flight crew.

c.
With respect to each individual listed in the table other than Mr. Foss, the amount of Company matching contributions to the Savings Incentive Retirement Plan for fiscal 2012 ($10,200 for Messrs. Neubauer, Sutherland and Munnelly and Ms. McKee and $8,003 for Ms. Wallace).

d.
Premium payments for term life insurance or the Survivor Income Protection Plan as follows: for Mr. Neubauer, $244,090, for Mr. Foss, $686, for Mr. Sutherland, $23,427, for Ms. McKee, $5,121, for Mr. Munnelly, $1,659 and for Ms. Wallace, $830.

Grants of Plan-Based Awards for Fiscal Year 2012
The following table provides information about equity awards granted or deemed granted to our named executive officers in fiscal 2012: (1) the grant date, (2) estimated future payouts under equity incentive plan awards, which consist of the stock options with performance-based vesting schedules, (3) estimated future payouts under non-equity incentive plan awards, which consist of potential awards under the MIB, (4) all other option awards, which consist of the number of shares underlying stock options with time-based vesting schedules, (5) the exercise price of the stock option awards, which reflects the most recent appraisal price of Holdings common stock on the date of grant and (6) the grant date fair value of each equity award computed under FASB ASC Topic 718.
All of the grants in the Grants of Plan-Based Awards for Fiscal Year 2012 table, the Outstanding Equity Awards at 2012 Fiscal Year-End table and the Options Exercises and Stock Vested Table for Fiscal Year 2012 refer to grants of options to purchase Holdings common stock. The Company no longer has an equity incentive plan and no longer grants any equity awards.

	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards(3) ($/sh)	Grant Date Fair Value of Stock and Option Awards(4)
		Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (2)(#)	Max (#)
Neubauer

Foss	6/6/2012							500,000	(5)	$14.96	$1,430,000
	6/6/2012							725,000	(6)	$14.96	$3,443,750
	6/6/2012							181,250	(7)	$14.96	$784,813	(8)

Sutherland	11/15/2011					31,250	31,250			$12.69	$111,875	(8)

McKee	11/15/2011					31,250	31,250			$12.69	$111,875	(8)

Munnelly	12/7/2011							25,000	(6)	$13.82	$112,250
	12/7/2011					6,250	6,250			$13.82	$25,375	(8)
	11/15/2011	38,092	178,000	311,500
Wallace	12/7/2011							4,000	(6)	$13.82	$17,960
	12/7/2011					1,000	1,000			$13.82	$4,060	(8)
	11/15/2011	16,193	75,667	132,417

(1)
The amounts represent the threshold, target, and maximum payouts under our Management Incentive Bonus Plan for the October 1, 2011 - September 28, 2012 performance period. The payment for threshold performance is 25% of target on all measures except individual objectives, for which the threshold is 1%. Ms. Wallace's threshold, target and max amounts have been prorated to reflect the increase in her bonus target in connection with her promotion to Treasurer.

(2)
Named executive officers may receive all or less than all of the target amount of performance-based options when certain events occur, including the achievement of certain percentage returns by our sponsors. See the discussion under “Performance-Based Stock Options” below. Consists of shares underlying options granted that vest in 25% increments on each of the first four anniversaries of the date of grant and upon the attainment of certain EBIT targets that are established by the compensation committee within the first ninety days of each fiscal year and described in the Compensation Discussion and Analysis and the narrative to the table. These stock options will expire ten years from the date of grant. The EBIT targets associated with the grants of performance-based options are listed below under "Performance Based Stock Options."

(3)	The exercise price of the options reported in the table is the most recent appraisal price of a share of Holdings common stock on the original date of grant.

(4)
This column shows the full grant date fair value of stock options granted or deemed granted to our named executive officers in fiscal 2012 under FASB ASC Topic 718. No restricted stock was granted in fiscal 2012. Options deemed granted on November 15, 2011 are those previously granted performance-based options whose vesting is subject to the achievement of the 2012 EBIT target set by the compensation committee on November 15, 2011. For additional information on the valuation assumptions, refer to Note 10 to the consolidated financial statements. These amounts do not correspond to the actual value that will be received by the named executive officers.

(5)
These stock options are installment stock purchase opportunities that are divided into 5 installments. The first installment vests immediately upon grant and is exercisable for one year. The remaining installments vest on the first four anniversaries of the December 15th following the grant date and are exercisable for a period of 31 days. At least 25% of the first installment must be exercised or the remaining installments are canceled.

(6)	These stock options vest 25% per year over four years and have a ten-year term.

(7)
These stock options are performance-based options that vest whether or not the fiscal 2012 EBIT target is satisfied, so long as Mr. Foss remains employed by us through the vesting date, as provided in his employment arrangements.

(8)
The grant date fair value for these performance-based stock options reflects the value attributable only to those options whose vesting is based on 2012 targets, as that is the only target that had been determined during fiscal 2012. As future targets are determined in future years, additional grant date fair value will be reflected in the years in which such targets are set.

Performance-Based Stock Options
The performance targets for 50% of the stock options granted to our named executive officers are based upon our annual EBIT. If we do not achieve the performance target for any particular fiscal year (other than that of the “Final Fiscal Year” for each grant, as defined below), but we do achieve a cumulative performance target at the end of a later fiscal year, then all installments of performance-based options that did not become vested because of a missed performance target or targets in a prior year will vest. Our EBIT targets over the four-year vesting schedule of options granted to our named executive officers in fiscal 2009 and fiscal 2010 are as follows:

Year	Annual EBIT Target (in millions)	Cumulative EBIT Target (in millions)
2010	$718.1	N/A
2011	$748.5	$1,507.5
2012	$834.8	$2,366.0
2013 (the “Final Fiscal Year”)	$804.2	$3,299.3
In June 2011, the Holdings board approved a new Form of Non-Qualified Stock Option Agreement that provides that annual and cumulative EBIT targets for performance-based stock options will be established by the compensation committee within the first ninety days of each fiscal year. Therefore, performance-based options granted to certain of our named executive officers in fiscal 2011 had only an EBIT target for fiscal 2011 and those granted in fiscal 2012 had only an EBIT target for fiscal 2012. In November 2011, the compensation committee established EBIT targets for fiscal 2012, and the EBIT targets for 2013 were approved by the compensation committee in November 2012. EBIT targets for 2014 and later fiscal years will be established within the first ninety days of the respective fiscal year. The EBIT targets for options granted in fiscal 2011 are as follows:

Year	Annual EBIT Target (in millions)	Cumulative EBIT Target (in millions)
2011	$748.5	N/A
2012	$834.8	$1,583.3
2013	$804.2	$2,387.5
2014 (the “Final Fiscal Year”)	*	*

*	EBIT Target not yet established
The EBIT targets for options granted in fiscal 2012 are as follows:

Year	Annual EBIT Target (in millions)	Cumulative EBIT Target (in millions)
2012	$834.8	N/A
2013	$804.2	$1,639.0
2014	*	*
2015 (the “Final Fiscal Year”)	*	*

*	EBIT Target not yet established
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

•
the effects of changes in foreign currency translation rates from the rates used in the calculation of the EBIT targets. The 2011 and later EBIT targets are based on the foreign currency translation rates used in the Business Plan approved by the Holdings board for the applicable year; and

•	the impact of the 53rd week of operations on our financial results during any 53-week fiscal year referenced in the relevant Schedule 1 to the Non-Qualified Stock Option Agreement.
Our calculation of EBIT is adjusted for acquisitions as follows:

•
for small acquisitions, which have purchase prices of less than $20 million each, there is no adjustment until the total consideration for all small acquisitions exceeds $20 million in any fiscal year, and then the EBIT targets will be adjusted for the percentage of EBIT that results from the cumulative amounts of such acquisitions over $20 million; and

•
for larger acquisitions, which have purchase prices of more than $20 million, our EBIT targets are adjusted based on the amount of EBIT that we project for that acquisition when it is approved by the Holdings board.

Our calculation of EBIT also is adjusted when we sell a business by an amount equal to the last twelve months of earnings of the divested business.
The terms of the performance targets and calculation of EBIT, including the adjustments, were initially negotiated with the sponsors in connection with the going-private transaction and were approved by the Holdings board in connection with the closing of the going-private transaction and subsequently modified twice in 2007. The EBIT targets were also modified in November 2008 and in December 2009 to reflect acquisitions and divestitures, pursuant to the terms of the Non-Qualified Stock Option Agreements. The EBIT targets are intended to measure achievement of the plan presented by us to the sponsors at the time of the negotiation of the going-private transaction, as modified in response to changed circumstances, and the adjustments to EBIT described above primarily represent elements of our performance that are either beyond the control of management or were not predictable at the time the targets were set. On June 21, 2011, the Holdings board approved a revised EBIT target for fiscal year 2011 and adopted a new form of Non-Qualified Stock Option Agreement that provides that the compensation committee will, on an annual basis, set both annual and cumulative EBIT targets for future fiscal years within 90 days of the beginning of each fiscal year based upon the Company’s business plan as approved by the Holdings board. The Holdings board also approved an amendment to outstanding Stock Option Agreements, which provides that if an annual EBIT target is established for fiscal 2012 or later years for options granted after June 21, 2011 that is less than the annual EBIT target for such fiscal year for the outstanding stock options, the EBIT target for such outstanding options will be reduced to such lower EBIT target. In addition, if a cumulative EBIT target as established for options granted after June 21, 2011 is achieved in a fiscal year ending after fiscal 2011, then for any years (beginning with fiscal 2011) that an annual EBIT target as established under the outstanding Stock Option Agreement was not achieved and which was not the final performance year of such option (a “missed year”), then the portion of the performance option under the outstanding Stock Option Agreement that did not vest in respect of such missed year will nevertheless become vested.
Because we achieved our EBIT target for fiscal 2011, all performance-based options whose vesting is based upon the attainment of the 2011 EBIT target vested in accordance with the vesting schedules for those options. We did not achieve our EBIT target for 2012; therefore, performance-based stock options whose vesting is based upon the attainment of the 2012 EBIT target did not or will not vest unless an alternate vesting condition for those options is later satisfied.
The above performance targets do not represent a prediction of how we will perform during the fiscal years 2013 through 2015. We are not providing any guidance, nor updating any prior guidance, of our future performance with the disclosure of these performance targets, and you are cautioned not to rely on these performance targets as a prediction of ARAMARK’s future performance.
Some or all of the performance-based options also will vest if certain other events occur, including the achievement of a return or internal rate of return by our sponsors. For example, if our sponsors were to sell a portion of their investment in Holdings and, in connection with that sale, achieve an internal rate of return (i) on or after the third anniversary of the grant date of the options for options granted prior to June 2012 and (ii) at any time for options granted in June 2012 or later equal to 15%, or, for options granted prior to June 2012, prior to the third anniversary of the grant date, that equals or exceeds 200% of that sponsor’s investment, the sale would be a qualified partial liquidity event and a percentage of the unvested performance-based options would vest. The percentage will be based upon the percentage of our sponsors’ interest in Holdings that was sold in the qualified partial liquidity event. In addition, if there is a change of control of Holdings in which our sponsors do not achieve the return or internal rate of return described above, a portion of the unvested performance-based options will vest, with the percentage vesting based upon the percentage of eligible performance-based options that had previously vested (all unvested time-based options will vest on a change of control). Finally, upon death, disability or retirement (attaining at least age 60 with five years of service), unvested performance-based options that would have vested during the twelve-month period immediately following termination had the termination not occurred during that period will vest if the performance targets for that period are satisfied. Time-based options that would have vested in the year following retirement, death or disability would also vest according to the vesting schedule. In addition, if employment terminates due to death, disability or retirement, the exercise period for vested options is one year, rather than the 90-day period that is otherwise available for terminations other than for cause.
Employment Agreements and Change of Control Arrangements
We have employment agreements with all of the named executive officers for indeterminate periods terminable by either party, in most cases subject to post-employment severance and benefit obligations. Mr. Neubauer's employment agreement, which was for an indeterminate period, was amended in November 2012 to provide that he will be an employee of the Company through December 2013. While we do have these agreements in place, from time to time, it has been necessary to renegotiate some terms upon actual termination.
For more information regarding change of control and severance payments for our named executive officers, see the disclosure under “Potential Post-Employment Benefits” on page 67.
Mr. Neubauer
Under Mr. Neubauer’s employment agreement in effect during fiscal 2012, he received a base salary of $1,400,000 for calendar 2012, which is reviewed annually by the compensation committee in connection with its review of Mr. Neubauer’s performance. His agreement provides that the compensation committee can increase, but not decrease, his salary in its discretion. Mr. Neubauer’s bonus is determined by the compensation committee pursuant to the terms of the Bonus Plan, and Mr. Neubauer is eligible to participate in our equity plan and all retirement and welfare programs applicable to our senior executives. Mr. Neubauer’s employment agreement provides for two years' advance notice of termination, either by us or by him. Mr. Neubauer’s employment agreement also provides that he will receive a supplemental retirement benefit for the duration of his life following his termination of employment, with a 50% survivor benefit for his surviving spouse for her lifetime, which is described more fully in “Pension Benefits for Fiscal Year 2012” below. Mr. Neubauer’s employment agreement provides for certain payments upon termination that are more fully discussed in the “Potential Post-Employment Benefits” section below.

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
As mentioned above, on November 14, 2012, the Holdings Board approved the third amendment to Mr. Neubauer's employment agreement. The amendment provides that Mr. Neubauer will remain an employee of the Company until December 31, 2013 at an annual base salary of $700,000, established a floor for his 2012 bonus of $1.95 million, and fixed his 2013 bonus at $1,116,667. In addition, Mr. Neubauer will continue to be entitled to some of the perquisites that he had previously, including secretarial support and use of an office, a Company-provided car and driver and the Company airplane, subject to availability.
Mr. Foss

In connection with his employment with us, we entered into an employment letter agreement and an agreement relating to employment and post-employment competition, dated May 7, 2012, with Mr. Foss. Mr. Foss' letter agreement provides that Mr. Foss will serve as Chief Executive Officer and President of the Company and will be elected to the Board of Holdings so long as Holdings is controlled by investment funds associated with or designated by our sponsors. Thereafter, Mr. Foss, while he remains the Chief Executive Officer and President, will be included as a nominee for election to the Board of Holdings at each annual stockholders meeting. The Company also elected Mr. Foss to the Board of the Company, effective May 7, 2012.

Mr. Foss is employed with us “at-will” and may be terminated at any time, subject to the severance provisions contained in his employment letter agreement. Mr. Foss' annual base salary is $1,350,000, and is subject to periodic review by the compensation committee. The compensation committee may, in its discretion, increase Mr. Foss' annual base salary. Mr. Foss' annual cash bonus will be determined by the compensation committee under our Senior Executive Annual Performance Bonus Plan. For fiscal 2012, however, Mr. Foss received a guaranteed bonus of $1,012,500 (his 2012 target bonus prorated for six months). His target bonus for fiscal 2013 will be equal to 150% of his annual base salary. When we hired Mr. Foss, we committed to providing a total annual compensation package to Mr. Foss for fiscal 2013 based on total annual compensation values at the 75th percentile of the Company's market peer group of companies. In addition, Mr. Foss received a one-time signing bonus of $500,000 intended to cover commuting and relocation expenses and is eligible to participate in all retirement, welfare and perquisite programs applicable to senior executives of the Company at benefit levels applicable to senior executives. Mr. Foss also receives a $2,000 monthly car allowance. We paid $48,143 on Mr. Foss' behalf in connection with the negotiation of his employment arrangements with us. Under our agreement with Mr. Foss, he is entitled to serve on two for-profit boards, subject to the prior approval of the Board. His current service on the boards of CIGNA Corporation and UDR, Inc. was approved by the Holdings board in connection with the approval of his employment arrangements.

Mr. Foss invested $3,750,000 through the purchase of common stock of Holdings at a per share purchase price equal to $14.96, which was equal to the fair market value (the appraisal price on the date of purchase) of one share of Holdings common stock. This common stock is deemed to be “Original Shares” (as defined in Holdings' Stockholders' Agreement) entitling Mr. Foss to certain put and call rights as provided in the Holdings Stockholders' Agreement. In addition, Mr. Foss received an ISPO to purchase 500,000 shares of Holdings common stock. The ISPO is divided into five equal installments, with the first installment exercisable immediately upon grant and the remaining four installments exercisable in equal installments on each anniversary over a four-year period. Mr. Foss exercised the first installment for 100,000 shares of Holdings common stock, which he had committed to do under the terms of his employment letter agreement. Mr. Foss was also granted a nonqualified stock option to purchase 1,450,000 shares of Holdings common stock, one-half of which has time-based vesting conditions and the other half of which has service and performance-based vesting conditions, except that the performance-based tranche that would vest based on the Company's performance for fiscal year 2012 will become fully vested so long as Mr. Foss remains employed with the Company through the applicable vesting date (regardless of whether the 2012 EBIT target is achieved). In addition, Mr. Foss will be required to hold Holdings common stock having a fair market value equal to six times his base salary.

If we terminate Mr. Foss' employment without cause or Mr. Foss resigns for good reason prior to a change of control (as defined in his agreement relating to employment and post-employment competition), Mr. Foss will receive severance payments equal to two times his base salary plus two times his most recent annual bonus, paid over a twenty-four month period. In addition, he would receive a pro rata portion of his bonus for the year of his termination, based upon the actual performance of the Company (his 2012 bonus is deemed to be his full target bonus of $2,025,000 for this purpose). Mr. Foss would also continue to receive his car allowance and to participate in our medical and life insurance programs. Finally, Mr. Foss' time-based stock options that would have vested in the 24-month period following his termination date, but for his termination of employment, would vest immediately.

Mr. Foss' agreement relating to employment and post-employment competition contains a double trigger. If the Company experiences a change of control (as defined in Mr. Foss' agreement) and within three years after that change of control Mr. Foss is terminated without cause or resigns for good reason, he would be entitled to similar payments as if he were terminated without cause or resigned for good reason prior to a change of control. Mr. Foss would receive severance payments equal to two times his base salary plus two times his most recent annual bonus or his target bonus, whichever is higher, paid over a twenty-four month period. In addition, he would receive a pro rata portion of his bonus for the year of his termination (his 2012 bonus is deemed to be his full target bonus of $2,025,000 for this purpose). Mr. Foss would also continue to receive his car allowance and to participate in our medical and life insurance programs. Finally, Mr. Foss' stock options would vest in accordance with the applicable plan document or award agreement.

Upon any termination of employment, Mr. Foss would also receive any accrued amounts (earned but unpaid salary and benefits) owed to him by the Company. During his employment term and for a period of two years thereafter, Mr. Foss would be subject to non-competition and non-solicitation restrictions.
Mr. Sutherland and Ms. McKee
In connection with the going-private transaction, we entered into employment agreements relating to employment and post-employment competition with Mr. Sutherland and Ms. McKee in July 2007.
If Mr. Sutherland or Ms. McKee is terminated without “cause,” the agreements generally provide for severance payments equal to 6 to 18 months of pay, plus the continuation of certain other benefits, including basic group medical and life insurance coverage and use of a Company-leased vehicle or continuation of a car allowance, during the period of such payment. The agreements contain non-competition provisions pursuant to which the management committee member would be restricted from associating with or acquiring or maintaining an ownership interest in a competing business for a period of two years (or one year if employment is terminated by us other than for cause or is terminated by the employee for good reason after a change of control).
Upon a change of control of Holdings or us as described in the agreements, in addition to the severance payments discussed in the preceding paragraph, these management committee members also would be entitled to lump sum payments if their employment is terminated under certain circumstances. The agreements provide a payout in the event of a change of control based on a “double trigger” (more fully described under “Potential Post-Employment Benefits”). The agreements, including the “double trigger” provision, were negotiated with the sponsors in connection with the going-private transaction. These provisions are intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and our other constituents without undue concern over whether the transactions may jeopardize the executives’ own employment.

Mr. Munnelly and Ms.Wallace
We entered into agreements relating to employment and post-employment competition with Mr. Munnelly and Ms. Wallace upon their commencement of employment with us. The agreements provide for post-employment benefits should Mr. Munnelly or Ms. Wallace be terminated by us without cause. Those benefits include between 26 and 52 weeks of severance pay, depending on the length of time the executive has been employed by the Company, and basic group medical coverage and continued use of the Company-leased vehicle or the Company-paid auto allowance during the severance pay period. The agreements contain non-disclosure and non-disparagement provisions to which the executive must adhere for certain periods of time after termination of employment, as well as a one year non-competition provision and a two year non-solicitation provision.
Indemnification Agreements
We have entered into Indemnification Agreements with our named executive officers, among others, that provide substantially similar rights to which they are currently entitled pursuant to our certificate of incorporation and by-laws and that spell out further the procedures to be followed in connection with indemnification.

Outstanding Equity Awards at 2012 Fiscal Year-End
The following table provides information with respect to holdings of stock options by our named executive officers at 2012 fiscal year-end.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable(1)	Number of Securities Underlying Unexercised Options(#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)(3)	Option Exercise Price	Option Expiration Date
Neubauer	—	—	106,874	$6.50	2/27/2017
	37,500	—	35,624	$10.80	3/5/2018
	100,000	100,000	150,000	$10.54	3/2/2020
	100,000	150,000	150,000	$12.69	6/22/2021
	—	80,000	—	$12.69	1/15/2016
Foss	—	725,000	725,000	$14.96	6/6/2022
	—	400,000	—	$14.96	1/15/2017
Sutherland	756,591	—	235,659	$6.50	1/26/2017
	274,500	—	85,500	$6.50	2/27/2017
	57,189	—	17,811	$10.80	3/5/2018
	100,000	25,000	75,000	$9.65	9/2/2019
	75,000	50,000	75,000	$10.54	3/2/2020
	62,500	93,750	93,750	$12.69	6/22/2021
	—	48,000	—	$12.69	1/15/2016
McKee	466,555	—	145,321	$6.50	1/26/2017
	228,750	—	71,250	$6.50	2/27/2017
	38,126	—	11,874	$10.80	3/5/2018
	56,250	37,500	56,250	$10.54	3/2/2020
	62,500	93,750	93,750	$12.69	6/22/2021
	—	48,000	—	$12.69	1/15/2016
Munnelly	45,750	—	14,250	$9.95	12/4/2017
	56,694	—	17,656	$9.95	12/20/2017
	13,726	—	4,274	$10.80	3/5/2018
	31,875	21,250	31,875	$10.54	3/2/2020
	—	25,000	25,000	$13.82	12/7/2021
Wallace	18,796	—	5,854	$6.50	1/26/2017
	11,439	—	3,561	$6.50	2/27/2017
	3,050	—	950	$10.80	3/5/2018
	7,500	5,000	7,500	$10.54	3/2/2020
	—	4,000	4,000	$13.82	12/7/2021

(1)	The amounts in this column are time-based and performance-based options and ISPOs that have vested.

(2)
These are options subject to time-based vesting and generally vest 25% per year over four years from the date of grant, provided that the named executive officer is still employed by us. ISPOs are also included in this column.

Equity Instrument	Expiration Date	Grant Date	Vesting Schedule
Option	January 26, 2017	January 26, 2007	25% on each of the first four anniversaries of the date of grant.
Option	February 27, 2017	February 27, 2007	25% on each of the first four anniversaries of January 26, 2007.
Option	March 5, 2018	March 5, 2008	25% on each of the first four anniversaries of the date of grant.
Option	September 2, 2019	September 2, 2009	25% on each of the first four anniversaries of the date of grant.
Option	March 2, 2020	March 2, 2010	25% on each of the first four anniversaries of the date of grant.
Option	June 22, 2021	June 22, 2011	25% on each of the first four anniversaries of the date of grant.
Option	December 7, 2021	December 7, 2011	25% on each of the first four anniversaries of the date of grant.
Option	June 6, 2022	June 6, 2012	25% on each of the first four anniversaries of the date of grant.
ISPOs with an expiration date of January 15, 2016 were granted on June 22, 2011 and are divided into 5 installments. ISPOs with an expiration date of January 15, 2017 were granted on June 6, 2012 and are divided into 5 installments. The first ISPO installment vests immediately upon grant and is exercisable for one year. The remaining installments vest on the first four anniversaries of the December 15th following the grant date and are exercisable for a period of 31 days. At least 25% of the first installment must be exercised or the remaining installments are canceled.

(3)
These are the maximum number of options that are subject to performance-based vesting. 25% of the original award will vest each year over four years from the grant date, which in each case was 10 years prior to the listed expiration date, provided that certain performance targets are satisfied and the named executive officer is still employed by us, with certain exceptions (disability, retirement or death). See the narrative following the “Grants of Plan-Based Awards for Fiscal Year 2012” table.

Options Exercises and Stock Vested Table for Fiscal Year 2012
The following table sets forth information with respect to the named executive officers concerning the exercise of options in fiscal 2012.

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]
Neubauer	490,002	$2,930,448
Foss	100,000	—
Sutherland	—	—
McKee	12,000	$13,560
Munnelly	—	—
Wallace	—	—

(1)	For Mr. Foss, who exercised ISPOs, no value was realized because the fair market value at the time of exercise was equal to the exercise price of the ISPO.
Pension Benefits for Fiscal Year 2012
Mr. Neubauer is the only named executive officer who has a supplemental executive retirement benefit. His right to the benefit vested in 1988. The supplemental executive retirement benefit entitles him to receive benefits beginning on his termination of employment for any reason or on his retirement. The annual benefit, which is payable in monthly installments, equals 50% of Mr. Neubauer’s base salary plus 50% of his average bonus, calculated based on his bonus from 2001-2003, or the three full years immediately preceding his retirement, whichever is greater. Under the third amendment to Mr. Neubauer's employment agreement, which was approved by the Holdings board on November 14, 2012, for purposes of Mr. Neubauer's supplemental executive retirement benefit, his salary is fixed at $1,400,000 and his average bonus will be based upon the three-year average bonus for fiscal 2010, 2011 and 2012 ($2,233,333). Mr. Neubauer will receive the retirement benefit for the remainder of his life and, upon his death, his surviving spouse would receive one-half of the benefit for the remainder of her life. This benefit will be paid to Mr. Neubauer, or his surviving spouse, according to our normal payroll cycle. Any amounts payable under the Survivor Income Protection Plan will reduce Mr. Neubauer’s retirement benefit. If Mr. Neubauer experiences a permanent disability, this benefit would commence immediately. The table below lists the present value of his benefit, which is set forth in his employment agreement with us, rather than in an actual plan document.

Name	Plan Name(1)	Number of Years of Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)(4)	Payments During Last Fiscal Year ($)
Neubauer	N/A	N/A	$22,877,394	—

(1)	Mr. Neubauer is entitled to this benefit under his employment agreement with the Company.

(2)	Mr. Neubauer’s right to the benefit vested in 1988 and credited service is not taken into account in determining the amount of the benefit.

(3)
The assumptions used in determining the present value of the future payments for the supplemental retirement benefit as of September 28, 2012 are as follows: (a) a discount rate of 3.25%; (b) mortality assumption based on the UP-94 mortality table; (c) payment as a monthly annuity as described above; and (d) Mr. Neubauer’s applicable base salary and average bonus figures. In the past, we calculated the actuarial present value assuming a retirement age equal to 2.0 years past Mr. Neubauer’s current age, based on the notice provision in his employment agreement. Because we hired Mr. Foss as our new chief executive officer in fiscal 2012, we calculated the actuarial present value for fiscal 2012 assuming a retirement age equal to 1.5 years past Mr. Neubauer’s current age, which was our best estimate of Mr. Neubauer's time to retirement as of fiscal year end. The assumptions are adjusted annually, based on prevailing market conditions and actual experience.

(4)	The third amendment to Mr. Neubauer's employment agreement, which the Company entered into on November 14, 2012,

provides that Mr. Neubauer will remain an employee of the Company through December 31, 2013, which is 1.25 years past Mr. Neubauer's age at our fiscal 2012 year end. The difference in the actuarial present value using 1.25 years to retirement vs. 1.5 years is not material.
Non-Qualified Deferred Compensation for Fiscal Year 2012
Our named executive officers are eligible to participate in two deferred compensation plans: the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan, each of which is discussed in “Other Components of Compensation” in the Compensation Discussion and Analysis above. Our named executive officers, other than Messrs. Foss and Munnelly, participated in predecessor plans to the 2007 Savings Incentive Retirement Plan and/or the 2005 Deferred Compensation Plan and retain balances in these older plans, all of which are reflected in the table.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earning in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)(4)
Neubauer
2007 SIRP	30,000	10,200	297,118	—	5,644,927
2005 Deferred Comp Plan	—	—	134,127	—	2,541,104
Other Deferred Compensation(5)	—	—	—	—	959,369
Foss
2007 SIRP	—	—	—	—	—
2005 Deferred Comp Plan	—	—	—	—	—
Sutherland
2007 SIRP	47,192	10,200	135,662	—	2,606,883
2005 Deferred Comp Plan	—	—	—	—	—
McKee
2007 SIRP	36,934	10,200	74,847	—	1,449,247
2005 Deferred Comp Plan	—	—	—	—	—
Munnelly
2007 SIRP	21,547	10,200	5,491	—	127,014
2005 Deferred Comp Plan	—	—	—	—	—
Wallace
2007 SIRP	13,338	8,003	7,300	—	154,606
2005 Deferred Comp Plan	—	—	—	—	—

(1)
All amounts in this column were deferred under the 2007 Savings Incentive Retirement Plan during fiscal 2012. All amounts deferred are included in the named executive officer’s salary amount in the Summary Compensation Table.

(2)
With respect to our named executive officers, these amounts constitute the Company match for fiscal 2012, which was made in November 2012 to our nonqualified deferred compensation plan, the 2007 Savings Incentive Retirement Plan. These amounts were reported in the Summary Compensation Table.

(3)
Mr. Neubauer has balances in both the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan, or its predecessors. Our Summary Compensation Table for previous years included the amount of salary deferred and Company match for those years. The amounts in the Executive Contributions column are included in the Salary column in the Summary Compensation Table for fiscal 2012 and amounts in the Registrant Contributions column are reflected in the All Other Compensation column and are separately footnoted. To the extent that earnings for the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan exceeded 120% of the applicable federal rate, those excess earnings were reported in the Change in Pension Value and Non-Qualified Deferred Compensation Earnings column of the Summary Compensation Table as follows: for Mr. Neubauer, $52,943, for Mr. Sutherland, $16,655, for Ms. McKee, $9,189, for Mr. Munnelly, $674, and for Ms. Wallace, $896.

(4)
The Aggregate Balance at Fiscal Year End includes amounts that were reported in the Summary Compensation Table for the last three fiscal years as follows: for Mr. Neubauer, $471,606, for Mr. Sutherland, $213,838, for Ms. McKee, $162,776, for Mr. Munnelly, $64,261 (for 2011 and 2012), and for Ms. Wallace, $22,237 (for 2012 only).

(5)	Represents amounts deferred beginning in 1995 under various deferred compensation plans that are aggregated on the books of the Company and for which Mr. Neubauer is not credited with interest.

The 2007 Savings Incentive Retirement Plan enables our named executive officers to defer up to 25% of their base salaries, which become our unfunded deferral obligations. We credit amounts deferred with interest at the Moody’s Long Term Corporate Baa Bond Index rate for October of the previous year; which was 5.37% beginning January 1, 2012. From September 29, 2011 until December 31, 2011, we credited amounts deferred with an interest rate equal to 5.72%. Employees who participate in the 2007 Savings Incentive Retirement Plan are eligible to receive a Company matching contribution equal to 25-75% of the first 6% of their salary deferred up to the Internal Revenue Code maximum deferral limit ($17,000 for fiscal 2012). This match is intended to replicate what the employee would have received if he or she had been able to participate in our 401(k) plans. For fiscal 2012, the Company matching contribution was 60%. Participants in the Savings Incentive Retirement Plan may only make account withdrawals if there occurs an unforeseeable emergency as defined in the plan and the withdrawal is approved by the plan administrative committee. Company match amounts are not available for a hardship withdrawal. The 2007 Savings Incentive Retirement Plan is settled in cash following termination of employment and in compliance with certain requirements of Section 409A of the Internal Revenue Code.
Named executive officers may defer receipt of part or all of their cash compensation under our 2005 Deferred Compensation Plan. The 2005 Deferred Compensation Plan allows executives to save for retirement in a tax-deferred way at minimal cost to us. Under this unfunded Plan, amounts deferred by the executive are credited at an interest rate based on Moody’s Long Term Corporate Baa Bond Index rate for October of the previous year, which was 5.37% beginning January 1, 2012. From September 29, 2011 until December 31, 2011, we credited amounts deferred with an interest rate equal to 5.72%. The 2005 Deferred Compensation Plan permits participants to select a payment schedule at the time they make their deferral election, subject to a three-year minimum deferral period as long as the participant remains employed by us. All or a portion of the amount then credited to a deferral account may be withdrawn, if the withdrawal is necessary in light of a severe financial hardship.
Effective January 1, 2013, the rate for both the 2007 Savings Incentive Retirement Plan and the 2005 Deferred Compensation Plan will be adjusted to 4.58%, the Moody’s Long Term Corporate Baa Bond Index rate for October 2012.
Potential Post-Employment Benefits
Our named executive officers may be eligible to receive benefits in the event their employment is terminated (1) upon their retirement, disability or death, (2) by ARAMARK without cause, or (3) in certain circumstances following a change of control. The amount of benefits will vary based on the reason for the termination.
The following sections present a discussion and calculations, as of September 28, 2012, of the estimated benefits the named executive officers would receive in these situations. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions discussed in the footnotes to the table and may not represent the actual amount an executive would receive if an eligible termination event were to occur.

In addition to the amounts disclosed in the following sections, each of our named executive officers would retain the amounts which he or she has earned or accrued over the course of his or her employment prior to the termination event, such as the executive’s balances under our deferred compensation plans and, on death, disability and termination other than for cause, the proceeds of previously vested stock options and on death, disability or retirement (if eligible), the proceeds of one additional tranche of unvested time-based options that will vest and the proceeds of any unvested performance-based options that would have otherwise vested in the year following termination. Mr. Neubauer is entitled to his supplemental executive retirement benefit upon his termination of employment. For further information about previously earned and accrued amounts, see “Summary Compensation Table,” “2012 Outstanding Equity Awards at Fiscal Year-End,” “Pension Benefits for Fiscal Year 2012” and “Nonqualified Deferred Compensation for Fiscal Year 2012."
Retirement, Death and Disability
Mr. Neubauer
Mr. Neubauer has an employment agreement with us under which he is entitled to receive benefits from a supplemental executive retirement benefit upon his termination of employment or retirement. See “Pension Benefits for Fiscal Year 2012” for more information on Mr. Neubauer’s supplemental retirement benefit.
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

If Mr. Neubauer is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or if Mr. Neubauer is, by reason of any such condition, receiving income replacement benefits for a period of not less than three months under an accident and health plan, he will be considered permanently disabled and will receive all accrued but unpaid salary and vacation, continuation of salary for three years (offset by any amounts received under the Survivor Income Protection Plan and any disability plans), a portion of his bonus prorated for the portion of the then current fiscal year, calculated based on his average bonus from 2001-2003, or the three full years immediately preceding his termination, whichever is greater. In addition, all stock options held by Mr. Neubauer will become vested and immediately exercisable, but will remain subject to the terms of the Holdings 2007 Management Stock Incentive Plan. Accelerated vesting will occur for both Mr. Neubauer’s time-based and performance-based stock options (at target). In addition, Mr. Neubauer may participate in the Executive Health Plan at his own expense for a period of three years following his permanent disability. Mr. Neubauer’s benefits on permanent disability would be in addition to amounts he would receive under the supplemental retirement benefit described above.
As discussed above, on November 14, 2012, the Holdings board approved the third amendment to Mr. Neubauer's employment agreement, which provides that Mr. Neubauer will remain Chairman and an employee of the Company until December 31, 2013. Under the third amendment, Mr. Neubauer's base salary was reduced to $700,000 for calendar 2013, he is entitled to a minimum of $1,950,000 for his fiscal 2012 bonus (he was actually awarded $2.1 million) and he will receive a fixed 2013 bonus equal to the 50% of the average of his bonus awards for fiscal 2010, 2011 and 2012. The third amendment also provides that for purposes of his supplemental executive retirement benefit discussed above, Mr. Neubauer's salary will be fixed at $1,400,000 and his average bonus will be based on the three-year average bonus for fiscal 2010, 2011 and 2012 ($2,233,333). In addition, the third amendment provides that following the termination of Mr. Neubauer's employment for any reason, his stock options and ISPOs will continue to vest as if his employment had not been terminated based on the passage of time and as applicable, based on the achievement of performance targets. Mr. Neubauer will continue to be entitled to some of the perquisites that he had previously, including secretarial support and use of an office, a Company-provided car and driver and the Company airplane, subject to availability.
Messrs. Foss, Sutherland and Munnelly and Ms. McKee and Ms. Wallace
The other named executive officers do not receive any special benefits upon retirement, disability or death, other than those under the Survivor Income Protection Plan and/or life insurance, as applicable, in the case of death as more fully described in the “Other Components of Compensation” section of the Compensation Discussion and Analysis, or with regard to their stock options that are more fully described above.

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
Mr. Foss
Mr. Foss is not entitled to any benefits under his employment agreement upon termination for cause or resignation without good reason. Termination for cause as defined in his employment agreement means termination of employment due to conviction or plea of guilty or nolo contendere to a felony or a misdemeanor involving moral turpitude that has a substantial adverse effect on Mr. Foss' ability to perform his duties, willful and continuous failure to perform his or her duties after written notice, willful and continuous failure to perform lawfully assigned duties that are consistent with his position with the Company, willful violation of our Business Conduct Policy that causes us material harm or intentionally working against our best interests, in each case after notice and failure to cure the conduct within 15 business days.
Mr. Sutherland and Ms. McKee
Mr. Sutherland and Ms. McKee are not entitled to any benefits under their employment agreements upon termination for cause or resignation without good reason. With respect to Mr. Sutherland and Ms. McKee, termination for cause means termination of employment due to conviction or plea of nolo contendere to a felony, intentional fraud or dishonesty with regard to us that causes us demonstrable harm, willful and continuous failure to perform his or her lawfully assigned duties that are consistent with their positions, willful violation of our Business Conduct Policy that causes material harm to us or our business reputation or intentionally working against our best interests, in each case after notice and failure to cure the conduct within 10 business days. Mr. Sutherland and Ms. McKee are subject to a two-year non-competition covenant if their employment is terminated for cause or they resign without good reason.
Mr. Munnelly and Ms. Wallace
Mr. Munnelly and Ms. Wallace are not entitled to any benefits under their employment agreements upon termination for cause or resignation without good reason. With respect to Mr. Munnelly and Ms. Wallace, termination for cause means termination of employment due to conviction or plea of nolo contendere to a felony, fraud or dishonesty, willful failure to perform his or her assigned duties, willful violation of our Business Conduct Policy or intentionally working against our best interests. Mr. Munnelly and Ms. Wallace are subject to a one-year non-competition covenant if their employment is terminated for cause or they resign without good reason.
Termination without Cause / Resignation for Good Reason prior to a Change of Control
Mr. Neubauer
If Mr. Neubauer’s employment is terminated by us without cause or if he resigns for good reason after we materially breach his employment agreement and fail to cure, he is entitled to the following payments and benefits:

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

Under the third amendment to Mr. Neubauer's employment agreement, which the Holdings Board approved on November 14, 2012, following the termination of his employment for any reason, Mr. Neubauer's stock options will not automatically vest; rather, his stock options and ISPOs will continue to vest as if his employment had not been terminated based on the passage of time and as applicable, based on the achievement of performance targets.
Mr. Foss
If Mr. Foss is terminated without cause or resigns for good reason prior to a change of control (as defined in his agreement), he will be entitled to the following payments and benefits:

•	A pro rata bonus for the year of termination based upon actual performance;

•	Continued payment of his base salary for 24 months;

•	Two times the prior year's bonus (if any) paid over 24 months (for 2012, this is deemed to be his full target bonus);

•	Continued participation in the Company's basic medical and life insurance programs on the same terms as prior to termination for a period of 24 months, both for Mr. Foss and for his dependents;

•	Continued payment of his car allowance for 24 months; and

•	Immediate vesting of time-based stock options that would have vested during the 24 month period following his termination.

Mr. Foss is subject to non-competition and non-solicitation provisions for the two year period following his termination of employment.
Mr. Sutherland and Ms. McKee
If we terminate Mr. Sutherland or Ms. McKee without cause, he or she will receive:

•	Severance payments equal to his or her monthly base salary for 18 months, made in the course of our normal payroll cycle;

•
Participation in our basic medical and life insurance programs during the period over which he or she receives severance payments, with the employee’s share of premiums deducted from the severance payments;

•	Continuation of his or her car allowance payments, as applicable, during the severance period; and

•	All of his or her vested stock options.
Mr. Sutherland and Ms. McKee are subject to a two-year non-competition covenant if their employment is terminated without cause and it is reduced to one year if, following a change of control, they are terminated without cause or they resign for good reason.
Mr. Munnelly and Ms. Wallace
If we terminate Mr. Munnelly or Ms. Wallace without cause, each will receive:

•	Severance payments equal to his or her monthly base salary for 52 weeks made in the course of our normal payroll cycle;

•
Participation in our basic medical and life insurance programs during the period over which he or she receives severance payments, with the employee’s share of premiums deducted from the severance payments;

•	Use of his or her Company car or continuation of his or her car allowance payments, as applicable, during the severance period; and

•	All of his or her vested stock options.
Mr. Munnelly and Ms. Wallace are subject to non-disclosure and non-disparagement obligations, a one-year non-competition covenant and a two-year non-solicitation covenant after termination of employment under their agreements.
Termination without Cause or Resignation for Good Reason after a Change of Control
Mr. Neubauer
Mr. Neubauer may resign within 12 months after a change of control, and his resignation will be considered to be resignation with good reason. He would then be entitled to the benefits set forth in the previous section "Termination without Cause / Resignation for Good Reason prior to a Change of Control." A change of control under Mr. Neubauer’s employment agreement includes a person’s acquisition of 35% or more of our outstanding voting stock, the change in a majority of our board membership over a two-year period, a sale or disposition of substantially all of our income-producing assets or property, our merger or consolidation with another Company with our stockholders owning less than 50% of the voting stock of the surviving corporation after the merger or a change of control. A change of control will not be deemed to have occurred under Mr. Neubauer’s employment agreement if Mr. Neubauer is a member of the group whose transaction with us or our stockholders would result in the change of control. If Mr. Neubauer resigns for good reason, he is entitled to the amounts set forth above under the heading “termination without cause.” This would constitute a “single trigger” since Mr. Neubauer can resign for any reason within 12 months after a change of control and be paid out under his agreement. This “single trigger” provision has been included in Mr. Neubauer’s employment agreement for at least the past 12 years and was not triggered by the going-private transaction.
Mr. Foss

Our employment agreement with Mr. Foss contains a “double trigger”—to be initiated, there must be a change of control followed by an involuntary loss of employment or decrease in responsibilities within three years thereafter, or employment must be terminated in anticipation of a change of control. If we terminate Mr. Foss' employment without cause during the three-year period following a change of control or he resigns for good reason following a change of control, Mr. Foss would receive:

•	a pro-rata portion of his annual target bonus in effect on the date of the change of control or on the date of termination, whichever is higher, in a lump sum;

•	two times his base salary in effect on the date of the change of control or on the date of termination, whichever is higher, payable over 24 months;

•	two times the higher of his annual target bonus in effect on the date of the change of control or his most recent annual bonus, whichever is higher, payable over 24 months;

•	outplacement counseling in an amount not to exceed 20% of his base salary, for a period of 24 months;

•	treatment of equity awards in accordance with the terms of the applicable plans and agreements;

•	continued participation (for Mr. Foss and his dependents) in our medical and life insurance programs on the same terms as in effect immediately prior to his termination, for a period of 24 months; and

•	continued payment of his car allowance, if provided at the time of termination, for a period of 24 months.

Change of control is defined in Mr. Foss' agreement relating to employment and post-employment competition to include the following:

•	an entity or group other than us, our sponsors or one of our employee benefit plans acquire more than 50% of our voting stock;

•
the Company experiences a reorganization, merger or sale or disposition of substantially all of our assets or we purchase the assets or stock of another entity unless the shareholders prior to the transaction own at least 50% of the voting stock after the transaction and no person owns a majority of the voting stock (unless that ownership existed before the transaction); or

•
a majority of the members of our board are replaced during any 12-month period and the new directors are not endorsed by a majority of the Company’s board before the replacement or the replacement is not contemplated by our stockholders' agreement.

In addition to termination by us following a change of control, Mr. Foss' employment agreement provides the same benefits to him if he resigns for good reason following a change of control. Good reason is defined in Mr. Foss' agreement relating to employment and post-employment competition as:

•
Any diminution in title or reporting relationships, or substantial diminution in duties or responsibilities (other than a change in control after which the Company is no longer publicly held or independent) including the requirement that he report to any person or entity other than the Holdings Board;

•	Reduction in base salary or target annual bonus opportunity, other than, prior to a change of control, an across-the-board reduction applicable to all senior executives;

•	the relocation of his principal place of employment by more than 35 miles in a direction further away from his current residence;

•	a material decrease in employee benefits in the aggregate; and

•	failure to pay or provide (in any material respect) the compensation and benefits under his employment letter agreement or his agreement relating to employment and post-employment competition.

Mr. Foss must provide 90 days' written notice that he is resigning for good reason and the Company then has 30 days to cure. If the condition is not cured, Mr. Foss has thirty days from the end of the cure period to resign for good reason.

Mr. Foss' employment agreement also provides that if any payments to Mr. Foss in connection with a change in control of the Company would constitute excess parachute payments that are subject to excise taxes under Section 4999 of the Code, such payments will be subject to a reduction to avoid any such excise taxes that may be due, if such reduction results in Mr. Foss retaining a greater after-tax amount than if Mr. Foss paid the excise taxes otherwise due. Mr. Foss is not eligible to receive a gross-up payment in respect of any such excise taxes he may pay. During his employment term and for a period of two years thereafter, Mr. Foss would be subject to non-competition and non-solicitation restrictions with the Company.
Mr. Sutherland and Ms. McKee
Our employment agreements with Mr. Sutherland and Ms. McKee contain a “double trigger”—to be initiated, there must be a change of control followed by an involuntary loss of employment or decrease in responsibilities within three years thereafter, or employment must be terminated in anticipation of a change of control. We chose to implement a “double trigger” because we were advised by Frederic W. Cook & Co., Inc. that a “double trigger” is more common in the market than a “single trigger.” In addition, in connection with the going-private transaction, change of control amounts were paid to our management committee members other than Mr. Neubauer and Mr. Foss under their previous employment agreements. With respect to Mr. Sutherland and Ms. McKee, a change of control is deemed to occur if:

•	an entity or group other than our sponsors acquires more than 50% of our voting stock;

•	the Company experiences a reorganization, merger or sale or disposition of substantially all of our assets or we purchase the assets or stock of another entity unless the shareholders prior to the transaction own at least 50% of the voting stock after the transaction and no person owns a majority of the voting stock (unless that ownership existed before the transaction); or

•
a majority of the members of our board are replaced during any 12-month period and the new directors are not endorsed by a majority of the Company’s board before the replacement or the replacement is not contemplated by our stockholders' agreement.

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
If Mr. Sutherland’s or Ms. McKee’s employment is terminated by us without cause or if he or she resigns with good reason (as defined in his or her employment agreement) following a change of control other than the going-private transaction that was completed in January 2007, he or she is entitled to the following in addition to severance payments and benefits, which are also included in the "change of control" amounts in the table (see “Employment Agreements and Change of Control Arrangements”):

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

•
Accelerated vesting of outstanding equity-based awards or retirement plan benefits as is specified under the terms of the applicable plans. See the narrative following the “Grants of Plan-Based Awards for Fiscal Year 2012” table.

Mr. Sutherland and Ms. McKee are subject to a one-year non-competition covenant if their employment is terminated without cause or they terminate for good reason, each after a change of control.
If the payments made to a management committee member (other than Mr. Foss) were to result in excise tax or interest and penalties, the Company is required to gross up the management committee member for the income or excise tax imposed. This gross-up provision ensures that our management committee members receive the full benefit of payments related to a change of control to which they are entitled. If a change of control were to have occurred at the end of fiscal 2012, no excise tax would have been imposed on our management committee members other than Mr. Foss (who would not receive a gross up) and, therefore, the table below does not include any gross-up for excise taxes.
Mr. Munnelly and Ms. Wallace
Mr. Munnelly and Ms. Wallace are not entitled to any additional benefits under their employment agreements upon termination without cause after a change of control, other than severance benefits as follows:

•	Severance payments equal to his or her monthly base salary for 52 weeks made in the course of our normal payroll cycle;

•
Participation in our basic medical and life insurance programs during the period over which he or she receives severance payments, with the employee’s share of premiums deducted from the severance payments;

•	Use of his or her Company car or continuation of his or her car allowance payments, as applicable, during the severance period;

•	All of his or her vested stock options; and

•	Unvested options in accordance with Holdings' 2007 Management Stock incentive Plan.
There is no concept of "good reason" in their employment agreements.
Estimated Benefits Upon Termination
The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a termination of employment, assuming a September 28, 2012 termination date and using the appraisal price of Holdings common stock as of September 28, 2012 ($15.17). The named executive officers would also be eligible to receive their supplemental retirement benefits (in the case of Mr. Neubauer) and accrued deferred compensation (see “Pension Benefits for Fiscal Year 2012” and “Nonqualified Deferred Compensation for Fiscal Year 2012”), which does not automatically accelerate upon a change of control. Some of the named executive officers have optional life insurance for which they pay 100% of the premium.
This table shows amounts that would be payable under existing employment and post-employment competition and other agreements.

Name	Retirement	Permanent Disability	Death(4)	Termination For Cause	Resignation w/out Good Reason	Voluntary Resignation with Notice	Termination w/ out Cause	Involuntary Termination With Notice	Resignation with Good Reason / Change of Control
Neubauer(6)
Cash Payment (Lump Sum)	$1,400,000	$2,333,333	$4,633,333	$2,233,333	$2,233,333	$2,233,333	$9,500,000	$2,233,333	$9,500,000
Cash Payment (Over Time)	—	$4,200,000	—	—	—	—	—	—	—
Vested Stock Options(1)	$874,875	$874,875	$874,875	—	$874,875	$874,875	$874,875	$874,875	$874,875
Unvested Stock Options(2)	$355,500	$3,182,174	$355,500	—	—	$3,182,174	$3,182,174	$3,182,174	$3,182,174
Perquisites(3)	—	—	—	—	—	—	$826,805	—	$826,805
Total	$2,630,375	$10,590,382	$5,863,708	$2,233,333	$3,108,208	$6,290,382	$14,383,854	$6,290,382	$14,383,854

Name	Retirement	Death(4)	Disability	Termination w/out cause(5)	Change of Control
Foss(7)
Cash Payment (Lump Sum)		$2,000,000	—	2,025,000	$2,025,000
Cash Payment (Over Time)		$—	—	$6,750,000	$6,750,000
Vested Stock Options(1)		$—	$—	$—	$—
Unvested Stock Options(2)		$76,125	$76,125	$152,250	$236,250
Perquisites(3)		—	—	$92,253	$375,351
Total		$2,076,125	$76,125	$9,019,503	$9,386,601
Sutherland(8)
Cash Payment (Lump Sum)		$1,000,000	—	—	$650,000
Cash Payment (Over Time)		$3,900,000	—	$1,200,000	$4,100,000
Vested Stock Options(1)	$10,243,725	$10,243,725	$10,243,725	$10,243,725	$10,243,725
Unvested Stock Options(2)	$331,250	$331,250	$331,250	—	$1,138,290
Perquisites(3)	—	—	—	$40,902	$267,082
Total	$10,574,975	$15,474,975	$10,574,975	$11,484,627	$16,399,097
McKee(9)
Cash Payment (Lump Sum)		$1,500,000	—	—	$480,000
Cash Payment (Over Time)		$2,937,500	—	$937,500	$3,187,500
Vested Stock Options(1)		$6,610,342	$6,610,342	$6,610,342	$6,610,342
Unvested Stock Options(2)		$164,313	$164,313	—	$844,478
Perquisites(3)		—	—	$20,970	$166,418
Total		$11,212,155	$6,774,655	$7,568,812	$11,288,738
Munnelly(10)
Cash Payment (Lump Sum)		$1,722,000	—	—	—
Cash Payment (Over Time)		$—	—	$361,000	$361,000
Vested Stock Options(1)		$742,322	$742,322	$742,322	$742,322
Unvested Stock Options(2)		$57,631	$57,631	—	$181,331
Perquisites(3)		—	—	$35,613	$35,613
Total		$2,521,953	$799,953	$1,138,935	$1,320,266
Wallace(11)
Cash Payment (Lump Sum)		$1,480,000	—	$—	$—
Cash Payment (Over Time)		—	—	$240,000	$240,000
Vested Stock Options(1)		$310,191	$310,191	$310,191	$310,191
Unvested Stock Options(2)		$12,925	$12,925	—	$40,125
Perquisites(3)		—	—	$16,407	$16,407
Total		$1,803,116	$323,116	$566,598	$606,723

(1)
Represents currently vested stock options. Calculations with regard to stock options are based upon the market value of Holdings common stock, which is calculated on the basis of the appraisal price of the common stock ($15.17) as of September 28, 2012. Vested stock options are included in the table due to the fact that absent the events set forth in the table, the named executive officers would not be able to gain any liquidity from any of the stock they would receive upon exercising vested options.

(2)
Represents unvested stock options that would vest upon the occurrence of the specified event. Calculations with regard to stock options are based upon the market value of Holdings common stock, which is calculated on the basis of the appraisal price of the common stock ($15.17) as of September 28, 2012.

(a) Only Messrs. Neubauer and Sutherland have attained the Company’s retirement age of 60 under the Management Stock Incentive Plan. Therefore, the accelerated vesting for stock options on retirement would apply only to Messrs. Neubauer and Sutherland.
(b) For Mr. Neubauer, the accelerated vesting for stock options in the case of permanent disability was calculated assuming that all options become fully vested. Otherwise, in the case of death or disability of any named executive officer, amounts were calculated assuming that all time-based options scheduled to vest in fiscal 2013 vest and the performance-based options granted in 2009, 2010, 2011 and 2012 that were scheduled to vest based upon the achievement of the 2012 EBIT target would not vest since the 2012 EBIT target was not achieved.
(c) For Mr. Neubauer, the accelerated vesting for stock options on a change of control was calculated assuming that all options become fully vested at 100% of target. Stock option amounts (which apply to options not yet vested) on a change of control for named executive officers other than Mr. Neubauer assume that unvested performance-based options granted in 2009 and 2010 vest at a rate of 50%, which is the blended rate for the vesting of performance-based stock options based on the 2010 and 2011 EBIT targets. Stock option amounts on a change of control for named executive officers other than Mr. Neubauer assume that unvested performance-based options granted in 2011 vest at a rate of 100%, which is the achieved rate for the vesting of performance-based stock options based on the 2011 EBIT target. See “Grants of Plan Based Awards for Fiscal Year 2012” and the narrative following the table.

(3)
The following assumptions were used in our calculation of the cost of perquisites in connection with termination of employment: a 5% increase annually for health insurance premiums, dental insurance premiums, vision insurance premiums and excess health, with 2012 used as the base year, and no increase annually for life and accident insurance premiums.

(4)
Includes amounts payable under the Survivor Income Protection Plan, various term life insurance policies and accidental death and dismemberment policy for which we pay all or part of the premium, which amounts are reflected in the “Summary Compensation Table.”

(5)	For Mr. Foss, the "Termination Without Cause" column means termination without cause or resignation for Good Reason (as defined in his employment arrangements) prior to a change of control.

(6)
(a) The amounts set forth in the table with respect to Mr. Neubauer were calculated based upon his employment agreement in effect on the last day of fiscal 2012. Under the third amendment to Mr. Neubauer's employment agreement (dated as of November 14, 2012, which was after our fiscal year end), performance-based stock options that failed to vest because the applicable EBIT target was not achieved will no longer automatically vest upon disability, voluntary resignation with notice, termination without cause, involuntary termination with notice and resignation with good reason / change of control, which would reduce the unvested stock option amounts in those categories by $1,313,774.

(b) In addition to the amounts listed in this table, Mr. Neubauer also will receive his supplemental executive retirement benefit as described under “Pension Benefits for Fiscal Year 2012.”
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

(7)
Included in Mr. Foss’ perquisites: (a) in the case of termination without cause, are basic medical and life insurance coverage and a car allowance over a 24-month severance period; and (b) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years and a car allowance for twenty-four months, as well as outplacement benefits of 20% of his base salary. Mr. Foss would incur excise tax if a change of control of the Company had occurred on September 28, 2012, as his payout would be considered a parachute payment. He is not entitled to a 280G gross up, but under the terms of his employment agreement, if his payout on a change of control would be considered a parachute payment, we would reduce his payments if that reduction (to avoid the excise tax) would result in him receiving a greater after tax amount than he would have received had he been paid the full amount and then paid the excise tax.  Because Mr. Foss would receive a greater after tax amount if he were paid the full change of control amount and paid the excise tax than he would if his payout were cut back to avoid the excise tax, the payments on change of control that are included in the table represent the gross amount he would receive before he paid the excise tax. In the event that Mr. Foss' payments were considered parachute payments, the Company would lose the deduction for all amounts it paid to Mr. Foss above the "base amount" as defined in the Internal Revenue Code.

(8)
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

(9)
Included in Ms. McKee’s perquisites: (a) in the case of termination without cause, are life insurance coverage and a car allowance over an 18-month severance period; and (b) in the case of a change of control, are health care, accident, disability and survivor insurance premiums for two years, a car allowance for 18 months, as well as outplacement benefits of 20% of her base salary.

(10)	Included in Mr. Munnelly’s perquisites, in the case of termination without cause, are basic medical insurance coverage and use of a leased car over a 52 week severance period.

(11)	Included in Ms. Wallace’s perquisites, in the case of termination without cause, are basic medical insurance coverage and receipt of a car allowance over a 52 week severance period.
Director Compensation
Three of our executive officers, Joseph Neubauer, Eric J. Foss and L. Frederick Sutherland, serve as directors of ARAMARK Corporation. None of them receives any additional remuneration for serving as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
Holdings owns 100% of the capital stock of ARAMARK Intermediate Holdco Corporation, which owns 100% of the capital stock of ARAMARK. Holdings has a board of directors consisting of the Chairman of the Board, the Chief Executive Officer, representatives of our four Sponsors and five other non-management directors. The board of directors of ARAMARK Intermediate Holdco Corporation consists of the same members as that of ARAMARK.
The following table sets forth information with respect to the beneficial ownership, as of November 23, 2012, of (i) each individual or entity known by us to own beneficially more than 5% of the common stock of Holdings, (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of directors and our executive officers as a group.
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

Name and Address of Beneficial Owner	Beneficial Ownership of ARAMARK Corporation Common Stock(1)	Percentage of ARAMARK Corporation Common Stock
GS Capital Partners(2)	210	20.96
CCMP Capital Investors(3)	105	10.48
J.P. Morgan Partners(4)	105	10.48
Thomas H. Lee Partners(5)	210	20.96
Warburg Pincus LLC(6)	214	21.40
Joseph Neubauer(7)	100	9.95
L. Frederick Sutherland(8)	14	1.40
Lynn B. McKee(9)	7	*
Eric J. Foss	2	*
Joseph Munnelly(10)	1	*
Karen A. Wallace(11)	*	*
Directors and Executive Officers as a Group (7 Persons)(12)	122	12.22

*	Less than one percent or one share, as applicable.

(1)
ARAMARK has 1,000 shares of common stock outstanding, all of which are owned indirectly by Holdings. Share amounts indicated above reflect beneficial ownership, through Holdings, by such entities or individuals of these 1,000 shares of ARAMARK. As of November 23, 2012, Holdings had 202,296,721 shares outstanding.

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

(5)
ARAMARK shares shown as beneficially owned by Thomas H. Lee Partners reflect an aggregate of the following record ownership: (i) 200,000 shares of Holdings held by THL Equity Fund VI Investors (ARAMARK), LLC; (ii) 23,347,540 shares of Holdings held by Thomas H. Lee Equity Fund VI, L.P.; (iii) 15,809,712 shares of Holdings held by Thomas H. Lee Parallel Fund VI, L.P.; (iv) 2,761,639 shares of Holdings held by Thomas H. Lee Parallel (DT) Fund VI, L.P.; (v) 119,161 shares of Holdings held by Putnam Investment Holdings, LLC; (vi) 119,115 shares of Holdings held by Putnam Investments Employees Securities Company III LLC; and (vii) 42,833 shares of Holdings held by THL Coinvestment Partners, L.P. Thomas H. Lee Advisors, LLC is the general partner of Thomas H. Lee Partners, L.P., which is the sole member of THL Equity Advisors VI, LLC, the general partner of Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund VI, L.P. Thomas H. Lee Advisors, LLC is the attorney-in-fact for Putnam Investment Holdings, LLC, which is the manager of Putnam Investments Employees Securities Company III LLC. Thomas H. Lee Partners, L.P. is the general partner of THL Coinvestment Partners, L.P. and THL Equity Fund VI Investors (Aramark), LLC. The address of Thomas H. Lee Partners is 100 Federal Street, 35th Floor, Boston, Massachusetts 02110.

(6)
ARAMARK shares shown as beneficially owned by Warburg Pincus LLC (“WP LLC”) reflect record ownership of 43,300,000 shares of Holdings held by Warburg Pincus Private Equity IX, L.P. (“WPIX”). The general partner of WPIX is Warburg Pincus IX, LLC, a New York limited liability company (“WPIX LLC”). Warburg Pincus Partners LLC, a New York limited liability company (“WP Partners”), is the sole member of WPIX LLC. Warburg Pincus & Co., a New York general partnership (“WP”), is the managing member of WP Partners. WP LLC manages WPIX. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017.

(7)
Includes beneficial ownership held by trusts for which Mr. Neubauer serves as trustee. ARAMARK Corporation shares shown as beneficially owned by Mr. Neubauer reflect 257,500 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 23, 2012.

(8)
Includes beneficial ownership held by a family limited liability company for which Mr. Sutherland serves as a manager. ARAMARK Corporation shares shown as beneficially owned by Mr. Sutherland reflect 1,337,780 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 23, 2012.

(9)
Includes beneficial ownership held by a general partnership for which Ms. McKee serves as a general partner. ARAMARK Corporation shares shown as beneficially owned by Ms. McKee reflect 864,181 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 23, 2012.

(10)	ARAMARK Corporation shares shown as beneficially owned by Mr. Munnelly reflect 154,295 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 23, 2012.

(11)	ARAMARK Corporation shares shown as beneficially owned by Ms. Wallace reflect 41,785 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 23, 2012.

(12)
ARAMARK Corporation shares shown as beneficially owned by Directors and Executive Officers as a group reflect 2,655,541 shares of Holdings subject to stock options exercisable currently, or within 60 days of November 23, 2012.

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
Certain Relationships and Related Transactions
We manage our exposure to interest rate changes with respect to our floating rate indebtedness through the use of interest rate swaps. Before and subsequent to the closing of the Transaction on January 26, 2007, our financial institution counterparties on these swaps have included entities affiliated with GS Capital Partners and with J.P. Morgan Partners, two of our Sponsors. As of September 28, 2012, the notional value of interest rate swaps with entities affiliated with GS Capital Partners was $96.0 million and with entities affiliated with J.P. Morgan Partners was $221.0 million. In all of these swaps, we pay the counterparty a fixed interest rate in exchange for their payment of a floating interest rate. The net payments in fiscal 2012 to entities affiliated with GS Capital Partners and entities affiliated with J.P. Morgan Partners pursuant to interest rate swap transactions were approximately $21.5 million and $28.2 million, respectively.

JP Morgan Chase Bank, NA, an affiliate of J.P. Morgan Partners, serves as administrative agent, collateral agent and LC facility issuing bank for our Amended and Restated Credit Agreement dated as of March 26, 2010 (the “Credit Agreement”). In fiscal 2012, we paid JPMorgan Chase Bank, N.A. $200,000 for these services.

On February 29, 2012, we entered into Amendment Agreement No. 2 (the “Amendment Agreement”) to the Credit Agreement. The Amendment Agreement, among other things, extended the maturity date of an aggregate U.S. dollar equivalent of approximately $1,231.6 million of the Company's term loans and $66.7 million of letter of credit deposits securing the Company's synthetic letter of credit facility from January 26, 2013 to July 26, 2016. Goldman Sachs Lending Partners LLC and J.P. Morgan Securities LLC, affiliates of GS Capital Partners and J.P. Morgan Partners, respectively, served as co-lead arrangers for this transaction and were each paid approximately $2.3 million for their services. In addition, we paid approximately $250,000 in legal fees related to the Amendment Agreement on behalf of these co-lead arrangers.
Goldman Sachs Lending Partners is an affiliate of GS Capital Partners, one of our Sponsors, and Sanjeev Mehra, Managing Director of GS Capital Partners and a member of the board of directors of Holdings. JPMorgan Chase Bank, N.A. and J.P. Morgan Securities are affiliates of J.P. Morgan Partners, one of our Sponsors. Stephen P. Murray, who serves on the board of directors of Holdings, was employed by J.P. Morgan Partners until August 2006 and has been employed by CCMP Capital Advisors since August 2006.
Other Transactions
We have a split dollar life insurance agreement with Mr. Neubauer. The agreement relates to life insurance policies owned by a trust created by Mr. Neubauer. Pursuant to the agreement, prior to 2003 we paid a substantial portion of the premiums on the policies, such amounts to be repaid from the proceeds of the policies upon their termination. At September 28, 2012, the amount of the premium repayment obligation was $2,497,692. We do not charge interest in each fiscal year on this amount. However, we have in the past captured at least some of the foregone interest because we reduced the amount of the interest that would otherwise accrue on Mr. Neubauer’s deferred compensation. We hold a security interest in the policies to secure the repayment of the premium amount paid by us. This arrangement terminates upon the termination of Mr. Neubauer’s employment (other than by reason of his retirement).

Director Independence
The Company’s Board of Directors is composed of Joseph Neubauer, Eric J. Foss and L. Frederick Sutherland, each of whom is elected to serve until his successor is duly elected and qualified. Each of our directors is an employee of the Company and would not be considered independent for purposes of the New York Stock Exchange Listing Standards.

Item 14.	Principal Accounting Fees and Services
Set forth below is information relating to the aggregate fees billed by KPMG LLP for professional services rendered for each of the last two fiscal years.
Audit Fees
The aggregate fees billed by KPMG LLP for each of fiscal 2012 and fiscal 2011 for professional services rendered for the audit of our consolidated financial statements, for the reviews of the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years, or for services normally provided by our independent registered public accountant in connection with statutory or regulatory filings or engagements, including reviews of registration statements, for those fiscal years were $4,474,788 and $4,720,648, respectively.
Audit-Related Fees
The aggregate fees billed by KPMG LLP in each of fiscal 2012 and fiscal 2011 for assurance and related services that were reasonably related to performance of the audit or review of our consolidated financial statements and that are not reported under “Audit Fees” above were $622,867 and $540,549, respectively. These services consisted of compliance and employee benefit plan audits, accounting consultation and other services.
Tax Fees
The aggregate fees billed by KPMG LLP in each of fiscal 2012 and fiscal 2011 for professional services rendered for tax compliance, tax advice and tax planning were $519,805 and $243,279, respectively. These services consisted primarily of international compliance assistance and tax planning advice.
All Other Fees
There were no other fees billed by KPMG LLP in fiscal 2012 and fiscal 2011 for products and services provided, other than the services noted above.
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

ARAMARK CORPORATION

Date: December 20, 2012	By:	/s/ ERIC J. FOSS
	Name:	Eric J. Foss
	Title:	Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose name appears below hereby appoints Eric J. Foss, L. Frederick Sutherland, Joseph Munnelly and Joseph Neubauer, and each of them, as his true and lawful agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ERIC J. FOSS	Chief Executive Officer and President	December 20, 2012
Eric J. Foss	and Director (Principal Executive Officer)

/s/ L. FREDERICK SUTHERLAND	Executive Vice President and Chief	December 20, 2012
L. Frederick Sutherland	Financial Officer and Director (Principal Financial Officer)

/s/ JOSEPH MUNNELLY	Senior Vice President, Controller and	December 20, 2012
Joseph Munnelly	Chief Accounting Officer (Principal Accounting Officer)

/s/ JOSEPH NEUBAUER	Chairman and Director	December 20, 2012
Joseph Neubauer

[THIS PAGE INTENTIONALLY LEFT BLANK]

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 28, 2012.
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
We have audited the accompanying consolidated balance sheets of ARAMARK Corporation and subsidiaries (the Company) as of September 28, 2012 and September 30, 2011, and the related consolidated statements of income, cash flows and equity for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 28, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 11 to the consolidated financial statements, the Company changed their method of accounting for their trade receivables securitization agreement as of October 2, 2010 due to the adoption of Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfer of Financial Assets.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 20, 2012

ARAMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2012 AND SEPTEMBER 30, 2011
(in thousands, except share amounts)

	September 28, 2012	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$136,689	$213,323
Receivables (less allowances: 2012 - $41,212; 2011 - $32,963)	1,315,997	1,252,266
Inventories	508,416	450,848
Prepayments and other current assets	200,070	214,385
Total current assets	2,161,172	2,130,822
Property and Equipment, at cost:
Land, buildings and improvements	596,368	573,740
Service equipment and fixtures	1,545,361	1,400,471
	2,141,729	1,974,211
Less - Accumulated depreciation	(1,141,150)	(969,521)
	1,000,579	1,004,690
Goodwill	4,729,474	4,640,606
Other Intangible Assets	1,595,149	1,748,417
Other Assets	989,948	985,017
	$10,476,322	$10,509,552
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$37,462	$49,064
Accounts payable	873,345	775,455
Accrued payroll and related expenses	468,622	445,076
Accrued expenses and other current liabilities	763,083	781,434
Total current liabilities	2,142,512	2,051,029
Long-Term Borrowings	5,375,819	5,588,614
Deferred Income Taxes and Other Noncurrent Liabilities	1,218,050	1,234,885
Common Stock Subject to Repurchase	167,461	158,061
Equity:
ARAMARK Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,451,241	1,476,061
Earnings retained for use in the business	161,137	46,468
Accumulated other comprehensive loss	(73,745)	(77,345)
Total ARAMARK shareholder’s equity	1,538,633	1,445,184
Noncontrolling interest	33,847	31,779
Total equity	1,572,480	1,476,963
	$10,476,322	$10,509,552

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2012, SEPTEMBER 30, 2011 AND OCTOBER 1, 2010
(in thousands)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Sales	$13,505,426	$13,082,377	$12,419,064
Costs and Expenses:
Cost of services provided	12,191,419	11,836,780	11,247,115
Depreciation and amortization	529,213	510,516	502,892
Selling and general corporate expenses	202,567	186,870	191,561
	12,923,199	12,534,166	11,941,568
Operating income	582,227	548,211	477,496
Interest and Other Financing Costs, net	401,757	426,262	444,510
Income from Continuing Operations Before Income Taxes	180,470	121,949	32,986
Provision for Income Taxes	38,871	9,020	663
Income from Continuing Operations	141,599	112,929	32,323
Income (loss) from Discontinued Operations, net of tax	297	(11,732)	(1,635)
Net income	141,896	101,197	30,688
Less: Net income attributable to noncontrolling interest	3,648	1,125	—
Net income attributable to ARAMARK shareholder	$138,248	$100,072	$30,688

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2012, SEPTEMBER 30, 2011 AND OCTOBER 1, 2010
(in thousands)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Cash flows from operating activities:
Net income	$141,896	$101,197	$30,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	529,213	516,290	508,875
Income taxes deferred	(66,613)	(39,890)	(45,553)
Share-based compensation expense	15,678	17,317	21,300
Loss on sale of Galls	—	11,998	—
Changes in noncash working capital:
Receivables	(45,190)	(111,862)	(69,264)
Inventories	(50,324)	(26,000)	18,883
Prepayments	38,267	(3,096)	6,878
Accounts payable	83,981	27,012	74,737
Accrued expenses	39,043	20,881	70,105
Net change in proceeds from sale of receivables	—	(220,855)	(14,585)
Changes in other noncurrent liabilities	4,569	9,391	16,438
Changes in other assets	40,552	11,188	(1,775)
Other operating activities	14,417	(8,885)	17,283
Net cash provided by operating activities	745,489	304,686	634,010
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(354,542)	(293,776)	(289,973)
Disposals of property and equipment	11,666	21,499	25,895
Proceeds from divestitures	6,479	83,078	—
Acquisition of certain businesses:
Working capital other than cash acquired	(8,415)	5,128	45
Property and equipment	(18,905)	(6,386)	(2,905)
Additions to goodwill, other intangible assets and other assets, net	(124,427)	(155,697)	(82,880)
Other investing activities	6,568	(16,993)	(3,686)
Net cash used in investing activities	(481,576)	(363,147)	(353,504)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,449	22,252	11,519
Payments of long-term borrowings	(288,940)	(31,236)	(334,823)
Net change in funding under the Receivables Facility	37,895	225,905	—
Dividends/advances paid to Parent Company	(53,720)	(132,900)	—
Net proceeds from sale of subsidiary shares to noncontrolling interest	—	48,369	—
Proceeds from issuance of Parent Company common stock	11,258	4,593	3,273
Repurchase of Parent Company common stock	(37,704)	(16,149)	(10,809)
Other financing activities	(12,785)	(9,979)	(13,381)
Net cash (used in) provided by financing activities	(340,547)	110,855	(344,221)
Increase (decrease) in cash and cash equivalents	(76,634)	52,394	(63,715)
Cash and cash equivalents, beginning of period	213,323	160,929	224,644
Cash and cash equivalents, end of period	136,689	213,323	160,929
Less: Cash and cash equivalents included in assets held for sale	—	—	663
Cash and cash equivalents, end of period	$136,689	$213,323	$160,266
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2012, SEPTEMBER 30, 2011 AND OCTOBER 1, 2010
(In thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, October 2, 2009	$1,360,365	$1,360,365	$—	$1,445,451	$48,608	$(133,694)	$—
Net income	30,688	30,688			30,688
Pension plan adjustments (net of tax)	(12,304)	(12,304)				(12,304)
Foreign currency translation adjustments (net of tax)	2,220	2,220				2,220
Change in fair value of cash flow hedges (net of tax)	15,252	15,252				15,252
Capital contributions from issuance of Parent Company common stock	11,703	11,703		11,703
Compensation expense related to stock incentive plans	21,300	21,300		21,300
Tax benefits related to stock incentive plans	(104)	(104)		(104)
Increase in Parent Company common stock subject to repurchase obligation, net	(8,341)	(8,341)		(8,341)
Repurchases of Parent Company common stock	(23,822)	(23,822)		(23,822)
Balance, October 1, 2010	$1,396,957	$1,396,957	$—	$1,446,187	$79,296	$(128,526)	$—
Net income	101,197	100,072			100,072		1,125
Pension plan adjustments (net of tax)	(4,058)	(4,058)				(4,058)
Foreign currency translation adjustments (net of tax)	366	366				366
Change in fair value of cash flow hedges (net of tax)	54,873	54,873				54,873
Capital contributions from issuance of Parent Company common stock	25,252	25,252		25,252
Compensation expense related to stock incentive plans	17,317	17,317		17,317
Tax benefits related to stock incentive plans	651	651		651
Decrease in Parent Company common stock subject to repurchase obligation, net	26,675	26,675		26,675
Repurchases of Parent Company common stock	(40,756)	(40,756)		(40,756)
Dividends paid to Parent Company	(132,900)	(132,900)			(132,900)
Sale of subsidiary shares to noncontrolling interest	31,677	735		735			30,942
Distributions to noncontrolling interest	(288)	—					(288)
Balance, September 30, 2011	$1,476,963	$1,445,184	$—	$1,476,061	$46,468	$(77,345)	$31,779

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2012, SEPTEMBER 30, 2011 AND OCTOBER 1, 2010
(In thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, September 30, 2011	$1,476,963	$1,445,184	$—	$1,476,061	$46,468	$(77,345)	$31,779
Net income	140,773	138,248			138,248		2,525
Pension plan adjustments (net of tax)	(16,208)	(16,208)				(16,208)
Foreign currency translation adjustments (net of tax)	(4,368)	(4,368)				(4,368)
Change in fair value of cash flow hedges (net of tax)	34,976	34,976				34,976
Share of equity method investee's other comprehensive loss (net of tax)	(10,800)	(10,800)				(10,800)
Capital contributions from issuance of Parent Company common stock	31,636	31,636		31,636
Compensation expense related to stock incentive plans	15,678	15,678		15,678
Tax benefits related to stock incentive plans	4,539	4,539		4,539
Increase in Parent Company common stock subject to repurchase obligation, net	(9,400)	(9,400)		(9,400)
Repurchases of Parent Company common stock	(67,273)	(67,273)		(67,273)
Dividends paid to Parent Company, net	(23,579)	(23,579)			(23,579)
Distributions to noncontrolling interest	(457)	—					(457)
Balance, September 28, 2012	$1,572,480	$1,538,633	$—	$1,451,241	$161,137	$(73,745)	$33,847

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
The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company”). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction. The Company’s operating results are included in the consolidated federal tax returns filed by the Parent Company. Any realized tax effects or credits attributable to the Company’s operations accrue to the Company based upon the Parent Company’s procedures for allocating the costs and benefits to its subsidiaries. The provision for income taxes in the accompanying Consolidated Statements of Income approximate the provisions that would be required if the Company were a separate taxpayer. All income tax payments are made by the Company on behalf of the Parent Company (see Note 18).
On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. For those material consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside stockholders’ interests are shown as noncontrolling interest in the accompanying Consolidated Balance Sheets. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements exclude the accounts of ARAMARK Holdings Corporation and ARAMARK Intermediate Holdco Corporation, but do reflect the Sponsors’ investment cost basis allocated to the assets and liabilities acquired on January 26, 2007 and the Parent Company’s common stock subject to repurchase. See Note 18 for further discussion of ARAMARK Holdings Corporation.
Fiscal Year
The Company’s fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010 were each fifty-two week periods.
New Accounting Standard Updates
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

In May 2011, the FASB issued an accounting standard update that is intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The new standard does not extend the use of fair value but rather provides clarification of existing guidance and additional disclosures. The Company adopted this guidance prospectively beginning in the second quarter of fiscal 2012. The standard update has resulted in expanded disclosures, specifically regarding level 3 fair value measurements (see Note 9 and Note 15).
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

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In September 2011, the FASB issued an accounting standard update that requires companies participating in multiemployer pension plans to disclose more information about their involvement in the plans, specifically related to the amount of employer contributions made to each significant plan and to all plans in the aggregate, whether an employer’s contributions represent more than 5% of total contributions to the plan, whether any plans are subject to a funding improvement plan, the expiration date(s) of the collective bargaining agreement(s) and any minimum funding arrangements, the most recent certified funded status of the plan, as determined by the plan’s “zone status,” (required by the Pension Protection Act of 2006) and a description of the nature and effect of any changes affecting comparability for each period an income statement is presented. The Company adopted this accounting standard update on September 28, 2012 (see Note 7).
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
Revenue Recognition
In each of the Company’s operating segments, sales are recognized in the period in which services are provided pursuant to the terms of the Company’s contractual relationships with its clients. Sales from direct marketing activities are recognized upon shipment. All sales related taxes are presented on a net basis.
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
Comprehensive Income
Comprehensive income includes all changes to shareholder’s equity during a period, except those resulting from investments by and distributions to shareholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax), changes in the fair value of cash flow hedges (net of tax) and changes to the share of any equity investees' comprehensive income (net of tax).

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income consists of the following (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Net income	$141,896	$101,197	$30,688
Pension plan adjustments	(16,208)	(4,058)	(12,304)
Foreign currency translation adjustments	(4,368)	366	2,220
Fair value of cash flow hedges	34,976	54,873	15,252
Share of equity investee's comprehensive loss	(10,800)	—	—
Comprehensive income	145,496	152,378	35,856
Less: Net income attributable to noncontrolling interest	3,648	1,125	—
Comprehensive income attributable to ARAMARK shareholder	$141,848	$151,253	$35,856

The tax effects on comprehensive income were as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Pension plan adjustments	$8,646	$2,207	$6,620
Foreign currency translation adjustments	2,684	(5,515)	(6,581)
Fair value of cash flow hedges	(22,197)	(36,050)	(9,838)
Share of equity investee's comprehensive loss	7,200	—	—

Accumulated other comprehensive loss consists of the following (in thousands):

	September 28, 2012	September 30, 2011
Pension plan adjustments	$(50,268)	$(34,060)
Foreign currency translation adjustments	20,429	24,797
Fair value of cash flow hedges	(33,106)	(68,082)
Share of equity investee's Accumulated Other Comprehensive loss	(10,800)	—
	$(73,745)	$(77,345)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in shareholder’s equity. Transaction gains and losses included in operating results for fiscal 2012, fiscal 2011 and fiscal 2010 were immaterial.
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

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of inventories are as follows:

	September 28, 2012	September 30, 2011
Food	39.5%	38.7%
Career apparel and linens	57.2%	55.9%
Parts, supplies and novelties	3.3%	5.4%
	100.0%	100.0%
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense during fiscal 2012, fiscal 2011 and fiscal 2010 was $236.6 million, $234.5 million, and $240.8 million, respectively.
Other Assets
Other assets consist primarily of investments in 50% or less owned entities, client contract investments, deferred financing costs, computer software costs and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the cost method. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Amortization expense for client contract investments was $86.9 million, $76.7 million and $67.8 million during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $233.4 million and $269.7 million at September 28, 2012 and September 30, 2011, respectively, which is included in “Other Assets” in the Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	September 28, 2012	September 30, 2011
Current assets	$433,584	$402,381
Noncurrent assets	222,813	215,475
Current liabilities	374,062	321,025
Noncurrent liabilities	74,680	67,008

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Sales	$1,916,620	$1,772,143	$1,589,709
Gross profit	222,033	222,970	198,980
Net income	39,174	41,949	38,559
ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $14.7 million, $18.0 million and $15.5 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively, and is recorded as a reduction of "Cost of services provided" in the Consolidated Statements of Income. During fiscal 2012, fiscal 2011 and fiscal 2010, the Company received $34.9 million, $10.5 million and $8.2 million of cash distributions from AIM Services Co., Ltd, respectively.
Other Accrued Expenses and Liabilities
Accrued expenses and other current liabilities consist principally of insurance accruals, advanced payments from clients, taxes, interest, fair value of interest rate swaps and accrued commissions. Advanced payments from clients as of September 28, 2012 and September 30, 2011 were $278.5 million and $242.3 million, respectively. The Company is self-insured for the risk retained under its health and welfare and general liability and workers’ compensation arrangements. Self-insurance reserves are recorded based on historical claims experience and actuarial analyses. As of September 28, 2012 and September 30, 2011,

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$92.2 million and $86.7 million of insurance accruals were included in accrued expenses and other current liabilities, respectively.
Noncurrent liabilities consist primarily of deferred compensation, insurance accruals, pension liabilities, redeemable noncontrolling interests, fair value of interest rate swaps and other hedging agreements and asset retirement obligations.
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
Supplemental Cash Flow Information

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
(dollars in millions)	September 28, 2012	September 30, 2011	October 1, 2010
Interest paid	$368.9	$386.4	$409.3
Income taxes paid	$82.5	$64.9	$34.8
Significant noncash activities follow:

•
During fiscal 2012, fiscal 2011 and fiscal 2010, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $17.0 million, $16.2 million and $3.2 million for the respective periods, which is included in property and equipment and long-term borrowings.

•
During fiscal 2012, fiscal 2011 and fiscal 2010, approximately $6.7 million, $4.8 million and $5.2 million of common stock of the Parent Company was repurchased through the issuance of promissory notes, respectively.

•
During fiscal 2012, fiscal 2011 and fiscal 2010, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were approximately $27.0 million, $25.9 million and $9.6 million, respectively.

•
During fiscal 2012, the Company paid an advance to the Parent Company which was reduced by approximately $30.1 million attributable to the tax benefit related to interest on the Parent Company Notes (see Note 18).

NOTE 2. DISCONTINUED OPERATIONS:
On September 30, 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, LLC (“Galls”), for approximately $75.0 million in cash. The transaction resulted in a pretax loss of approximately $1.5 million (after-tax loss of approximately $12.0 million) during fiscal 2011. Galls is accounted for as a discontinued operation in the Consolidated Statements of Income. Galls’ results of operations have been removed from the Company’s results of continuing operations for all periods presented. Galls was previously included in the Uniform and Career Apparel segment. All related disclosures have also been adjusted to reflect the discontinued operation.

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized selected financial information of discontinued operations is as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Sales	$—	$162,294	$152,611
Income (loss) before income taxes	491	441	(2,702)
Income tax provision (benefit)	194	175	(1,067)
	297	266	(1,635)
Loss on sale, net of tax	—	(11,998)	—
Income (loss) from discontinued operations	$297	$(11,732)	$(1,635)
NOTE 3. ACQUISITIONS AND DIVESTITURES:
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
As part of the acquisition of Filterfresh, the Company acquired a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interests outside of shareholder’s equity in the Consolidated Balance Sheet in “Deferred Income Taxes and Other Noncurrent Liabilities.” As of September 28, 2012, the redeemable noncontrolling interest related to the subsidiary was approximately $10.4 million. For fiscal 2012, net income attributable to the redeemable noncontrolling interest was $1.1 million. Distributions to the redeemable noncontrolling interest was $0.9 million for fiscal 2012.
For fiscal 2012, $108.0 million of sales and ($1.6) million of net loss, which includes transition and integration costs, were recorded in the Consolidated Statements of Income related to the acquisition. During fiscal 2011, approximately $0.7 million of pretax transaction-related costs related to the acquisition were recorded in earnings. The Company’s proforma results of operations for fiscal 2012 and fiscal 2011 would not have been materially different than reported, assuming the acquisition had occurred at the beginning of the prior year period.
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
During the third quarter of fiscal 2012, the Company received $5.5 million in cash related to the settlement of indemnity claims filed against the former owners of Masterplan. After applying a portion of the proceeds to agreed upon indemnification assets, and after adjusting for certain other exposures, the Company recorded a pretax gain of $1.0 million, which is included in "Cost of services provided" in the Consolidated Statements of Income.
The Company followed the acquisition method of accounting in accordance with the accounting standard related to business combinations. The following table summarizes the final fair values of the assets acquired and liabilities assumed from Masterplan (in thousands):

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase consideration	$154,154
Current assets	$29,906
Current liabilities	(31,396)
Property and equipment	3,736
Other intangible assets	42,800
Goodwill	126,757
Other assets	314
Long-term borrowings	(767)
Deferred income taxes and other noncurrent liabilities	(17,196)
$154,154
For fiscal 2012 and fiscal 2011, $107.3 million and $62.4 million of sales and ($0.2) million and ($4.7) million of net loss, respectively, were recorded in the Consolidated Statements of Income related to Masterplan.
Divestitures
During fiscal 2011, the Company completed the sale of its 67% ownership interest in the security business of its Chilean subsidiary for approximately $11.6 million in cash. The transaction resulted in a pretax gain of approximately $7.7 million (net of tax gain of approximately $5.8 million), which is included in “Cost of services provided” in the Consolidated Statements of Income. The results of operations and cash flows associated with the security business were not material to the Company's consolidated operations and cash flows.
During the third quarter of fiscal 2011, the Company sold a noncontrolling interest in Seamless North America, LLC ("Seamless"), an online and mobile food ordering service, for consideration of $50.0 million in cash (see Note 17). During the fourth quarter of fiscal 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, for approximately $75.0 million in cash (see Note 2).
Fiscal 2010
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
$74,335

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
During the second quarter of fiscal 2011, the Company recorded an impairment charge of $5.3 million in the Food and Support Services—International segment in order to write off the goodwill (approximately $4.0 million) and other intangible assets (approximately $1.3 million) associated with its India operations. The impairment charge is included in “Cost of services provided” in the Consolidated Statements of Income. The impairment charge primarily resulted from a change in the strategic direction of the business and continuing operating losses due to competitive pressures. To determine the amount of the impairment charge, the Company concluded that the carrying value exceeded the estimated fair value of the India operating unit. The Company estimated the fair value using a discounted cash flow valuation methodology, which included making assumptions about the future profitability and cash flows of the business.

Goodwill, allocated by segment (see Note 14 for a description of segments), is as follows (in thousands):

Segment	September 30, 2011	Acquisitions and Divestitures	Translation	September 28, 2012
Food and Support Services—North America	$3,613,370	$87,734	$33	$3,701,137
Food and Support Services—International	453,996	—	556	454,552
Uniform and Career Apparel	573,240	545	—	573,785
	$4,640,606	$88,279	$589	$4,729,474
The Food and Support Services—North America acquisitions and divestitures activity consists primarily of goodwill resulting from the final determination of the purchase price allocations related to Filterfresh and Masterplan (see Note 3).
Other intangible assets consist of (in thousands):

	September 28, 2012			September 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,897,933	$(1,064,492)	$833,441	$1,852,531	$(865,524)	$987,007
Trade names	763,127	(1,419)	761,708	761,919	(509)	761,410
	$2,661,060	$(1,065,911)	$1,595,149	$2,614,450	$(866,033)	$1,748,417
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
Intangible assets of approximately $43.9 million were acquired through business combinations during fiscal 2012. Amortization of intangible assets for fiscal 2012, fiscal 2011 and fiscal 2010 was approximately $198 million, $193 million and $188 million, respectively.
The estimated amortization expense of the amortizable intangible assets through 2017 reflects the Transaction and acquisitions since January 26, 2007. Based on the recorded balances at September 28, 2012, total estimated amortization of all acquisition-related intangible assets for fiscal years 2013 through 2017 follows (in thousands):

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2013	$191,776
2014	$156,771
2015	$132,642
2016	$95,788
2017	$71,797
NOTE 5. BORROWINGS:
Long-term borrowings at September 28, 2012 and September 30, 2011 are summarized in the following table (in thousands):

	September 28, 2012	September 30, 2011
Senior secured revolving credit facility	$—	$—
Senior secured term loan facility (un-extended)	650,913	1,886,848
Senior secured term loan facility (extended)	2,637,920	1,407,440
8.50% senior notes, due February 2015	1,280,000	1,280,000
Senior floating rate notes, due February 2015	500,000	500,000
5.00% senior notes, due June 2012	—	246,287
Receivables Facility, due January 2015	263,800	225,905
Capital leases	49,584	45,696
Other	31,064	45,502
	5,413,281	5,637,678
Less—current portion	(37,462)	(49,064)
	$5,375,819	$5,588,614
In connection with the completion of the Transaction on January 26, 2007, the Company (i) entered into a $4.15 billion senior secured term loan facility with an original maturity date of January 26, 2014, (ii) issued $1.28 billion of 8.50% senior notes due 2015 (the "fixed rate notes") and $500 million of senior floating rate notes due 2015 (the "floating rate notes"), (iii) entered into a $600 million senior secured revolving credit facility with an original six-year maturity, and (iv) entered into a synthetic letter of credit facility for up to $250 million (which was reduced to $200 million in January 2008).
On March 26, 2010, the Company amended and restated its senior secured credit agreement (the “Restated Credit Agreement”). Among other things, the Restated Credit Agreement: (i) extended the maturity date of $1,407.4 million of the Company’s U.S. denominated term loan and $92.6 million of the letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016, (ii) permited future extensions and refinancings of the maturity date of the Company’s term loans, letter of credit deposits and revolving credit commitments under the Restated Credit Agreement, (iii) established a sub-limit of $250 million for letters of credit under the Restated Credit Agreement’s revolving credit facility, and (iv) permited the Company to refinance term loans in the future with the proceeds of unsecured or secured notes issued by the Company; provided that any such secured notes are subject to a customary first- or second-lien intercreditor agreement, as applicable. The Restated Credit Agreement increased the applicable margin with respect to the extended term loans to 3.25% for Eurocurrency borrowings and to 2.25% with respect to extended term loan base-rate borrowings. The Restated Credit Agreement also increased the applicable margin with respect to the extended letter of credit facility fees to 3.25%. Consenting lenders received a one-time amendment fee of approximately $1.9 million in the aggregate on their total loan commitments. During fiscal 2010, approximately $8.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Income. Approximately $7.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
On February 29, 2012, the Company entered into Amendment Agreement No. 2 to the Restated Credit Agreement (the "Amendment Agreement No. 2"). The Amendment Agreement No. 2 extended the maturity date of an aggregate U.S. dollar equivalent of approximately $1,231.6 million of the Company’s term loans and $66.7 million of letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016.
The term loans extended include (i) $858.1 million of U.S. dollar denominated term loans borrowed by the Company; (ii) ¥5,150.9 million of yen denominated term loans borrowed by the Company; (iii) $75.4 million of U.S. dollar denominated term loans borrowed by a Canadian subsidiary of the Company; (iv) €30.4 million of Euro denominated term loans borrowed

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by an Irish subsidiary of the Company; (v) £82.3 million of sterling denominated term loans borrowed by a U.K. subsidiary of the Company; and (vi) €46.1 million of Euro denominated term loans borrowed by German subsidiaries of the Company. From and after the effective date of the Amendment Agreement No. 2, (A) the Eurocurrency rate margin and letter of credit fees with respect to the extended U.S. dollar denominated and Euro denominated term loans and letter of credit deposits increased 1.375% to 3.25%, (B) the margin on extended U.S. dollar denominated base-rate term loans increased 1.375% to 2.25% and (C) the margins on extended yen denominated term loans and sterling denominated term loans increased 1.375% to 3.375%. Consenting lenders received a one-time amendment fee of approximately $3.2 million in the aggregate on their total loan commitments. During fiscal 2012, approximately $7.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Consolidated Statements of Income. Approximately $4.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
On April 18, 2011, the Company entered into an Amendment Agreement to the Restated Credit Agreement (the “Amendment Agreement”) that extended, from January 2013 to January 2015, the maturity of, and increased, from $435 million to $500 million, the U.S. dollar denominated portion of its existing revolving credit facility. The other revolving credit facilities available to the Company under its existing senior secured credit agreement, which total $165 million and are available in both U.S. dollars and other foreign currencies, were not extended and remain unchanged. Any commitments from existing lenders in the U.S. dollar facility that were not extended have been terminated, which resulted in a write-off of deferred financing fees of $2.1 million in fiscal 2011. Existing lenders that extended the U.S. dollar denominated portion of their existing revolving credit facility include entities affiliated with GS Capital Partners and J.P. Morgan Partners. As a result of the extension, the Company’s aggregate revolver capacity under the senior secured credit agreement will be $665 million through January 2013 and $500 million from January 2013 through the January 2015 extended maturity date. From and after the effective date of the Amendment Agreement, borrowings under the new U.S. revolving facility have an applicable margin of 3.25% for Eurocurrency rate borrowings and 2.25% for base-rate borrowings. The new U.S. revolving facility has an unused commitment fee of 0.50% per annum. The maturity date of the U.S. revolving facility will accelerate from January 26, 2015 to October 26, 2013 if un-extended term loans in excess of $250 million remain outstanding on October 26, 2013. The un-extended term loans are due on January 26, 2014. All other terms are substantially similar to the terms of the existing revolving credit facilities. Commitment fees and third party costs directly attributable to the amendment were approximately $7.2 million in fiscal 2011, of which approximately $3.9 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
The Restated Credit Agreement, Amendment Agreement and Amendment Agreement No. 2 provide that if any of the Company's fixed rate notes or floating rate notes are outstanding on October 31, 2014, the maturity date of the term loans, letter of credit deposits and U.S. revolving facility shall be October 31, 2014. The Company’s fixed rate notes and floating rate notes mature on February 1, 2015. The maturity date, interest margins and letter of credit fees for loans and letters of credits deposits that were not extended remain unchanged.
During the third quarter of fiscal 2011, the Company borrowed $132.7 million under the extended U.S. dollar revolving credit facility to pay dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation (see Note 18).
As of September 28, 2012, there was approximately $649.0 million available for borrowing on the credit facility.
Senior Secured Credit Facilities
The senior secured revolving credit facility consists of the following subfacilities:

•	A revolving credit facility available for loans in U.S. dollars to the Company with aggregate commitments of $500 million;

•	A revolving credit facility available for loans in sterling or U.S. dollars to the Company or a U.K. subsidiary with aggregate commitments of $40 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or an Irish subsidiary with aggregate commitments of $20 million;

•	A revolving credit facility available for loans in Euros or U.S. dollars to the Company or German subsidiaries with aggregate commitments of $30 million; and

•	A revolving credit facility available for loans in Canadian dollars or U.S. dollars to the Company or a Canadian subsidiary with aggregate commitments of $75 million.
The senior secured term loan facility consists of the following subfacilities as of September 28, 2012:

•	A U.S. dollar denominated term loan to the Company in the amount of $3,547 million ($475.6 million (un-extended) and $2,265.5 million (extended));

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	A yen denominated term loan to the Company in the amount of ¥5,422 million (¥5,110.3 million (extended));

•	A U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $170 million ($85.2 million (un-extended) and $75.5 million (extended));

•	A Euro denominated term loan to an Irish subsidiary in an amount of €44 million (€11.1 million (un-extended) and €30.4 million (extended));

•	A sterling denominated term loan to a U.K. subsidiary in an amount of £122 million (£32.7 million (un-extended) and £82.3 million (extended)); and

•	A Euro denominated term loan to German subsidiaries in the amount of €70 million (€17.9 million (un-extended) and €46.1 million (extended)).
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
The applicable margin spread for borrowings under the un-extended revolving credit facility are 1.25% to 2.00% (as of September 28, 2012—1.75%) with respect to Eurocurrency borrowings and 0.25% to 1.00% (as of September 28, 2012—0.75%) with respect to base-rate borrowings.
The applicable margin spreads under the un-extended U.S. dollar term loan and Euro term loan facilities and the synthetic letter of credit facilities are 1.875% to 2.125% (as of September 28, 2012—1.875%) with respect to Eurocurrency borrowings and 0.875% to 1.125% (as of September 28, 2012—0.875%) with respect to base-rate borrowings. The applicable margin spreads under the un-extended sterling term loan facilities are 2.00% to 2.125% (as of September 28, 2012—2.00%).
In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.375% to 0.50% per annum (as of September 28, 2012—0.50%).
The actual spreads within all ranges referred to above are based on a ratio of Consolidated Secured Debt to EBITDA, each as defined in the senior secured credit agreement.
All obligations under the senior secured credit facilities are secured by a security interest in substantially all assets of the Company and its U.S. subsidiaries.
The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of the Company’s Excess Cash Flow if the Consolidated Capital Leverage Ratio is above 5.25x or 25% of the Company’s Excess Cash Flow if the Consolidated Capital Leverage Ratio falls between 5.25x and 4.50x (as defined in the senior secured credit agreement) (the actual ratio at September 28, 2012 was 4.70x), (ii) 100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights, and (iii) 100% of the net cash proceeds of any incurrence of debt, including debt incurred by any business securitization subsidiary in respect of any business securitization facility, but excluding proceeds from the Company’s receivables facilities and other debt permitted under the senior secured credit agreement. Any mandatory prepayments would be applied to the term loan facilities as directed by the Company. Generally, the Company is permitted to voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.
The Company is required to repay the senior secured term loan facilities in quarterly principal amounts of 0.25% of the

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funded total principal amount, with the remaining amount payable on January 26, 2014 (un-extended) and July 26, 2016 (extended). In June 2010 and September 2010, the Company made optional prepayments of outstanding un-extended U.S. dollar term loan of $150.0 million and $150.0 million, respectively. All required quarterly principal amounts of the U.S. dollar term loan have been prepaid through its maturities in January 2014 (un-extended).
Principal amounts outstanding under the synthetic letter of credit facility are due and payable in full at maturity, January 26, 2014 (un-extended) and July 26, 2016 (extended), on which day the commitments thereunder will terminate.
The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s outstanding notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. In addition, the senior secured revolving credit facility requires the Company to maintain a maximum senior secured leverage ratio and imposes limitations on capital expenditures. The senior secured credit agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At September 28, 2012, the Company was in compliance with all of these covenants.

The senior secured credit agreement requires the Company to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 4.25x by the end of 2013 (as of September 28, 2012—4.50x). Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s revolving credit facility lenders failed to waive any such default, would also constitute a default under the indenture. The actual ratio at September 28, 2012 was 3.11x.
The senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for the Company to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. If the Company does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and the Company’s estimated share of interest expense from one equity method investee. The actual ratio was 2.97x for the twelve months ended September 28, 2012.
8.50% Senior Notes due 2015 and Senior Floating Rate Notes due 2015
The floating rate notes bear interest equal to three-month LIBOR (as defined in the indenture) plus a spread of 3.50%.
The fixed rate notes and floating rate notes are senior unsecured obligations of the Company.
The Company may redeem some or all of the fixed rate notes at any time on or after February 1, 2011 and some or all of the floating rate notes at any time, in each case at varying redemption prices that are stated in the indenture and generally include premiums.
If the Company experiences specific kinds of “changes in control,” it will be required to make an offer to purchase the fixed rate notes and floating rate notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest to the purchase date. If the Company sells assets under certain circumstances, it will be required to make an offer to purchase the fixed rate notes and floating rate notes at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.
The indenture governing the fixed rate notes and the floating rate notes restricts the Company’s ability to, among other

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

things, incur additional indebtedness, pay dividends and make certain other distributions, investments and other restricted payments. As of September 28, 2012, the Company was in compliance with the covenants of the indenture.

5.00% Senior Notes due 2012
The Company’s 5.00% senior notes, contractually due in June 2012, were paid in full during fiscal 2012.
At September 28, 2012, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (presumes repayment of the fixed rate notes and the floating rate notes by October 31, 2014 and the extended $2.6 billion U.S. and non-U.S. denominated term loan on July 26, 2016) are as follows (in thousands):

2013	$37,462
2014	$682,846
2015	$2,081,714
2016	$2,600,283
2017	$4,679
Thereafter	$6,297
The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Interest expense	$404,033	$442,392	$449,002
Interest income	(5,477)	(18,653)	(7,318)
Other financing costs	3,201	2,523	2,826
Total	$401,757	$426,262	$444,510
NOTE 6. DERIVATIVE INSTRUMENTS:
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
Cash Flow Hedges
The Company has entered into $1.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. During fiscal 2012, $2.3 billion and ¥5.0 billion of interest rate swap agreements matured. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of September 28, 2012 and September 30, 2011, approximately ($28.1) million and ($56.3) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during fiscal 2012, fiscal 2011 and fiscal 2010 was immaterial.
The Company previously entered into a $169.6 million amortizing cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. In March 2012, the cross currency swap was amended to match the terms of the Canadian subsidiary's debt that was impacted by the Amendment Agreement No. 2. A portion of the swap was amended and extended to match the terms related to its variable rate debt denominated in U.S. dollars that was extended under Amendment Agreement No. 2. The Company has designated the swaps as cash flow hedges. During fiscal 2012 and fiscal 2011, approximately ($8.1) million and $1.8 million of unrealized net of tax gains (losses) related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately $10.0 million and ($3.8) million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during fiscal 2012 and fiscal 2011, respectively. As of September 28, 2012 and September 30, 2011, unrealized net of tax losses of approximately ($5.0) million and ($10.6) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. As a result of amending the cross currency swap, the hedge ineffectiveness for fiscal 2012 was approximately $3.6 million, which is recorded in "Interest and Other Financing Costs, net". The Company expects the hedge to be highly effective in future periods. The hedge ineffectiveness for this cash flow hedging instrument during fiscal 2011 and fiscal 2010 was immaterial.
The Company previously entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of September 28, 2012, the Company has no natural gas contracts outstanding. As of September 28, 2012 and September 30, 2011, approximately $0 and ($0.1) million of unrealized net of tax losses, respectively, were recorded in “Accumulated other comprehensive loss” for these contracts. There was no hedge ineffectiveness for fiscal 2012, fiscal 2011 and fiscal 2010.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Interest rate swap agreements	$28,147	$58,082	$13,749
Cross currency swap agreements	5,580	(1,956)	(224)
Natural gas hedge agreements	113	(21)	536
Gasoline and diesel fuel agreements	—	(1,232)	1,191
	$33,840	$54,873	$15,252
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 28, 2012, the Company has contracts for approximately 4.2 million gallons outstanding for fiscal 2013. During fiscal 2012, the Company entered into contracts totaling approximately 5.3 million gallons. Prior to October 1, 2011, all outstanding contracts were designated as cash flow hedging instruments; therefore, changes in the fair value of these contracts were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Beginning in first quarter of fiscal 2012, the Company no longer records its gasoline and diesel fuel agreements as hedges for accounting purposes. As a result, on a prospective basis, changes in the fair value of these contracts are recorded in earnings. Amounts previously recorded in accumulated other comprehensive income (loss) were reclassified into earnings as the underlying item affected earnings. During fiscal 2012, the Company recorded a pretax gain of $0.7 million in the Consolidated Statements of Income for the change in the fair value on these agreements. As of September 28, 2012 and September 30, 2011, unrealized net of tax losses of approximately $0 and ($1.1) million were recorded in “Accumulated other comprehensive loss” for these contracts, respectively. The hedge ineffectiveness for the gasoline and diesel fuel hedging instruments for fiscal 2011 and fiscal 2010 was immaterial.
As of September 28, 2012, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €61.6 million, £18.0 million, kr.22.0 million and CAD79.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans.

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 28, 2012	September 30, 2011
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	$251	$2,856
Gasoline and diesel fuel agreements	Prepayments	696	—
		$947	$2,856

LIABILITIES
Designated as hedging instruments:
Natural gas hedge agreements	Accounts Payable	$—	$187
Gasoline and diesel fuel agreements	Accounts Payable	—	1,894
Interest rate swap agreements	Accrued Expenses	—	49,349
Interest rate swap agreements	Other Noncurrent Liabilities	46,484	44,054
Cross currency swap agreements	Other Noncurrent Liabilities	45,406	35,551
		$91,890	$131,035

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands):

		Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	Account	September 28, 2012	September 30, 2011	October 1, 2010
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$66,260	$123,739	$132,787
Cross currency swap agreements	Interest Expense	8,077	8,960	11,763
Natural gas hedge agreements	Cost of services provided	396	158	1,961
Gasoline and diesel fuel agreements	Cost of services provided	—	(2,289)	2,192
		$74,733	$130,568	$148,703
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided	$24	$—	$—
Foreign currency forward exchange contracts	Interest Expense	(265)	(1,586)	(5,812)
		(241)	(1,586)	(5,812)
		$74,492	$128,982	$142,891
As part of the Transaction, the Company entered into a Japanese yen denominated term loan in the amount of ¥5,422 million (see Note 5). The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.
At September 28, 2012, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $20.2 million.
NOTE 7. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2012, fiscal 2011 and fiscal 2010 was $29.5 million, $31.5 million and $26.1 million, respectively. Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom.

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the components of net periodic pension cost for the Company’s single-employer defined benefit pension plans for fiscal 2012, fiscal 2011 and fiscal 2010 (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Service cost	$9,961	$10,310	$8,308
Interest cost	13,001	13,086	11,769
Expected return on plan assets	(12,521)	(12,738)	(10,577)
Settlements	467	704	1,066
Amortization of prior service cost	6	6	6
Recognized net (gain) loss	2,392	1,608	1,234
Net periodic pension cost	$13,306	$12,976	$11,806
The following table set forth changes in the projected benefit obligation and the fair value of plan assets for these plans (in thousands):

Change in benefit obligation:	September 28, 2012	September 30, 2011
Benefit obligation, beginning	$244,754	$239,103
Foreign currency translation	14,056	(6,426)
Service cost	9,961	10,310
Interest cost	13,001	13,086
Employee contributions	3,565	3,619
Actuarial loss (gain)	34,227	(4,532)
Benefits paid	(11,699)	(8,151)
Settlements and curtailments	(1,055)	(2,255)
Benefit obligation, end	$306,810	$244,754

Change in plan assets:
Fair value of plan assets, beginning	$178,587	$175,943
Foreign currency translation	9,866	(4,350)
Employer contributions	20,558	16,375
Employee contributions	3,565	3,619
Actual return on plan assets	22,601	(2,594)
Benefits paid	(11,699)	(8,151)
Settlements	(1,206)	(2,255)
Fair value of plan assets, end	$222,272	$178,587

Funded Status at end of year	$(84,538)	$(66,167)
Amounts recognized in the Consolidated Balance Sheets consist of the following (in thousands):

	September 28, 2012	September 30, 2011
Current benefit liability (included in Accrued expenses and other current liabilities)	$(484)	$(188)
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	$(84,054)	$(65,979)
Net actuarial loss (gain) (included in Accumulated other comprehensive (income) loss before taxes)	$77,391	$52,526
Prior service cost (included in Accumulated other comprehensive (income) loss before taxes)	$52	$63

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The settlements in both fiscal years primarily relate to the lump sum payments made to employees in the Company’s Korean pension plan.
The following weighted average assumptions were used to determine pension expense of the respective fiscal years:

	September 28, 2012	September 30, 2011
Discount rate	5.0%	5.2%
Rate of compensation increase	3.5%	3.5%
Long-term rate of return on assets	6.6%	6.8%
The following weighted average assumptions were used to determine the funded status of the respective fiscal years:

	September 28, 2012	September 30, 2011
Discount rate	4.2%	5.0%
Rate of compensation increase	3.4%	3.5%
Assumptions are adjusted annually, as necessary, based on prevailing market conditions and actual experience.
The accumulated benefit obligation as of September 28, 2012 was $279.4 million. During fiscal 2012, actuarial losses of approximately $22.8 million and settlement gains of $0.3 million were recognized in other comprehensive loss (before taxes) and $0.6 million of amortization of actuarial losses was recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive income (loss) as of September 28, 2012 expected to be recognized in net periodic pension cost during fiscal 2013 is approximately $3.6 million (before taxes).
The accumulated benefit obligation as of September 30, 2011 was $205.5 million. During fiscal 2011, actuarial losses of approximately $9.8 million and settlement gains of $0.7 million were recognized in other comprehensive loss (before taxes) and $0.9 million of amortization of actuarial losses was recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive income (loss) as of September 30, 2011 expected to be recognized in net periodic pension cost during fiscal 2012 is approximately $2.3 million (before taxes).

The following table sets forth information for the Company’s single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of September 28, 2012 and September 30, 2011 (in thousands):

	September 28, 2012	September 30, 2011
Projected benefit obligation	$302,072	$244,754
Accumulated benefit obligation	274,701	205,537
Fair value of plan assets	217,044	178,587
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
The fair value of plan assets for the Company’s defined benefit pension plans as of September 28, 2012 and September 30, 2011 is as follows (see Note 15 for a description of the fair value levels) (in thousands):

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 28, 2012	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$2,042	$2,042	$—	$—
Investment funds:
Pooled funds—equity	141,784	—	141,784	—
Pooled funds—fixed income	78,446	—	78,446	—
Total	$222,272	$2,042	$220,230	$—
	September 30, 2011	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$1,610	$1,610	$—	$—
Investment funds:
Pooled funds—equity	104,168	—	104,168	—
Pooled funds—fixed income	72,809	—	72,809	—
Total	$178,587	$1,610	$176,977	$—

The fair value of the pooled separate accounts is based on the value of the underlying assets, as reported to the Plan by the trustees. The pooled separate account is comprised of a portfolio of underlying securities that can be valued on active markets. Fair value is calculated by applying the Plan’s percentage ownership in the pooled separate account to the total market value of the account’s underlying securities, and is therefore categorized as Level 2 as the Plan does not directly own shares in these underlying investments. Investments in equity securities include publicly-traded domestic (approximately 31%) and international (approximately 69%) companies that are diversified across industry, country and stock market capitalization. Investments in fixed income securities include domestic (approximately 11%) and international (approximately 89%) corporate bonds and government securities. Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are not active.
It is the Company’s policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company’s defined benefit pension plans (in thousands):

Fiscal 2013	$11,683
Fiscal 2014	$11,141
Fiscal 2015	$10,850
Fiscal 2016	$11,313
Fiscal 2017	$11,890
Fiscal 2018 – 2022	$64,349
The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
The expected contributions to be paid to the Company’s defined benefit pension plans during fiscal 2013 are approximately $20.8 million.
Multiemployer Defined Benefit Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements ("CBA") that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:
a.Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company's participation in these plans for fiscal 2012 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2012 and 2011 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2012, fiscal 2011 and fiscal 2010 contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2012	2011		2012	2011	2010	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Red	Red	Implemented	$4,868	$5,367	$5,672	No	5/31/2010- 11/30/2014
Service Employees Pension Fund of Upstate New York (1)	16-0908576/ 001	Red	Red	Implemented	247	385	277	No	9/30/2014- 6/30/2015
Local 1102 Retirement Trust (2)	13-1847329/ 001	Red	Red	Implemented	201	232	211	No	6/30/2013- 6/30/2015
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Red	Red	Implemented	3,164	2,869	2,758	No	1/31/2007- 11/26/2015
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Red	Red	Implemented	154	122	240	No	1/31/2013
Richmond Teamsters and Industry Pension Fund (3)	54-6056180/ 001	Green	Green	N/A	121	109	98	No	1/26/2016
Other funds					13,546	12,785	11,629
Total contributions					$22,301	$21,869	$20,885

(1)	Over 60% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2015.
(2)	Over 90% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2015.
(3)
The Company is one of two participants in this fund along with Hostess Brands Inc., which is currently in bankruptcy. Additionally, the fund has informed the Company that the fund exercised an automatic 5-year amortization extension that affected the calculation of the fund's PPA zone status.

The Company provided more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/ 2011 and 12/31/2010
Service Employees Pension Fund of Upstate New York	12/31/ 2011 and 12/31/2010
Richmond Teamsters and Industry Pension Fund	2/28/2011 and 2/28/2010
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in 2012.

NOTE 8. INCOME TAXES:
The Company accounts for income taxes using the asset and liability method. Under this method, the provision for income taxes represents income taxes payable or refundable for the current year plus the change in deferred taxes during the

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The components of income from continuing operations before income taxes by source of income are as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
United States	$90,000	$9,818	$(63,122)
Non-U.S.	90,470	112,131	96,108
	$180,470	$121,949	$32,986

The provision for income taxes consists of (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Current:
Federal	$63,856	$7,244	$10,722
State and local	9,327	9,511	8,325
Non-U.S.	32,301	34,356	29,037
	$105,484	$51,111	$48,084
Deferred:
Federal	$(42,515)	$(22,885)	$(31,125)
State and local	(11,189)	(8,946)	(9,300)
Non-U.S.	(12,909)	(10,260)	(6,996)
	(66,613)	(42,091)	(47,421)
	$38,871	$9,020	$663
Current taxes receivable of $3.1 million at September 28, 2012 are included in “Prepayments and other current assets”. Current taxes payable of $8.4 million at September 30, 2011 are included in “Accrued expenses and other current liabilities”.
The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pretax income as a result of the following (all percentages are as a percentage of pretax income):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
United States statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	1.1	2.2	(2.7)
Foreign taxes	(7.7)	(8.4)	(24.2)
Permanent book/tax differences	(0.4)	1.0	2.2
Uncertain tax positions	(1.6)	(13.9)	7.2
Tax credits & other	(4.9)	(8.5)	(15.5)
Effective income tax rate	21.5%	7.4%	2.0%
The effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite the belief that the Company’s tax return positions are supportable, the Company believes that certain positions are likely to be challenged and that the Company may not succeed. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit. The effective tax rate includes the impact of reserve provisions and changes to the reserve that the Company

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considers appropriate, as well as related interest and penalties. During fiscal 2011, the Company recorded a reduction of approximately $17.0 million related to the remeasurement of an uncertain tax position. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted on December 17, 2010. Under the Act, the Empowerment Zones and non-veteran targeted groups under the Work Opportunity Tax Credit were extended until December 31, 2011. The expiration of the tax credits at December 31, 2011 is reflected in the 2012 effective tax rate.

The effective tax rate is also applied to the quarterly operating results. In the event that there is a significant unusual or one-time item recognized in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.
A number of years may elapse before a particular tax reporting year is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. In the United States, the statutes for state income taxes for 1998 and forward remain open. The Company received final notification in November 2012 that the Internal Revenue Service has settled the 2007 and 2008 examination of the Company's tax returns. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its income tax accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of the Company’s cash.
As of September 28, 2012, certain subsidiaries have recorded deferred tax assets of $30.3 million associated with accumulated federal, state and foreign net operating loss carryforwards. The Company has approximately $15.2 million valuation allowance as of September 28, 2012 against these carryforwards due to the uncertainty of its realization. In addition, certain subsidiaries have accumulated state net operating loss carryforwards for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits, as of September 28, 2012, attributable to these net operating losses was approximately $8.8 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of September 28, 2012. The federal, state and foreign net operating loss carryforwards will expire from 2013 through 2032.
As of September 28, 2012, the Company has approximately $6.7 million of foreign tax credit carryforwards, which expire in 2022. The Company believes it is more likely than not that it will be able to generate taxable income in the future sufficient to utilize these carryforwards, and no valuation allowance is necessary.
As of September 28, 2012 and September 30, 2011, the components of deferred taxes are as follows (in thousands):

	September 28, 2012	September 30, 2011
Deferred tax liabilities:
Property and equipment	$82,627	$82,168
Investments	95,445	92,802
Other intangible assets, including goodwill	717,583	742,474
Other	13,095	10,988
Gross deferred tax liability	908,750	928,432
Deferred tax assets:
Insurance	41,443	38,927
Employee compensation and benefits	214,847	190,106
Accruals and allowances	43,781	32,313
Derivatives	31,879	56,207
Net operating loss/credit carryforwards and other	37,509	9,287
Gross deferred tax asset, before valuation allowances	369,459	326,840
Valuation allowances	(15,187)	(10,426)
Net deferred tax liability	$554,478	$612,018

Current deferred tax assets of $77.9 million and $93.5 million at September 28, 2012 and September 30, 2011 are included in “Prepayments and other current assets,” respectively. Deferred tax liabilities of $632.3 million and $705.5 million at September 28, 2012 and September 30, 2011 are included in “Deferred Income Taxes and Other Noncurrent Liabilities,” respectively.
The Company had approximately $32.0 million of total gross unrecognized tax benefits as of September 28, 2012, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of gross

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrecognized tax benefits follows (in thousands):

September 28, 2012
Gross unrecognized tax benefits at September 30, 2011	$34,040
Additions based on tax positions taken in the current year	2,304
Reductions for tax positions taken in prior years	(254)
Reductions for remeasurements, settlements and payments	(3,306)
Reductions due to statute expiration	(807)

Gross unrecognized tax benefits at September 28, 2012	$31,977

September 30, 2011
Gross unrecognized tax benefits at October 1, 2010	$49,274
Additions based on tax positions taken in the current year	3,353
Additions for tax positions taken in prior years	1,312
Reductions for remeasurements, settlements and payments	(19,331)
Reductions due to statute expiration	(568)

Gross unrecognized tax benefits at September 30, 2011	$34,040

The Company had approximately $8.4 million and $9.6 million accrued for interest and penalties as of September 28, 2012 and September 30, 2011, respectively, and recorded approximately ($1.0) million and ($2.5) million in interest and penalties during fiscal 2012 and fiscal 2011, respectively.
The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2006, with the exception of certain Work Opportunity Tax Credits and Welfare to Work Tax Credits which are pending the outcome of Protective Refund Claims filed for 1998 through 2006.
The Company has significant operations in approximately 20 states and foreign taxing jurisdictions. The Company has open tax years in these jurisdictions ranging from 1 to 10 years. The Company does not anticipate that any adjustments resulting from tax audits would result in a material change to the results of operations or financial condition.
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
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s consolidated financial statements. The amount of common stock subject to repurchase as of September 28, 2012 and September 30, 2011 was $167.5 million and $158.1 million, which is based on approximately 11.0 million and 12.4 million shares of common stock of the Parent Company valued at $15.17 and $12.73 per share, respectively. The fair value of the common stock subject to repurchase is calculated using discounted cash flow techniques and comparable public company

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trading multiples. Inputs used in the discounted cash flow analysis include the weighted average cost of capital, long-term revenue growth rates, long-term EBIT margins and residual growth rates. Inputs used in the comparable public company trading multiples include the last-twelve-months' EBITDA multiple, forward EBITDA multiples and control premium. During fiscal 2012 and fiscal 2011, approximately $67.3 million and $40.8 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement, the indenture governing the fixed rate notes, the indenture governing the floating rate notes and the indenture governing the notes issued by the Parent Company contain limitations on the amount the Company can expend for such share repurchases. During the third quarter of fiscal 2011, the Company borrowed $132.7 million under the extended U.S. dollar revolving credit facility to pay dividends to the Parent Company through ARAMARK Intermediate Holdco Corporation (see Note 18).
NOTE 10. SHARE-BASED COMPENSATION:
In connection with the Transaction, the Parent Company established the ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (the "2007 MSIP"). Incentive awards under the 2007 MSIP may be granted to employees or directors of, or consultants to, the Parent Company or one of its affiliates, including the Company, in the form of non-qualified stock options, unvested shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, the fair market value of the Parent Company’s shares. The 2007 MSIP permits the granting of awards of up to 40.4 million shares of common stock of the Parent Company. As of September 28, 2012, there were 5.2 million shares available for grant. Under the 2007 MSIP, the terms of the awards are fixed at the grant date.
The Parent Company adopted an amended and restated ARAMARK Holdings Corporation 2007 MSIP (the Amended Stock Incentive Plan) on June 21, 2011. The Amended Stock Incentive Plan incorporates certain changes from prior amendments to the 2007 MSIP and provides for the grant of Installment Stock Purchase Opportunities. The Amended Stock Incentive Plan also provides that shares repurchased by the Parent Company from former employees will become eligible for issuances as stock options or purchased stock.
Share-based compensation expense charged to expense for fiscal 2012, fiscal 2011 and fiscal 2010 was approximately $15.7 million, before taxes of approximately $6.1 million, approximately $17.3 million, before taxes of approximately $6.8 million, and approximately $21.3 million, before taxes of approximately $8.3 million, respectively. The compensation expense recognized is classified as "Selling and general corporate expenses" in the Consolidated Statements of Income. No compensation expense was capitalized.
Cash received from option exercises during fiscal 2012, fiscal 2011 and fiscal 2010 was $6.7 million, $1.0 million and $0.1 million, respectively. For fiscal 2012, fiscal 2011 and fiscal 2010, the amount of tax benefits included in “Other financing activities” in the Consolidated Statements of Cash Flows was $4.5 million, $0.7 million and ($0.1) million, respectively.
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

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Expected volatility	30%	30%	30%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rate	1.04% - 1.61%	1.41% - 2.86%	2.04% - 3.31%
The weighted-average grant-date fair value of Time-Based Options granted during fiscal 2012, fiscal 2011 and fiscal 2010 was $4.57, $4.42 and $5.10 per option, respectively.
Compensation expense for Time-Based Options is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $8.5 million, $10.3 million and $14.1 million was charged to expense during fiscal 2012, fiscal 2011 and fiscal 2010 for Time-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.
As of September 28, 2012, there was approximately $18.0 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 2.66 years.
A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 30, 2011	15,982	$8.73
Granted	2,699	$14.17
Exercised	(2,195)	$7.52
Forfeited and expired	(775)	$11.45
Outstanding at September 28, 2012	15,711	$9.70	$85,945	6.5
Exercisable at September 28, 2012	10,025	$7.98	$72,062	5.2
Expected to vest at September 28, 2012	5,093	$12.63	$12,948	8.6
The total intrinsic value of Time-Based Options exercised during fiscal 2012, fiscal 2011 and fiscal 2010 was $15.0 million, $8.9 million and $1.8 million, respectively. The total fair value of Time-Based Options that vested during fiscal 2012, fiscal 2011 and fiscal 2010 was $7.9 million, $15.8 million and $11.0 million, respectively.
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

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Expected volatility	30%	30%	30%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5.0 - 6.0	5.5 - 7.0	5.5 - 7.0
Risk-free interest rate	0.73% - 1.04%	1.43% - 2.86%	1.41% - 3.31%
The weighted-average grant-date fair value of the Performance-Based Options granted during fiscal 2012, fiscal 2011 and

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal 2010 was $3.91, $4.21 and $4.98 per option, respectively.
Compensation expense for Performance-Based Options is recognized on a principally straight-line basis over the requisite performance and service periods. The Company recognized compensation expense of approximately $3.6 million, $5.1 million and $6.7 million during fiscal 2012, fiscal 2011 and fiscal 2010 for Performance-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.
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
A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 30, 2011	16,051	$8.73
Granted	2,699	$14.17
Exercised	(1,045)	$7.25
Forfeited and expired	(1,776)	$9.41
Outstanding at September 28, 2012	15,929	$9.68	$87,487	6.4
Exercisable at September 28, 2012	5,391	$8.12	$38,019	5.3
Expected to vest at September 28, 2012	—	$—	$—	0
The total intrinsic value of Performance-Based Options exercised during fiscal 2012, fiscal 2011 and fiscal 2010 was $7.5 million, $5.0 million and $1.5 million, respectively. The total fair value of Performance-Based Options that vested during fiscal 2012, fiscal 2011 and fiscal 2010 was $6.7 million, $0 million and $5.5 million, respectively.
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

	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011
Expected volatility	30%	30%
Expected dividend yield	0%	0%
Expected life (in years)	2.5	2.5
Risk-free interest rate	0.24% - 0.31%	0.33% - 0.68%
The weighted-average grant-date fair value of ISPOs granted during fiscal 2012 and fiscal 2011 was $2.80 and $2.47 per option, respectively.
Compensation expense for ISPOs is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company recorded approximately $1.0 million and $0.8 million of compensation expense related to these awards during fiscal 2012 and fiscal 2011, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.
As of September 28, 2012, there was approximately $2.4 million of unrecognized compensation expense related to nonvested ISPOs, which is expected to be recognized over a weighted-average period of approximately 3.70 years.
A summary of ISPOs activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 30, 2011	977	$12.69
Granted	920	$14.67
Exercised	(216)	$13.86
Forfeited and expired	(278)	$12.69
Outstanding at September 28, 2012	1,403	$13.81	$1,911	3.7
Exercisable at September 28, 2012	63	$14.46	$45.5
Expected to vest at September 28, 2012	1,207	$13.65	$1,838	9.2
The total intrinsic value of ISPOs exercised during fiscal 2012 was $0.2 million. The total fair value of ISPOs that vested during fiscal 2012 was $0.9 million.
Seamless Unit Options
During fiscal 2011, Seamless established the Seamless North America 2011 Equity Incentive Plan (the "Plan"). The Plan allows for the issuance of unit options and other equity-based awards in Seamless. The unit options awarded vest solely based on continued employment over a specific period of time, generally four years. The Company recognized compensation expense of approximately $2.1 million and $0.1 million for Seamless unit options during fiscal 2012 and fiscal 2011, respectively. During fiscal 2012 and fiscal 2011, Seamless granted approximately 3.5 million and 6.0 million unit options, respectively.
Deferred Stock Units
Deferred stock units are issued only to non-employee members of the Board of Directors of the Parent Company who are not representatives of one of the Sponsors and represent the right to receive shares of the Parent Company’s common stock in the future. Each deferred stock unit will be converted to one share of the Parent Company’s common stock six months and one day after the date on which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Parent Company’s common stock. Since the deferred stock units are fully vested upon grant, compensation expense for the entire award is recognized immediately upon grant. The Company granted

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

34,480 deferred stock units during fiscal 2012. The compensation cost charged to expense during fiscal 2012, fiscal 2011 and fiscal 2010 for deferred stock units was approximately $0.5 million, $1.0 million and $0.5 million, respectively.
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
In the first quarter of fiscal 2011, the Company adopted the new authoritative accounting guidance regarding transfers of financial assets. On a prospective basis, the Company is required to report its receivables securitization facility as a secured borrowing instead of as a sale of receivables. The impact of the new accounting treatment upon adoption resulted in the recognition of both the receivables securitized under the program and the borrowings they collateralize on the Consolidated Balance Sheet, which led to a $220.9 million increase in “Receivables” and “Long-Term Borrowings.” Additionally, the Company’s Consolidated Statement of Cash Flows during fiscal 2011 reflects the final remittance of cash associated with the $220.9 million of receivables sold at October 1, 2010 and subsequently collected by the Company on behalf of the bank conduits as an operating cash outflow. Any subsequent borrowing activity with the bank conduits will now be treated as financing cash flows. The overall effect on the Consolidated Statement of Cash Flows was a reduction in cash from operating activities and an increase in cash from financing activities, whereas under the previous guidance, these cash flows were presented net as cash from operating activities.
In June 2012, the Company amended the Receivables Facility to increase the maximum amount from $250.0 million to $300.0 million and extend the maturity date to January 2015. The Company incurred third-party costs of approximately $0.5 million related to the new amendment. At September 28, 2012 and September 30, 2011, the amount of outstanding borrowings under the Receivables Facility was $263.8 million and $225.9 million, respectively, and is included in “Long-Term Borrowings”.
NOTE 12. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $254.6 million at September 28, 2012, primarily in connection with commitments for capital projects and client contract investments. At September 28, 2012, the Company also has letters of credit outstanding in the amount of $181.7 million.
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $96.8 million at September 28, 2012 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 28, 2012.
Rental expense for all operating leases was $177.4 million, $168.1 million and $172.4 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of September 28, 2012 (in thousands):

Fiscal Year
2013	$205,009
2014	89,041
2015	74,857
2016	60,473
2017	51,664
Subsequent years	102,024

Total minimum rental obligations	$583,068

From time to time, the Company is a party to various legal actions and investigations involving claims incidental to the

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company has been informed that an Illinois state civil action has been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleges, among other things, that the subsidiary has not complied with the requirement to contract with minority owned and women owned businesses in connection with its contracts with Cook County and seeks monetary damages. The Company has accrued its best estimate of this potential liability as of September 28, 2012.

NOTE 13. QUARTERLY RESULTS (Unaudited):
The following table summarizes quarterly financial data for fiscal 2012 and fiscal 2011 (in thousands):

2012	Quarter Ended December 30, 2011	Quarter Ended March 30, 2012	Quarter Ended June 29, 2012	Quarter Ended September 28, 2012	Fiscal Year Ended September 28, 2012
Sales	$3,422,612	$3,345,560	$3,336,094	$3,401,160	$13,505,426
Cost of services provided	3,075,706	3,028,661	3,036,522	3,050,530	12,191,419
Income from Continuing Operations	39,119	10,952	23,222	68,306	141,599
Income from Discontinued Operations, net of tax	297	—	—	—	297
Net income	39,416	10,952	23,222	68,306	141,896
Net income attributable to ARAMARK shareholder	38,676	9,888	22,582	67,102	138,248

2011	Quarter Ended December 31, 2010	Quarter Ended April 1, 2011	Quarter Ended July 1, 2011	Quarter Ended September 30, 2011	Fiscal Year Ended September 30, 2011
Sales	$3,284,506	$3,220,260	$3,285,713	$3,291,898	$13,082,377
Cost of services provided	2,949,250	2,925,135	2,998,490	2,963,905	11,836,780
Income from Continuing Operations	38,446	19,998	160	54,325	112,929
Income (loss) from Discontinued Operations, net of tax	(45)	392	(307)	(11,772)	(11,732)
Net income (loss)	38,401	20,390	(147)	42,553	101,197
Net income (loss) attributable to ARAMARK shareholder	38,401	20,390	(512)	41,793	100,072
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
During the fourth quarter of fiscal 2011, the Company completed the sale of its wholly-owned subsidiary, Galls, for $75.0 million in cash. The transaction resulted in a pretax loss of approximately $1.5 million (net of tax loss of approximately $12.0 million). Galls is accounted for as a discontinued operation in the Consolidated Statements of Income (see Note 2).
During the third quarter of fiscal 2011, the Company sold a noncontrolling interest in Seamless, an online and mobile food ordering service, for consideration of $50.0 million in cash (see Note 17).

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. BUSINESS SEGMENTS:
The Company provides or manages services in two strategic areas: Food and Support Services and Uniform and Career Apparel, which are organized and managed in the following reportable business segments:
Food and Support Services—North America—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public in the United States, Canada and Mexico. Food and Support Services—North America operating income for fiscal 2012 includes transition and integration costs of $4.9 million related to the Filterfresh acquisition, a favorable risk insurance adjustment of $1.7 million related to favorable claims experience and other income recognized of $6.7 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service ("NPS") sites in the Sports & Entertainment sector, which was terminated in the current year. Food and Support Services—North America operating income for fiscal 2011 includes other income recognized of $7.8 million related to a compensation agreement signed with the NPS under which the NPS agreed to pay down a portion of the Company’s investment (possessory interest) in certain assets at one of the Company’s NPS sites in the Sports & Entertainment sector, severance related expenses of $6.2 million and a favorable risk insurance adjustment of $0.9 million related to favorable claims experience.
Food and Support Services—International—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. Operations are conducted in 19 countries, including the U.K., Germany, Chile, Ireland, Spain, China, Belgium, Korea, Argentina and Japan. Food and Support Services—International operating income for fiscal 2012 includes a favorable adjustment of $1.5 million related to a non-income tax settlement in the U.K. and $2.9 million of severance related expenses. Food and Support Services—International operating income for fiscal 2011 includes a gain of $7.7 million related to the divestiture of the Company’s 67% ownership interest in the security business of its Chilean subsidiary (see Note 3), favorable non-income tax settlements in the U.K. of $5.3 million, a goodwill and other intangible assets impairment charge of $5.3 million (see Note 4), a gain on the sale of land in Chile of $1.7 million and severance related expenses of $11.4 million. Food and Support Services—International operating income for fiscal 2010 includes a favorable non-income tax settlement in the U.K. of $3.2 million.
Uniform and Career Apparel—Rental, sale, cleaning, maintenance and delivery of personalized uniform and career apparel and other textile items on a contract basis and direct marketing of personalized uniforms and career apparel and accessories to businesses, public institutions and individuals. Also provided are walk-off mats, cleaning cloths, disposable towels and other environmental control items. Uniform and Career Apparel operating income for the fiscal 2012 includes a favorable risk insurance adjustment of $5.7 million related to favorable claims experience and severance related expenses of $2.6 million. Uniform and Career Apparel operating income for fiscal 2011 includes a gain of $2.6 million related to a property settlement of an eminent domain claim, a risk insurance adjustment of $4.8 million related to favorable claims experience and severance related expenses of $3.9 million.
Sales by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of corporate expenses applicable to more than one segment.
Corporate—Corporate includes general corporate expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 10). During fiscal 2011, the Company recorded severance related expenses of $1.3 million. During fiscal 2010, the Company recorded share-based compensation expense of $21.3 million, which included approximately $5.5 million for the 2010 modification of the portion of the Performance-Based Options whose vesting was subject to the achievement of the Company’s fiscal 2009 EBIT target.
Interest and Other Financing Costs, net, for fiscal 2012 was impacted by the maturity of interest rate swaps during fiscal 2012 (see Note 6) and includes $11.1 million of third-party costs related to the amendment of the senior secured credit agreement (see Note 5) and the amendment of the Company's Canadian subsidiary cross currency swap (see Note 6). Interest and Other Financing Costs, net, for fiscal 2011 includes a write-off of deferred financing fees of $2.1 million related to the amendment that extended the U.S. dollar denominated portion of the revolving credit facility and interest income of $14.1 million related to favorable non-income tax settlements in the U.K. For fiscal 2010, Interest and Other Financing Costs, net, includes $8.5 million of third-party costs related to the amendment of the senior secured credit agreement that extended the maturity date of $1,407.4 million of outstanding U.S. denominated term loan and interest income of approximately $4.3 million related to favorable non-income tax settlements in the U.K.
Financial information by segment follows (in millions):

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Sales
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Food and Support Services—North America	$9,413.2	$9,019.0	$8,654.7
Food and Support Services—International	2,729.5	2,723.3	2,437.7
Uniform and Career Apparel	1,362.7	1,340.1	1,326.7
	$13,505.4	$13,082.4	$12,419.1

	Operating Income
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Food and Support Services—North America	$425.6	$400.5	$350.6
Food and Support Services—International	89.9	79.9	75.3
Uniform and Career Apparel	118.1	117.3	102.7
	633.6	597.7	528.6
Corporate	(51.4)	(49.5)	(51.1)
Operating Income	582.2	548.2	477.5
Interest and other financing costs, net	(401.7)	(426.3)	(444.5)
Income from Continuing Operations Before Income Taxes	$180.5	$121.9	$33.0

	Depreciation and Amortization
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Food and Support Services—North America	$364.7	$341.9	$334.3
Food and Support Services—International	61.0	62.6	60.2
Uniform and Career Apparel	102.6	105.1	107.5
Corporate	0.9	0.9	0.9
	$529.2	$510.5	$502.9

	Capital Expenditures and Client Contract Investments and Other*
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Food and Support Services—North America	$281.0	$207.9	$212.8
Food and Support Services—International	51.9	58.6	46.8
Uniform and Career Apparel	40.5	33.3	33.3
Corporate	—	0.4	—
	$373.4	$300.2	$292.9

*	Includes amounts acquired in business combinations

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Identifiable Assets
	September 28, 2012	September 30, 2011
Food and Support Services—North America	$7,120.8	$7,234.2
Food and Support Services—International	1,527.7	1,524.8
Uniform and Career Apparel	1,681.7	1,672.8
Corporate	146.1	77.8
	$10,476.3	$10,509.6

The following geographic data include sales generated by subsidiaries within that geographic area and net property & equipment based on physical location (in millions):

	Sales
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
United States	$9,729.6	$9,369.6	$9,078.2
Foreign	3,775.8	3,712.8	3,340.9
	$13,505.4	$13,082.4	$12,419.1

	Net Property & Equipment
	September 28, 2012	September 30, 2011
United States	$814.4	$818.4
Foreign	186.2	186.3
	$1,000.6	$1,004.7
NOTE 15. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings, common stock subject to repurchase and derivatives (see Note 6). Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The fair value of the Company’s debt at September 28, 2012 and September 30, 2011 was $5,440.9 million and $5,505.7 million, respectively. The carrying value of the Company’s debt at September 28, 2012 and September 30, 2011 was $5,413.3 million and $5,637.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the changes in the Company's common stock subject to repurchase for which level 3 inputs were significant to their valuation for fiscal 2012 (in thousands):

Common Stock Subject to Repurchase
Balance, September 30, 2011	$158,061
Issuances of Parent Company common stock	8,098
Repurchases of Parent Company common stock	(27,293)
Change in fair market value of Parent Company common stock	28,595
Balance, September 28, 2012	$167,461
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
NOTE 16. RELATED PARTY TRANSACTIONS:
As of September 28, 2012, the notional value of interest rate swaps with entities affiliated with GS Capital Partners was $96 million and with entities affiliated with J.P. Morgan Partners was $221 million. As of September 30, 2011, the notional value of interest rate swaps with entities affiliated with GS Capital Partners was $766 million and ¥5.0 billion and with entities affiliated with J.P. Morgan Partners was $1,071 million. In all of these swaps, the Company pays the counterparty a fixed interest rate in exchange for their payment of a floating interest rate. The net payments in fiscal 2012, fiscal 2011 and fiscal 2010 to entities affiliated with GS Capital Partners pursuant to interest rate swap transactions were approximately $21.5 million, $40.1 million and $51.3 million, respectively. The net payments in fiscal 2012, fiscal 2011 and fiscal 2010 to entities affiliated with J.P. Morgan Partners pursuant to interest rate swap transactions were approximately $28.2 million, $51.6 million and $54.9 million, respectively.
NOTE 17. NONCONTROLLING INTEREST:
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
NOTE 18. ARAMARK HOLDINGS CORPORATION (PARENT COMPANY):
ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 216.1 million common shares issued and approximately 202.6 million common shares outstanding as of September 28, 2012.
On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the Parent Company Notes). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, the fixed rate notes and the floating rate notes. The Parent Company is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to the Company’s outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the fixed rate notes and the floating rate notes. If the Company does not have sufficient

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenant capacity to distribute such amounts to the Parent Company, the Parent Company will have the ability to pay the interest on the Parent Company Notes through the issuance of additional notes.
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
At September 28, 2012, ARAMARK Holdings Corporation had long-term borrowings of $595.5 million, net of discount, interest payable of $21.2 million and unamortized deferred financing costs on the Parent Company Notes of $11.0 million. For fiscal 2012 and fiscal 2011, ARAMARK Holdings Corporation recorded Interest and Other Financing Costs, net, of $55.0 million and $24.9 million, respectively. During fiscal 2012, the Company advanced approximately $53.7 million to the Parent Company, which was used to pay the interest on the Parent Company Notes. Subsequently, the advance was reduced by approximately $30.1 million attributable to the tax benefit related to the interest on the Parent Company Notes. Finally, $23.6 million was dividended by the Company to the Parent Company in order to pay down the remainder of the advance. In November 2012, the Company distributed approximately $25.9 million to the Parent Company for the payment of accrued interest.
NOTE 19. SUBSEQUENT EVENTS:
Consummation of the Spin-off of Seamless Holdings
On October 29, 2012, the Company completed the spin-off of its majority interest in Seamless to the shareholders of ARAMARK Holdings Corporation.
In the spin-off, the Company distributed all of the issued and outstanding shares of the common stock of Seamless Holdings Corporation (“Seamless Holdings”), an entity formed for the purpose of completing the spin-off and whose assets primarily consist of the Company's former interest in Seamless, to its parent company and sole stockholder, ARAMARK Intermediate Holdco Corporation (“ARAMARK Intermediate”). Thereafter, ARAMARK Intermediate distributed such shares to ARAMARK Holdings Corporation, its parent company and sole stockholder, who then distributed all of the shares of Seamless Holdings on a pro rata basis to the holders of ARAMARK Holdings common stock on October 26, 2012, the record date, through a tax-free stock dividend. Each ARAMARK Holdings shareholder received one share of Seamless Holdings common stock for each share of ARAMARK Holdings common stock held as of the record date.
Until October 29, 2012, including all periods presented in these consolidated financial statements, Seamless Holdings and its subsidiaries were part of the Company and its assets, liabilities, results of operations, and cash flows are included in the amounts reported in these consolidated financial statements.
Relationship with Seamless Holdings after Spin-off
Following the spin-off, Seamless Holdings is an independent company and ARAMARK retains no ownership interest in Seamless Holdings or Seamless. However, one member of the Seamless Holdings board of directors also serves on the Company’s board of directors.
In connection with the completion of the spin-off, Seamless Holdings, ARAMARK, ARAMARK Intermediate and ARAMARK Holdings entered into a Distribution Agreement, Seamless Holdings and ARAMARK Holdings entered into a Tax Matters Agreement and ARAMARK entered into a Transition Services Agreement with each of Seamless Holdings and Seamless. These agreements, as well as several additional ancillary agreements, govern the future relationships among the various parties involved in the spin-off.
None of the agreements are expected to have a material impact on the Company’s financial position, results of operations, or liquidity.
As a result of this continuing involvement, the Company will not present Seamless Holdings and its subsidiaries as a discontinued operation.
Amendment Agreement No. 3 to the Senior Secured Credit Agreement
On December 20, 2012, the Company amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans with a maturity date of July 26, 2016.  The proceeds of the new term loans were used primarily to repay approximately $650 million of existing term loans with a maturity date of January 26, 2014 and to fund certain discounts, fees and costs associated with the amendment.  The existing term loans that were repaid in connection with Amendment Agreement No. 3 included U.S. dollar denominated term loans as well as non-U.S. term loans and

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisted of the remaining balance of the un-extended term loans. The maturity date of the new term loans accelerate to October 31, 2014 if any of the fixed rate notes or the floating rate notes remains outstanding on October 31, 2014.  The applicable margin with respect to the new term loans, all of which are Eurocurrency designated U.S. dollar denominated term loans borrowed by the Company, is 3.25%.  The new term loans were borrowed by the Company with an original issue discount of 0.25%.
NOTE 20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:
The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.
These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. Interest expense and certain administrative costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to all of the subsidiaries of the Company based on management’s estimates. On January 26, 2007, in connection with the Transaction, the Company issued fixed rate notes and floating rate notes as described in Note 5. These notes are jointly and severally guaranteed on a senior unsecured basis by substantially all of the Company’s existing and future domestic subsidiaries (excluding the receivables facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee these notes (“Non-Guarantors”). The Guarantors also guarantee certain other unregistered debt.
During the third quarter of fiscal 2011, Seamless was removed as a guarantor of the fixed rate notes and floating rate notes due to the terms of the sale agreement (see Note 17).

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
September 28, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$27.4	$41.6	$67.7	$—	$136.7
Receivables	2.7	221.3	1,092.0	—	1,316.0
Inventories, at lower of cost or market	15.9	405.6	86.9	—	508.4
Prepayments and other current assets	5.2	122.5	72.4	—	200.1
Total current assets	51.2	791.0	1,319.0	—	2,161.2

Property and Equipment, net	33.8	764.1	202.7	—	1,000.6
Goodwill	173.1	3,765.4	791.0	—	4,729.5
Investment in and Advances to Subsidiaries	6,578.2	389.9	139.2	(7,107.3)	—
Other Intangible Assets	42.0	1,300.0	253.1	—	1,595.1
Other Assets	64.2	602.7	325.0	(2.0)	989.9
	$6,942.5	$7,613.1	$3,030.0	$(7,109.3)	$10,476.3
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.7	$11.3	$25.5	$—	$37.5
Accounts payable	148.6	376.0	348.7	—	873.3
Accrued expenses and other liabilities	146.1	788.8	296.7	0.1	1,231.7
Total current liabilities	295.4	1,176.1	670.9	0.1	2,142.5
Long-term Borrowings	4,586.0	38.3	751.5	—	5,375.8
Deferred Income Taxes and Other Noncurrent Liabilities	355.0	644.2	218.9	—	1,218.1
Intercompany Payable	—	5,301.8	1,072.4	(6,374.2)	—
Common Stock Subject to Repurchase	167.5	—	—	—	167.5
Total Equity	1,538.6	452.7	316.3	(735.2)	1,572.4
	$6,942.5	$7,613.1	$3,030.0	$(7,109.3)	$10,476.3

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$137.4	$32.2	$43.7	$—	$213.3
Receivables	3.1	241.9	1,007.3	—	1,252.3
Inventories, at lower of cost or market	16.1	356.6	78.1	—	450.8
Prepayments and other current assets	31.9	121.3	61.2	—	214.4
Total current assets	188.5	752.0	1,190.3	—	2,130.8

Property and Equipment, net	38.3	751.6	214.8	—	1,004.7
Goodwill	173.1	3,766.1	701.4	—	4,640.6
Investment in and Advances to Subsidiaries	6,609.0	250.7	180.9	(7,040.6)	—
Other Intangible Assets	51.4	1,442.7	254.3	—	1,748.4
Other Assets	75.5	554.5	357.0	(2.0)	985.0
	$7,135.8	$7,517.6	$2,898.7	$(7,042.6)	$10,509.5
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.7	$10.0	$38.3	$—	$49.0
Accounts payable	132.9	335.1	307.4	—	775.4
Accrued expenses and other liabilities	218.2	770.0	238.3	0.1	1,226.6
Total current liabilities	351.8	1,115.1	584.0	0.1	2,051.0
Long-term Borrowings	4,833.7	34.7	720.2	—	5,588.6
Deferred Income Taxes and Other Noncurrent Liabilities	347.0	695.7	192.1	—	1,234.8
Intercompany Payable	—	5,352.7	1,158.7	(6,511.4)	—
Common Stock Subject to Repurchase	158.1	—	—	—	158.1
Total Equity	1,445.2	319.4	243.7	(531.3)	1,477.0
	$7,135.8	$7,517.6	$2,898.7	$(7,042.6)	$10,509.5

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the year ended September 28, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$1,025.2	$8,207.1	$4,273.1	$—	$13,505.4
Costs and Expenses:
Cost of services provided	962.0	7,288.0	3,941.4	—	12,191.4
Depreciation and amortization	19.2	380.8	129.2	—	529.2
Selling and general corporate expenses	58.5	120.3	23.8	—	202.6
Interest and other financing costs	364.0	(0.5)	38.3	—	401.8
Expense allocations	(353.1)	299.2	53.9	—	—
	1,050.6	8,087.8	4,186.6	—	13,325.0
Income (Loss) from Continuing Operations before Income Taxes	(25.4)	119.3	86.5	—	180.4
Provision (Benefit) for Income Taxes	(9.2)	34.7	13.4	—	38.9
Equity in Net Income of Subsidiaries	158.0	—	—	(158.0)	—
Income from Continuing Operations	141.8	84.6	73.1	(158.0)	141.5
Income from Discontinued Operations, net of tax	—	0.3	—	—	0.3
Net income	141.8	84.9	73.1	(158.0)	141.8
Less: Net income attributable to noncontrolling interest	—	—	3.6	—	3.6
Net income attributable to ARAMARK shareholder	$141.8	$84.9	$69.5	$(158.0)	$138.2

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the year ended September 30, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$1,012.7	$8,059.7	$4,010.0	$—	$13,082.4
Costs and Expenses:
Cost of services provided	948.2	7,169.9	3,718.8	—	11,836.9
Depreciation and amortization	20.0	379.5	111.0	—	510.5
Selling and general corporate expenses	56.9	107.1	22.9	—	186.9
Interest and other financing costs	410.3	—	15.9	—	426.2
Expense allocations	(377.7)	339.1	38.6	—	—
	1,057.7	7,995.6	3,907.2	—	12,960.5
Income (Loss) from Continuing Operations before Income Taxes	(45.0)	64.1	102.8	—	121.9
Provision (Benefit) for Income Taxes	(35.6)	25.4	19.2	—	9.0
Equity in Net Income of Subsidiaries	110.6	—	—	(110.6)	—
Income from Continuing Operations	101.2	38.7	83.6	(110.6)	112.9
Loss from Discontinued Operations, net of tax	—	(11.7)	—	—	(11.7)
Net income	101.2	27.0	83.6	(110.6)	101.2
Less: Net income attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income attributable to ARAMARK shareholder	$101.2	$27.0	$82.5	$(110.6)	$100.1

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the year ended October 1, 2010
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$999.8	$7,863.3	$3,556.0	$—	$12,419.1
Costs and Expenses:
Cost of services provided	949.0	7,016.4	3,281.7	—	11,247.1
Depreciation and amortization	20.3	381.4	101.1	—	502.8
Selling and general corporate expenses	62.0	104.4	25.2	—	191.6
Interest and other financing costs	414.5	1.4	28.7	—	444.6
Expense allocations	(390.1)	358.4	31.7	—	—
	1,055.7	7,862.0	3,468.4	—	12,386.1
Income (Loss) from Continuing Operations before Income Taxes	(55.9)	1.3	87.6	—	33.0
Provision (benefit) for Income Taxes	(20.4)	2.0	19.1	—	0.7
Equity in Net Income of Subsidiaries	66.2	—	—	(66.2)	—
Income (loss) from Continuing Operations	30.7	(0.7)	68.5	(66.2)	32.3
Loss from Discontinued Operations, net of tax	—	(1.6)	—	—	(1.6)
Net income (loss)	$30.7	$(2.3)	$68.5	$(66.2)	$30.7

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 28, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$92.4	$503.6	$207.6	$(58.1)	$745.5
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(11.7)	(255.8)	(87.0)	—	(354.5)
Disposals of property and equipment	0.7	5.0	6.0	—	11.7
Proceeds from divestiture	—	2.3	4.2	—	6.5
Acquisitions of businesses, net of cash acquired	—	(140.0)	(11.8)	—	(151.8)
Other investing activities	1.3	3.0	2.3	—	6.6
Net cash used in investing activities	(9.7)	(385.5)	(86.3)	—	(481.5)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	(0.3)	3.7	—	3.4
Payments of long-term borrowings	(250.7)	(11.9)	(26.4)	—	(289.0)
Net change in funding under the Receivables Facility	—	—	37.9	—	37.9
Dividends/advances paid to Parent Company	(53.7)	—	—	—	(53.7)
Proceeds from issuance of Parent Company common stock	11.3	—	—	—	11.3
Repurchase of Parent Company common stock	(37.7)	—	—	—	(37.7)
Other financing activities	(6.2)	(3.9)	(2.7)	—	(12.8)
Change in intercompany, net	144.3	(92.6)	(109.8)	58.1	—
Net cash (used in) provided by financing activities	(192.7)	(108.7)	(97.3)	58.1	(340.6)
Increase (decrease) in cash and cash equivalents	(110.0)	9.4	24.0	—	(76.6)
Cash and cash equivalents, beginning of period	137.4	32.2	43.7	—	213.3
Cash and cash equivalents, end of period	$27.4	$41.6	$67.7	$—	$136.7

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 30, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$38.2	$486.6	$(146.4)	$(73.7)	$304.7
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(9.6)	(205.7)	(78.5)	—	(293.8)
Disposals of property and equipment	1.0	10.0	10.5	—	21.5
Proceeds from divestitures	—	71.5	11.6	—	83.1
Acquisitions of businesses, net of cash acquired	—	(157.0)	—	—	(157.0)
Other investing activities	0.7	(14.3)	(3.4)	—	(17.0)
Net cash used in investing activities	(7.9)	(295.5)	(59.8)	—	(363.2)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	0.2	22.0	—	22.2
Payments of long-term borrowings	(5.7)	(13.2)	(12.3)	—	(31.2)
Net change in funding under the Receivables Facility	—	—	225.9	—	225.9
Dividends paid to Parent Company	(132.9)	—	—	—	(132.9)
Net proceeds from sale of subsidiary shares to noncontrolling interest	48.4	—	—	—	48.4
Proceeds from issuance of Parent Company common stock	4.6	—	—	—	4.6
Repurchase of Parent Company common stock	(16.1)	—	—	—	(16.1)
Other financing activities	(6.6)	(3.1)	(0.3)	—	(10.0)
Change in intercompany, net	136.0	(175.8)	(33.9)	73.7	—
Net cash provided by (used in) financing activities	27.7	(191.9)	201.4	73.7	110.9
Increase (decrease) in cash and cash equivalents	58.0	(0.8)	(4.8)	—	52.4
Cash and cash equivalents, beginning of period	79.4	33.0	48.5	—	160.9
Cash and cash equivalents, end of period	$137.4	$32.2	$43.7	$—	$213.3

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended October 1, 2010
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$133.6	$406.5	$182.8	$(88.9)	$634.0
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(13.7)	(215.1)	(61.2)	—	(290.0)
Disposals of property and equipment	1.8	17.3	6.8	—	25.9
Acquisitions of businesses, net of cash acquired	—	(8.2)	(77.5)	—	(85.7)
Other investing activities	(1.0)	3.1	(5.8)	—	(3.7)
Net cash used in investing activities	(12.9)	(202.9)	(137.7)	—	(353.5)
Cash flows from financing activities:				—
Proceeds from long-term borrowings	—	—	11.5	—	11.5
Payments of long-term borrowings	(309.4)	(15.2)	(10.2)	—	(334.8)
Proceeds from issuance of Parent Company common stock	3.3	—	—	—	3.3
Repurchase of Parent Company common stock	(10.8)	—	—	—	(10.8)
Other financing activities	(10.6)	(2.8)	—	—	(13.4)
Change in intercompany, net	129.4	(179.2)	(39.1)	88.9	—
Net cash used in financing activities	(198.1)	(197.2)	(37.8)	88.9	(344.2)
Increase (decrease) in cash and cash equivalents	(77.4)	6.4	7.3	—	(63.7)
Cash and cash equivalents, beginning of period	156.8	26.6	41.2	—	224.6
Cash and cash equivalents, end of period	79.4	33.0	48.5	—	160.9
Less: Cash and cash equivalents included in assets held for sale	—	0.7	—	—	0.7
Cash and cash equivalents, end of period	$79.4	$32.3	$48.5	$—	$160.2

ARAMARK CORPORATION AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2012, SEPTEMBER 30, 2011 AND OCTOBER 1, 2010

		Additions	Reductions
	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2012
Reserve for doubtful accounts, advances & current notes receivable	$32,963	$26,718	$18,469	$41,212
Fiscal Year 2011
Reserve for doubtful accounts, advances & current notes receivable	$36,886	$10,298	$14,221	$32,963
Fiscal Year 2010
Reserve for doubtful accounts, advances & current notes receivable	$37,772	$8,756	$9,642	$36,886

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

EXHIBIT INDEX

Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

2.1
Agreement and Plan of Merger dated as of August 8, 2006 between ARAMARK Corporation, RMK Acquisition Corporation and RMK Finance LLC (incorporated by reference to exhibit 2.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on August 8, 2006, pursuant to the Exchange Act (file number 001-04762)).

2.2
Certificate of Ownership and Merger (merging ARAMARK Corporation into ARAMARK Services, Inc.) (incorporated by reference to Exhibit 99.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-04762)).

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

4.1
Form of Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation's Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

4.2
Indenture, dated as of January 26, 2007, among the Company, RMK Acquisition Corporation, the Guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).

4.3
Registration Rights Agreement, dated as of January 26, 2007, among RMK Acquisition Corporation, the Company, the Guarantors party thereto, and JP Morgan Securities, Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).

4.4
Supplemental Indenture, dated as of March 30, 2007, to the Indenture dated as of January 26, 2007 among ARAMARK Corporation, the Guarantors listed on the signature page thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.1
Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on November 8, 2004, pursuant to the Exchange Act (file number 001-04762)).**

10.2
Amendment, effective as of January 26, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.3
Amendment, effective as of November 15, 2007, to the Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.4
Letter relating to Joseph Neubauer's Employment Agreement dated November 14, 2008 (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation's Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.5
Letter relating to Joseph Neubauer's Employment Agreement dated May 7, 2012 (incorporated by reference to Exhibit 10.7 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.6
Third Amendment dated as of November 14, 2012 to the Employment Agreement, dated as of November 2, 2004, as amended from time to time, between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.7
Letter Agreement dated May 7, 2012 between ARAMARK Corporation and Eric Foss (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.8
Agreement Relating to Employment and Post-Employment Competition dated May 7, 2012 between ARAMARK Corporation and Eric Foss (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.9
Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.10
Agreement Relating to Employment and Post-Employment Competition dated November 14, 2007 between ARAMARK Corporation and Joseph Munnelly (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on February 6, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.11	Agreement Relating to Employment and Post-Employment Competition dated November 8, 2004 between ARAMARK Corporation and Karen A. Wallace.** *
10.12	Offer Letter dated July 20, 2012 between ARAMARK and Stephen R. Reynolds.** *
10.13	Agreement Relating to Employment and Post-Employment Competition dated December 6, 2012 between ARAMARK Corporation and Stephen R. Reynolds.** *
10.14
Form of Amendment to Agreement Relating to Employment and Post-Employment Competition (incorporated by reference to Exhibit 10.8 to ARAMARK Corporation's Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).**

10.15
Letter Agreement dated May 12, 2009 between ARAMARK Corporation and Bart J. Colli (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2009, pursuant to the Exchange Act (file number 001-04762)).**

10.16
Letter Agreement dated February 8, 2011 between ARAMARK Holdings Corporation and Thomas J. Vozzo (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on February 9, 2011 pursuant to the Exchange Act (file number 001-04762)).**

10.17
Separation Letter Agreement entered into on August 8, 2011 between ARAMARK Holdings Corporation and Andrew C. Kerin (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.18
Form of Indemnification Agreement and attached schedule (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-04762)).**

10.19
Indemnification Agreement dated May 7, 2012 between Eric Foss and ARAMARK Corporation (incorporated by reference to Exhibit 10.6 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.20
Indemnification Agreement dated December 15, 2011 between Joseph Munnelly and ARAMARK Corporation (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on December 15, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.21	Indemnification Agreement dated December 12, 2012 between Karen A. Wallace and ARAMARK Corporation. ** *
10.22	Indemnification Agreement dated December 12, 2012 between Stephen R. Reynolds and ARAMARK Corporation. ** *
10.23
Third Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.24
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.25
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.26
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.27
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).**

10.28
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.29
Amendment to Outstanding Non-Qualified Stock Option Agreements dated March 1, 2010 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).**

10.30
Form of Amendment to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.31
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.32
Form of Non-Qualified Installment Stock Purchase Opportunity Agreement (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.33
Form of Non-Qualified Installment Stock Purchase Opportunity Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.34
Form of Non-Qualified Installment Stock Purchase Opportunity Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.35
Form of Restricted Stock Award Agreement with ARAMARK Holdings Corporation (incorporated by reference to Exhibit 10.7 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.36
Schedules 1 to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.18 to ARAMARK Corporation's Annual Report on Form 10-K filed with the SEC on December 15, 2009, pursuant to the Exchange Act (file number 001-04762)).**

10.37
Schedules 1 to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).**

10.38
New Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.39
Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.40
New Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.41
Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.42
Amended and Restated ARAMARK 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to ARAMARK Corporation's Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (file number 001-04762)).**

10.43
Amended and Restated ARAMARK Savings Incentive Retirement Plan (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation's Registration Statement on Form S-8 filed with the SEC on February 10, 2011, pursuant to the Securities Act (file number 001-333-172157)).**

10.44
Amendment to Amended and Restated Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.45
ARAMARK 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Registration Statement on Form S-8 filed with the SEC on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89120)).**

10.46
Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.47
Senior Executive Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.48
Amended and Restated Executive Leadership Council Management Incentive Bonus Plan (2012) (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the SEC on December 15, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.49
Amended and Restated Executive Leadership Council Management Incentive Bonus Plan (2013) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).**

10.50
ARAMARK Holdings Corporation Hardship Stock Repurchase Policy (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed with the SEC on December 15, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.51
Limited Liquidity Program (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed with the SEC on December 15, 2011, pursuant to the Exchange Act (file number 001-04762)).**

10.52
Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).**

10.53
U.S. Pledge and Security Agreement, dated as of January 26, 2007, among ARAMARK Intermediate Holdco Corporation, RMK Acquisition Corporation, the Company, the Subsidiary Parties from time to time party thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.54
Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 31, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.55
Amendment Agreement No. 1, dated as of April 18, 2011, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on April 18, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.56
Amendment Agreement No. 2, dated as of February 29, 2012, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 1, 2012, pursuant to the Exchange Act (file number 001-04672).

10.57
Amendment Agreement No. 3, dated as of December 20, 2012, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, as amended by Amendment Agreement No. 1 dated as of April 18, 2011 and as amended by Amendment Agreement No. 2 dated as of February 29, 2012, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time.*

10.58
Assumption Agreement, dated as of March 30, 2007, relating to the Credit Agreement dated as of January 26, 2007 among ARAMARK Corporation, the other Borrowers and Loan Guarantors party thereto, the Lenders party thereto, Citibank, N.A., as administrative agent and collateral agent for the Lenders, and the other parties thereto from time to time (incorporated by reference to Exhibit 99.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on April 5, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.59
Amended and Restated Master Distribution Agreement effective as of March 5, 2011 between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011, pursuant to the Exchange Act (file number 001-04762)).†

10.60
Share Purchase Agreement among Veris plc, ARAMARK Ireland Holdings Limited, ARAMARK Investments Limited and ARAMARK Corporation dated October 2009 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on November 4, 2009, pursuant to the Exchange Act (file number 001-04762)).

10.61
Agreement and Plan of Merger by and among MPBP Holdings, Inc., ARAMARK Clinical Technology Services, LLC, RMK Titan Acquisition Corporation, ARAMARK Corporation and the stockholders of MPBP Holdings, Inc. party thereto dated March 18, 2011 (incorporated by reference to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 24, 2011, pursuant to the Exchange Act (file number 001-04762)).

12	Ratio of Earnings to Fixed Charges.*
21	List of subsidiaries of ARAMARK Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm-KPMG LLP.*
23.2	Consent of Independent Auditors-Deloitte Touche Tohmatsu LLC.*
24	Power of Attorney (included on the signature page hereto).*
31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audited Financial Statements of AIM SERVICES CO., Ltd.*
101
The following financial information from ARAMARK Corporation’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of September 28, 2012 and September 30, 2011; (ii) Consolidated Statements of Income for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010; (iii) Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010; (iv) Consolidated Statements of Equity for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010; and (v) Notes to Consolidated Financial Statements.*

†	Portions omitted pursuant to a request for confidential treatment.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.