Form 10-Q
period 2012-12-28
ARAMARK CORP
filed 2013-02-05
CIK 7032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2012
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
Common stock outstanding as of January 25, 2013: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	December 28, 2012	September 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$128,894	$136,689
Receivables	1,386,355	1,315,997
Inventories, at lower of cost or market	510,766	508,416
Prepayments and other current assets	203,294	200,070
Total current assets	2,229,309	2,161,172
Property and Equipment, net	969,728	1,000,579
Goodwill	4,630,554	4,729,474
Other Intangible Assets	1,541,475	1,595,149
Other Assets	962,275	989,948
	$10,333,341	$10,476,322
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$59,426	$37,462
Accounts payable	712,702	873,345
Accrued expenses and other current liabilities	1,053,269	1,231,705
Total current liabilities	1,825,397	2,142,512
Long-Term Borrowings	5,692,268	5,375,819
Deferred Income Taxes and Other Noncurrent Liabilities	1,178,608	1,207,585
Common Stock Subject to Repurchase and Other	167,095	177,926
Equity:
ARAMARK Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,450,691	1,451,241
Earnings retained for use in the business	88,367	161,137
Accumulated other comprehensive loss	(69,085)	(73,745)
Total ARAMARK shareholder’s equity	1,469,973	1,538,633
Noncontrolling interest	—	33,847
Total equity	1,469,973	1,572,480
	$10,333,341	$10,476,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	December 28, 2012	December 30, 2011
Sales	$3,535,915	$3,422,612
Costs and Expenses:
Cost of services provided	3,171,540	3,075,706
Depreciation and amortization	133,400	131,866
Selling and general corporate expenses	54,565	48,164
	3,359,505	3,255,736
Operating income	176,410	166,876
Interest and Other Financing Costs, net	99,454	108,814
Income from Continuing Operations Before Income Taxes	76,956	58,062
Provision for Income Taxes	24,386	18,943
Income from Continuing Operations	52,570	39,119
Income from Discontinued Operations, net of tax	—	297
Net income	52,570	39,416
Less: Net income attributable to noncontrolling interest	378	740
Net income attributable to ARAMARK shareholder	$52,192	$38,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	December 28, 2012	December 30, 2011
Net income	$52,570	$39,416
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(587)	363
Foreign currency translation adjustments	(1,230)	(8,973)
Fair value of cash flow hedges	6,477	18,892
Other comprehensive income, net of tax	4,660	10,282
Comprehensive income	57,230	49,698
Less: Net income attributable to noncontrolling interests	378	740
Comprehensive income attributable to ARAMARK shareholder	$56,852	$48,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	December 28, 2012	December 30, 2011
Cash flows from operating activities:
Net income	$52,570	$39,416
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	133,400	131,866
Income taxes deferred	(18,460)	(12,176)
Share-based compensation expense	4,027	5,877
Changes in noncash working capital	(367,647)	(284,479)
Other operating activities	24,050	12,431
Net cash used in operating activities	(172,060)	(107,065)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(75,421)	(76,530)
Disposals of property and equipment	4,222	2,154
Proceeds from divestitures	136	4,207
Acquisition of certain businesses, net of cash acquired	(11,671)	(157,727)
Other investing activities	4,013	269
Net cash used in investing activities	(78,721)	(227,627)
Cash flows from financing activities:
Proceeds from long-term borrowings	963,654	257,106
Payments of long-term borrowings	(658,917)	(9,966)
Net change in funding under the Receivables Facility	36,200	24,095
Advance to Parent Company	(26,879)	(27,744)
Distribution in connection with spin-off of Seamless Holdings	(47,352)	—
Proceeds from issuance of Parent Company common stock	3,246	4,424
Repurchase of Parent Company common stock	(15,573)	(4,037)
Other financing activities	(11,393)	(600)
Net cash provided by financing activities	242,986	243,278
Decrease in cash and cash equivalents	(7,795)	(91,414)
Cash and cash equivalents, beginning of period	136,689	213,323
Cash and cash equivalents, end of period	$128,894	$121,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 28, 2012
(Unaudited)
(In Thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, September 28, 2012	$1,572,480	$1,538,633	$—	$1,451,241	$161,137	$(73,745)	$33,847
Net income	52,408	52,192			52,192		216
Other comprehensive income	4,660	4,660				4,660
Capital contributions from issuance of Parent Company common stock	8,508	8,508		8,508
Compensation expense related to stock incentive plans	4,027	4,027		4,027
Tax benefits related to stock incentive plans	788	788		788
Decrease in Parent Company common stock subject to repurchase obligation, net	10,777	10,777		10,777
Purchases of Parent Company common stock	(24,650)	(24,650)		(24,650)
Advance to Parent Company, net	(20,852)	(20,852)			(20,852)
Distribution of Seamless Holdings	(138,173)	(104,110)			(104,110)		(34,063)
Balance, December 28, 2012	$1,469,973	$1,469,973	$—	$1,450,691	$88,367	$(69,085)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 30, 2011
(Unaudited)
(In Thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, September 30, 2011	$1,476,963	$1,445,184	$—	$1,476,061	$46,468	$(77,345)	$31,779
Net income	39,083	38,676			38,676		407
Other comprehensive income	10,282	10,282				10,282
Capital contributions from issuance of Parent Company common stock	8,376	8,376		8,376
Compensation expense related to stock incentive plans	5,877	5,877		5,877
Tax benefits related to stock incentive plans	1,243	1,243		1,243
Increase in Parent Company common stock subject to repurchase obligation, net	(5,141)	(5,141)		(5,141)
Purchases of Parent Company common stock	(14,474)	(14,474)		(14,474)
Advance to Parent Company, net	(12,835)	(12,835)			(12,835)
Distribution to noncontrolling interest	(46)	—					(46)
Balance, December 30, 2011	$1,509,328	$1,477,188	$—	$1,471,942	$72,309	$(67,063)	$32,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:
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
The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation ("ARAMARK Intermediate"), which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company” or "ARAMARK Holdings"). ARAMARK Holdings, ARAMARK Intermediate and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction. The Company’s operating results are included in the consolidated federal tax returns filed by the Parent Company. Any realized tax effects or credits attributable to the Company’s operations accrue to the Company based upon the Parent Company’s procedures for allocating the costs and benefits to its subsidiaries. The income tax provisions in the accompanying Condensed Consolidated Statements of Income approximate the provisions that would be required if the Company were a separate taxpayer. All income tax payments are made by the Company on behalf of the Parent Company (see Note 15).
On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. For those material consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside stockholders’ interests are shown as noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements exclude the accounts of ARAMARK Holdings and ARAMARK Intermediate, but do reflect the Sponsors’ investment cost basis allocated to the assets and liabilities acquired on January 26, 2007 and the Parent Company’s common stock subject to repurchase. See Note 15 for further discussion of ARAMARK Holdings.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012. The Condensed Consolidated Balance Sheet as of September 28, 2012 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions. Certain amounts in the prior period’s financial statements have been reclassified to conform with the current year presentation; the effect of which was not material.

(2)	ACQUISITIONS AND DIVESTITURES:
Fiscal 2013
Spin-off of Seamless Holdings Corporation
On October 29, 2012, the Company completed the spin-off of its majority interest in Seamless North America, LLC ("Seamless") to the shareholders of ARAMARK Holdings.
In the spin-off, the Company distributed all of the issued and outstanding shares of the common stock of Seamless Holdings Corporation (“Seamless Holdings”), an entity formed for the purpose of completing the spin-off and whose assets primarily consist of the Company's former interest in Seamless, to its parent company and sole stockholder, ARAMARK Intermediate. Thereafter, ARAMARK Intermediate distributed such shares to ARAMARK Holdings, its parent company and sole stockholder, who then distributed all of the shares of Seamless Holdings on a pro rata basis to the holders of ARAMARK Holdings common stock as of October 26, 2012, the record date, through a tax-free stock dividend. Each ARAMARK Holdings shareholder received one share of Seamless Holdings common stock for each share of ARAMARK Holdings common stock held as of the record date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Until October 29, 2012, Seamless Holdings and its subsidiaries were part of the Company and its assets, liabilities, results of operations, and cash flows are included in the amounts reported in these condensed consolidated financial statements until that date.
Following the spin-off, Seamless Holdings is an independent company and ARAMARK retains no ownership interest in Seamless Holdings or Seamless. However, one member of the Seamless Holdings board of directors also serves on the Company’s board of directors.
In connection with the completion of the spin-off, Seamless Holdings, ARAMARK, ARAMARK Intermediate and the Parent Company entered into a Distribution Agreement, Seamless Holdings and the Parent Company entered into a Tax Matters Agreement and ARAMARK entered into a Transition Services Agreement with each of Seamless Holdings and Seamless. These agreements, as well as several additional ancillary agreements, govern the future relationships among the various parties involved in the spin-off. None of the agreements are expected to have a material impact on the Company’s financial position, results of operations, or liquidity.
As a result of this continuing involvement, the Company will not present Seamless Holdings and its subsidiaries as a discontinued operation. The Company's proforma results of operations for fiscal 2013 and fiscal 2012 would not have been materially different than reported assuming the spin-off and related transactions had occurred at the beginning of the prior year period.
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
As part of the acquisition of Filterfresh, the Company acquired a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interests outside of shareholder’s equity in the Condensed Consolidated Balance Sheets in “Common Stock Subject to Repurchase and other.” As of December 28, 2012 and September 28, 2012, the redeemable noncontrolling interest related to the subsidiary was approximately $10.4 million and $10.4 million, respectively. For the three months ended December 28, 2012, net income attributable to redeemable noncontrolling interest was $0.2 million. Distributions to redeemable noncontrolling interest was $0.2 million for the three months ended December 28, 2012. For the three months ended December 30, 2011, net income attributable to redeemable noncontrolling interest was $0.3 million. Distributions to redeemable noncontrolling interest was $0.2 million for the three months ended December 30, 2011.
For the three months ended December 30, 2011, $31.2 million of sales and $2.0 million of net loss, which included transition and integration costs, were recorded in the Condensed Consolidated Statements of Income related to the acquisition.

(3)	SUPPLEMENTAL FINANCIAL INFORMATION:
The Company made interest payments of approximately $42.0 million and $75.8 million and income tax payments of approximately $25.0 million and $16.6 million during the three months ended December 28, 2012 and December 30, 2011, respectively.
As of December 28, 2012 and September 28, 2012, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($50.9) million and ($50.3) million, respectively, foreign currency translation adjustment (net of tax) of approximately $19.2 million and $20.4 million, respectively, fair value of cash flow hedges (net of tax) of approximately ($26.6) million and ($33.1) million, respectively, and share of equity investees' accumulated other comprehensive loss (net of tax) of approximately ($10.8) million and ($10.8) million, respectively.
For the three months ended December 28, 2012 and December 30, 2011, the tax effects on comprehensive income for pension plan adjustments was approximately $0.3 million and ($0.2) million, respectively, foreign currency translation adjustment was approximately $4.3 million and $1.3 million, respectively, and fair value of cash flow hedges was approximately ($3.8) million and ($12.0) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. Changes in total goodwill during the three months ended December 28, 2012 follow (in thousands):

Segment	September 28, 2012	Acquisitions	Translation and Other	December 28, 2012
Food and Support Services—North America	$3,701,137	$7,741	$(113,449)	$3,595,429
Food and Support Services—International	454,552	—	6,788	461,340
Uniform and Career Apparel	573,785	—	—	573,785
	$4,729,474	$7,741	$(106,661)	$4,630,554
The amounts for acquisitions during fiscal 2013 may be revised upon final determination of the purchase price allocations. The other adjustments to the Food and Support Services—North America segment represents the goodwill impact of the Seamless Holdings spin-off (see Note 2).
Other intangible assets consist of (in thousands):

	December 28, 2012			September 28, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,883,607	$(1,100,452)	$783,155	$1,897,933	$(1,064,492)	$833,441
Trade names	759,803	(1,483)	758,320	763,127	(1,419)	761,708
	$2,643,410	$(1,101,935)	$1,541,475	$2,661,060	$(1,065,911)	$1,595,149
Acquisition-related intangible assets consist of customer relationship assets, the ARAMARK trade name and other trade names. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 5 to 24 years, with a weighted average life of approximately 11 years. The ARAMARK trade name is an indefinite lived intangible asset and is not amortizable but is evaluated for impairment at least annually.
Amortization of intangible assets for the three months ended December 28, 2012 and December 30, 2011 was approximately $48.1 million and $50.3 million.

(5)	BORROWINGS:
On December 20, 2012, the Company amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans with a maturity date of July 26, 2016.  The proceeds of the new term loans were used primarily to repay approximately $650 million of existing term loans with a maturity date of January 26, 2014 and to fund certain discounts, fees and costs associated with the amendment.  The existing term loans repaid in connection with Amendment Agreement No. 3 included U.S. dollar denominated term loans as well as non-U.S. dollar term loans and consisted of the remaining balance of the un-extended term loans. The maturity date of the new term loans accelerate to October 31, 2014 if any of the senior fixed rate notes due 2015 or the senior floating rate notes due 2015 remains outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 mature on February 1, 2015. The applicable margin with respect to the new term loans, all of which are Eurocurrency designated U.S. dollar denominated term loans borrowed by the Company, is 3.25%.  The new term loans were borrowed by the Company with an original issue discount of 0.25%. During the first quarter of fiscal 2013, approximately $11.6 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income. Approximately $4.6 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners.

(6)	DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating natural gas, gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Cash Flow Hedges
The Company previously entered into $1.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of December 28, 2012 and September 28, 2012, approximately ($25.0) million and ($28.1) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the three months ended December 28, 2012 and December 30, 2011 was immaterial.
The Company previously entered into a $169.6 million amortizing cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. In March 2012, the cross currency swap was amended to match the terms of the Canadian subsidiary's debt that was impacted by the Amendment Agreement No. 2 to the Restated Credit Agreement ("Amendment Agreement No. 2"). A portion of the swap was amended and extended to match the terms related to its variable rate debt denominated in U.S. dollars that was extended under the Amendment Agreement No. 2. The Company has designated these amended swaps as cash flow hedges. During the three months ended December 28, 2012 and December 30, 2011, approximately $0.6 million and ($0.6) million of unrealized net of tax gains (losses) related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately ($2.0) million and $3.3 million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the three months ended December 28, 2012 and December 30, 2011, respectively. As of December 28, 2012 and September 28, 2012, unrealized net of tax losses of approximately ($1.6) million and ($5.0) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the three months ended December 28, 2012 and December 30, 2011 was immaterial. As a result of Amendment Agreement No. 3, the Company de-designated the cross currency swaps that hedged the Canadian subsidiary's term loan with a maturity date of January 26, 2014. Prior to Amendment Agreement No. 3, these contracts met the required criteria to be designated as cash flow hedging instruments. As a result, approximately $3.2 million was reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets to “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income during the three months ended December 28, 2012.
The Company enters into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of December 28, 2012, the Company has no contracts outstanding. There was no hedge ineffectiveness for the three months ended December 30, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended	Three Months Ended
	December 28, 2012	December 30, 2011
Interest rate swap agreements	$3,132	$16,076
Cross currency swap agreements	3,345	2,726
Natural gas hedge agreements	—	(70)
	$6,477	$18,732

Derivatives not Designated in Hedging Relationships
The Company elected to de-designate the cross currency swaps that were hedged against the Canadian subsidiary's term loan with a maturity date of January 26, 2014 due to the repayment of the term loan as a result of Amendment Agreement No. 3. As a result, on a prospective basis, changes in the fair value of these swaps will be recorded in earnings. For the three months ended December 28, 2012, the Company recorded a pretax gain of approximately $0.7 million for the change in the fair value of these swaps in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income. The changes in the fair value of these swaps are expected to offset future currency transaction gains and losses on the U.S. dollar denominated intercompany loan between the Company and its Canadian subsidiary.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of December 28, 2012, the Company has contracts for approximately 2.6 million gallons outstanding for fiscal 2013. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded in earnings. During the three months ended December 28, 2012 and December 30, 2011, the Company recorded a pretax gain (loss) of ($0.2) million and $0.7 million in the Condensed Consolidated Statements of Income for the change in the fair value on these agreements, respectively.
As of December 28, 2012, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €88.4 million, £37.9 million and CAD30.0 million to mitigate the risk of changes in foreign currency exchange rates on intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the intercompany loans.

The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 28, 2012	September 28, 2012
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	$350	$251
Gasoline and diesel fuel agreements	Prepayments	465	696
		$815	$947

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Other Noncurrent Liabilities	$41,307	$46,484
Cross currency swap agreements	Other Noncurrent Liabilities	21,933	45,406
		63,240	91,890

Not designated as hedging instruments:
Cross currency swap agreements	Other Noncurrent Liabilities	20,317	—
		$83,557	$91,890

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss from the derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended	Three Months Ended
	Account	December 28, 2012	December 30, 2011
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$5,542	$28,838
Cross currency swap agreements	Interest Expense	1,997	2,113
Natural gas hedge agreements	Cost of services provided	—	70
		$7,539	$31,021

Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$2,534	$—
Gasoline and diesel fuel agreements	Cost of services provided	122	(537)
Foreign currency forward exchange contracts	Interest Expense	840	(782)
		$3,496	$(1,319)

At December 28, 2012, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $13.1 million.

(7)	CAPITAL STOCK:
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of December 28, 2012 and September 28, 2012 was $156.7 million and $167.5 million, which is based on approximately 10.5 million and 11.0 million shares of common stock of the Parent Company valued at $14.99 and $15.17 per share, respectively. The fair value of the common stock subject to repurchase is calculated using discounted cash flow techniques and comparable public company trading multiples. Inputs used in the discounted cash flow analysis include the weighted average cost of capital, long-term revenue growth rates, long-term EBIT margins and residual growth rates. Inputs used in the comparable public company trading multiples include the last-twelve-months' EBITDA multiple, forward EBITDA multiples and control premium. During the three months ended December 28, 2012 and December 30, 2011, approximately $24.7 million and $14.5 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s condensed consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement, the indenture governing the senior fixed rate notes due 2015, the indenture governing the senior floating rate notes due 2015 and the indenture governing the notes issued by the Parent Company contain limitations on the amount the Company can expend for such share repurchases.

(8)	SHARE-BASED COMPENSATION:
During the three months ended December 28, 2012, share-based compensation expense was approximately $4.0 million, before taxes of $1.6 million. During the three months ended December 30, 2011, share-based compensation expense was approximately $5.9 million, before taxes of $2.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options
Time-Based Options
The compensation cost charged to expense during the three months ended December 28, 2012 for Time-Based Options was approximately $1.9 million. The compensation cost charged to expense during the three months ended December 30, 2011 for Time-Based Options was approximately $2.1 million.
Performance-Based Options
During the three months ended December 28, 2012, approximately $1.3 million was charged to expense for Performance-Based Options. During the three months ended December 30, 2011, approximately $3.1 million was charged to expense for Performance-Based Options.
Installment Stock Purchase Opportunities (“ISPOs”)
The Company recorded approximately $0.4 million of compensation expense related to ISPOs during the three months ended December 28, 2012. The Company recorded approximately $0.2 million of compensation expense related to ISPOs during the three months ended December 30, 2011.
Seamless Unit Options
The Company recognized compensation expense of approximately $0.2 million for Seamless unit options during the three months ended December 28, 2012. The Company recognized compensation expense of approximately $0.5 million for Seamless unit options during the three months ended December 30, 2011.
Deferred Stock Units
The Company granted 17,066 deferred stock units during the three months ended December 28, 2012. The compensation cost charged to expense during the three months ended December 28, 2012 for deferred stock units was approximately $0.2 million.
(9) ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the facility is $300 million, which expires in January 2015. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. At December 28, 2012 and September 28, 2012, the amount of outstanding borrowings under the Receivables Facility was $300.0 million and $263.8 million and is included in “Long-Term Borrowings”, respectively.

(10)	EQUITY INVESTMENTS:
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $215.8 million and $233.4 million at December 28, 2012 and September 28, 2012, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended	Three Months Ended
	December 28, 2012	December 30, 2011
Sales	$480,901	$484,202
Gross profit	56,740	58,644
Net income	9,402	10,832
ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $3.9 million for the three months ended December 28, 2012. ARAMARK’s equity in undistributed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $4.4 million for the three months ended December 30, 2011.

(11)	BUSINESS SEGMENTS:
Sales and operating income by reportable segment follow (in thousands):

	Three Months Ended	Three Months Ended
Sales	December 28, 2012	December 30, 2011
Food and Support Services—North America	$2,457,584	$2,397,248
Food and Support Services—International	724,897	684,839
Uniform and Career Apparel	353,434	340,525
	$3,535,915	$3,422,612

	Three Months Ended	Three Months Ended
Operating Income	December 28, 2012	December 30, 2011
Food and Support Services—North America	$141,551	$126,245
Food and Support Services—International	19,210	20,554
Uniform and Career Apparel	31,096	33,042
	191,857	179,841
Corporate	(15,447)	(12,965)
Operating Income	176,410	166,876
Interest and other financing costs, net	(99,454)	(108,814)
Income from Continuing Operations Before Income Taxes	$76,956	$58,062

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
Food and Support Services—North America sales and operating income for the three months ended December 28, 2012 were negatively affected by Hurricane Sandy and the National Hockey League lockout. Food and Support Services—North America operating income for the three months ended December 30, 2011 includes transition and integration costs of $3.5 million related to the Filterfresh acquisition and a favorable risk insurance adjustment of $1.7 million related to favorable claims experience.
Food and Support Services—International operating income for the three months ended December 28, 2012 and December 30, 2011 includes severance related expenses of $2.4 million and $1.3 million, respectively.
Uniform and Career Apparel operating income for the three months ended December 28, 2012 includes severance related expenses of $3.6 million and a favorable risk insurance adjustment of $1.7 million related to favorable claims experience. Uniform and Career Apparel operating income for the three months ended December 30, 2011 includes a favorable risk insurance adjustment of $5.7 million related to favorable claims experience and severance related expenses of $4.0 million.
Corporate expenses include share-based compensation expense (see Note 8).
Interest and Other Financing Costs, net, for the three month period of fiscal 2013 was favorably impacted by the maturity of interest rate swaps during fiscal 2012. Interest and Other Financing Costs, net, for the three month period of fiscal 2013 includes approximately $11.6 million of third-party costs incurred related to Amendment Agreement No. 3 to the senior secured credit agreement (see Note 5) and approximately $3.2 million of hedge ineffectiveness related to the repayment of the Canadian subsidiary's term loan with a maturity date of January 26, 2014 (see Note 6).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	NEW ACCOUNTING STANDARD UPDATES:

In September 2011, the FASB issued an accounting standard update that simplifies how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted the guidance beginning in fiscal 2013 which did not have a material impact on the condensed consolidated financial statements.
In June 2011, the FASB issued an accounting standard update that modifies the presentation of comprehensive income in the financial statements. The standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued an accounting standard update which deferred the portion of this update related to the presentation of reclassification adjustments between other comprehensive income and net income. The Company adopted the guidance retrospectively beginning in the first quarter of fiscal 2013 which only resulted in changes to the presentation of the condensed consolidated financial statements.
In June 2012, the FASB issued an accounting standard update which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The amendment permits an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. The Company adopted the guidance beginning in fiscal 2013 which did not have a material impact on the condensed consolidated financial statements.

(13)	COMMITMENTS AND CONTINGENCIES:
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $97.7 million at December 28, 2012 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 28, 2012.
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
The Company has been informed that an Illinois state civil action has been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleges, among other things, that the subsidiary has not complied with the requirement to contract with minority owned and women owned businesses in connection with its contracts with Cook County and seeks monetary damages. The Company has accrued its best estimate of this potential liability as of December 28, 2012.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•    Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives (see Note 6). Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments, that are subject to master netting agreements, on a net basis by counterparty portfolio. The fair value of the Company’s debt at December 28, 2012 and September 28, 2012 was $5,748.3 million and $5,440.9 million, respectively. The carrying value of the Company’s debt at December 28, 2012 and September 28, 2012 was $5,751.7 million and $5,413.3 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
The following table presents the changes in the Company's common stock subject to repurchase for which level 3 inputs were significant to the valuation for the three months ended December 28, 2012 (in thousands):

Common Stock Subject to Repurchase
Balance, September 28, 2012	$167,461
Issuances of Parent Company common stock	705
Repurchases of Parent Company common stock	(9,723)
Change in fair market value of Parent Company common stock	(1,759)
Balance, December 28, 2012	$156,684

(15)	ARAMARK HOLDINGS CORPORATION (PARENT COMPANY):
ARAMARK Holdings Corporation has 600.0 million common shares authorized, approximately 217.1 million common shares issued and approximately 202.0 million common shares outstanding as of December 28, 2012.
On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the "Parent Company Notes"). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including trade payables, the senior secured revolving credit facility, the senior secured term loan facility, the senior fixed rate notes due 2015 and the senior floating rate notes due 2015. The Parent Company is obligated to pay interest on the Parent Company Notes in cash to the extent the Company has sufficient capacity to distribute such amounts to the Parent Company under the covenants relating to the Company’s outstanding indebtedness, including the senior secured revolving credit facility, the senior secured term loan facility, the senior fixed rate notes due 2015 and the senior floating rate notes due 2015. If the Company does not have sufficient covenant capacity to distribute such amounts to the Parent Company, the Parent Company has the ability to pay the interest on the Parent Company Notes through the issuance of additional notes.
At December 28, 2012, the Parent Company had long-term borrowings of $595.8 million, net of discount, interest payable of $8.3 million and unamortized deferred financing costs on the Parent Company Notes of $10.3 million. At September 28, 2012, the Parent Company had long-term borrowings of $595.5 million, net of discount, interest payable of $21.2 million and unamortized deferred financing costs on the Parent Company Notes of $11.0 million. For the three months ended December 28, 2012 and December 30, 2011, the Parent Company recorded Interest and Other Financing Costs, net, of $13.9 million and $13.7 million, respectively. During the three months ended December 28, 2012, the Company advanced approximately $26.9 million to the Parent Company, which was used to pay the interest on the Parent Company Notes. During the three months ended December 28, 2012, the advance was reduced by approximately $6.0 million attributable to the tax benefit related to the interest on the Parent Company Notes. During the three months ended December 30, 2011, the Company advanced approximately $27.7 million to the Parent Company, which was used to pay the interest on the Parent Company

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Notes. During the three months ended December 30, 2011, the advance was reduced by approximately $14.9 million attributable to the tax benefit related to the interest on the Parent Company Notes.

(16)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:
The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.
These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain administrative costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to all of the subsidiaries of the Company based on management’s estimates. On January 26, 2007, in connection with the Transaction, the Company issued the senior fixed rate notes due 2015 and the senior floating rate notes due 2015. The senior notes are jointly and severally guaranteed on a senior unsecured basis by substantially all of the Company’s existing and future domestic subsidiaries (excluding the receivables facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes (“Non-Guarantors”). The Guarantors also guarantee certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 28, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$28.9	$39.5	$60.5	$—	$128.9
Receivables	4.3	234.5	1,147.6	—	1,386.4
Inventories, at lower of cost or market	15.6	404.3	90.8	—	510.7
Prepayments and other current assets	16.8	119.8	66.7	—	203.3
Total current assets	65.6	798.1	1,365.6	—	2,229.3

Property and Equipment, net	32.8	724.2	212.7	—	969.7
Goodwill	173.1	3,765.4	692.0	—	4,630.5
Investment in and Advances to Subsidiaries	6,960.1	421.0	141.4	(7,522.5)	—
Other Intangible Assets	39.6	1,267.6	234.3	—	1,541.5
Other Assets	58.6	608.3	297.4	(2.0)	962.3
	$7,329.8	$7,584.6	$2,943.4	$(7,524.5)	$10,333.3
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$11.1	$48.3	$—	$59.4
Accounts payable	152.2	292.5	268.0	—	712.7
Accrued expenses and other liabilities	195.4	584.5	273.3	0.1	1,053.3
Total current liabilities	347.6	888.1	589.6	0.1	1,825.4
Long-term Borrowings	4,998.2	35.4	658.6	—	5,692.2
Deferred Income Taxes and Other Noncurrent Liabilities	357.3	627.6	193.7	—	1,178.6
Intercompany Payable	—	5,513.3	1,299.0	(6,812.3)	—
Common Stock Subject to Repurchase and other	156.7	—	10.4	—	167.1
Total Equity	1,470.0	520.2	192.1	(712.3)	1,470.0
	$7,329.8	$7,584.6	$2,943.4	$(7,524.5)	$10,333.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 28, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$27.4	$41.6	$67.7	$—	$136.7
Receivables	2.7	221.3	1,092.0	—	1,316.0
Inventories, at lower of cost or market	15.9	405.6	86.9	—	508.4
Prepayments and other current assets	5.2	122.5	72.4	—	200.1
Total current assets	51.2	791.0	1,319.0	—	2,161.2

Property and Equipment, net	33.8	764.1	202.7	—	1,000.6
Goodwill	173.1	3,765.4	791.0	—	4,729.5
Investment in and Advances to Subsidiaries	6,578.2	389.9	139.2	(7,107.3)	—
Other Intangible Assets	42.0	1,300.0	253.1	—	1,595.1
Other Assets	64.2	602.7	325.0	(2.0)	989.9
	$6,942.5	$7,613.1	$3,030.0	$(7,109.3)	$10,476.3
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.7	$11.3	$25.5	$—	$37.5
Accounts payable	148.6	376.0	348.7	—	873.3
Accrued expenses and other liabilities	146.1	788.8	296.7	0.1	1,231.7
Total current liabilities	295.4	1,176.1	670.9	0.1	2,142.5
Long-term Borrowings	4,586.0	38.3	751.5	—	5,375.8
Deferred Income Taxes and Other Noncurrent Liabilities	355.0	644.2	208.5	—	1,207.7
Intercompany Payable	—	5,301.8	1,072.4	(6,374.2)	—
Common Stock Subject to Repurchase and other	167.5	—	10.4	—	177.9
Total Equity	1,538.6	452.7	316.3	(735.2)	1,572.4
	$6,942.5	$7,613.1	$3,030.0	$(7,109.3)	$10,476.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 28, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$257.1	$2,169.9	$1,108.9	$—	$3,535.9
Costs and Expenses:
Cost of services provided	239.2	1,907.4	1,024.9	—	3,171.5
Depreciation and amortization	5.0	97.0	31.4	—	133.4
Selling and general corporate expenses	18.1	31.4	5.0	—	54.5
Interest and other financing costs	87.8	(0.1)	11.8	—	99.5
Expense allocations	(86.1)	81.5	4.6	—	—
	264.0	2,117.2	1,077.7	—	3,458.9
Income (Loss) from Continuing Operations before Income Taxes	(6.9)	52.7	31.2	—	77.0
Provision (Benefit) for Income Taxes	(4.1)	17.7	10.8	—	24.4
Equity in Net Income of Subsidiaries	55.4	—	—	(55.4)	—
Net income	52.6	35.0	20.4	(55.4)	52.6
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	0.4
Net income attributable to ARAMARK shareholder	$52.6	$35.0	$20.0	$(55.4)	$52.2
Other comprehensive income (loss), net of tax	13.6	—	(6.2)	(2.7)	4.7
Comprehensive income attributable to ARAMARK shareholder	$66.2	$35.0	$13.8	$(58.1)	$56.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 30, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$256.7	$2,079.9	$1,086.0	$—	$3,422.6
Costs and Expenses:
Cost of services provided	244.1	1,831.0	1,000.7	—	3,075.8
Depreciation and amortization	4.9	94.2	32.8	—	131.9
Selling and general corporate expenses	14.0	27.7	6.4	—	48.1
Interest and other financing costs	100.1	—	8.7	—	108.8
Expense allocations	(95.7)	89.8	5.9	—	—
	267.4	2,042.7	1,054.5	—	3,364.6
Income (Loss) from Continuing Operations before Income Taxes	(10.7)	37.2	31.5	—	58.0
Provision (benefit) for Income Taxes	(3.5)	16.0	6.4	—	18.9
Equity in Net Income of Subsidiaries	46.6	—	—	(46.6)	—
Income from Continuing Operations	39.4	21.2	25.1	(46.6)	39.1
Income from Discontinued Operations, net of tax	—	0.3	—	—	0.3
Net income	39.4	21.5	25.1	(46.6)	39.4
Less: Net income attributable to noncontrolling interest	—	—	0.7	—	0.7
Net income attributable to ARAMARK shareholder	$39.4	$21.5	$24.4	$(46.6)	$38.7
Other comprehensive income (loss), net of tax	17.3	—	(8.8)	1.9	10.4
Comprehensive income attributable to ARAMARK shareholder	$56.7	$21.5	$15.6	$(44.7)	$49.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 28, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$70.2	$(178.1)	$(62.8)	$(1.4)	$(172.1)
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(2.0)	(59.7)	(13.7)	—	(75.4)
Disposals of property and equipment	—	1.6	2.6	—	4.2
Proceeds from divestiture	—	0.1	—	—	0.1
Acquisitions of businesses, net of cash acquired	—	(4.0)	(7.6)	—	(11.6)
Other investing activities	0.1	3.5	0.4	—	4.0
Net cash used in investing activities	(1.9)	(58.5)	(18.3)	—	(78.7)
Cash flows from financing activities:
Proceeds from long-term borrowings	893.4	—	70.3	—	963.7
Payments of long-term borrowings	(475.6)	(3.1)	(180.2)	—	(658.9)
Net change in funding under the Receivables Facility	—	—	36.2	—	36.2
Advance to Parent Company	(26.9)	—	—	—	(26.9)
Proceeds from issuance of Parent Company common stock	3.2	—	—	—	3.2
Repurchase of Parent Company common stock	(15.6)	—	—	—	(15.6)
Distribution in connection with spin-off of Seamless Holdings	(47.3)	—	—	—	(47.3)
Other financing activities	(10.5)	(0.7)	(0.2)	—	(11.4)
Change in intercompany, net	(387.5)	238.3	147.8	1.4	—
Net cash provided by (used in) financing activities	(66.8)	234.5	73.9	1.4	243.0
Increase (decrease) in cash and cash equivalents	1.5	(2.1)	(7.2)	—	(7.8)
Cash and cash equivalents, beginning of period	27.4	41.6	67.7	—	136.7
Cash and cash equivalents, end of period	$28.9	$39.5	$60.5	$—	$128.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 30, 2011
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$33.5	$(177.1)	$37.9	$(1.4)	$(107.1)
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(2.9)	(51.3)	(22.3)	—	(76.5)
Disposals of property and equipment	0.4	0.7	1.0	—	2.1
Proceeds from divestitures	—	0.1	4.2	—	4.3
Acquisitions of businesses, net of cash acquired	—	(145.6)	(12.2)	—	(157.8)
Other investing activities	0.4	(0.7)	0.6	—	0.3
Net cash used in investing activities	(2.1)	(196.8)	(28.7)	—	(227.6)
Cash flows from financing activities:
Proceeds from long-term borrowings	200.0	—	57.1	—	257.1
Payments of long-term borrowings	(0.2)	(2.4)	(7.4)	—	(10.0)
Net change in funding under the Receivables Facility	—	—	24.1	—	24.1
Advance to Parent Company	(27.7)	—	—	—	(27.7)
Proceeds from issuance of Parent Company common stock	4.5	—	—	—	4.5
Repurchase of Parent Company common stock	(4.0)	—	—	—	(4.0)
Other financing activities	1.2	(1.6)	(0.3)	—	(0.7)
Change in intercompany, net	(319.6)	394.1	(75.9)	1.4	—
Net cash provided by (used in) financing activities	(145.8)	390.1	(2.4)	1.4	243.3
Increase (decrease) in cash and cash equivalents	(114.4)	16.2	6.8	—	(91.4)
Cash and cash equivalents, beginning of period	137.4	32.2	43.7	—	213.3
Cash and cash equivalents, end of period	$23.0	$48.4	$50.5	$—	$121.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended December 28, 2012 and December 30, 2011 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
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
Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the heading "Special Note About Forward-Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q. In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our fiscal 2012 Annual Report on Form 10-K filed with the SEC. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment.
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
Asset Impairment Determinations
Goodwill and the ARAMARK trade name are indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the Food and Support Services—International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity.
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

Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and gasoline and diesel fuel agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of gasoline and diesel fuel. The fair value of our common stock subject to repurchase is derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.
*****
Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.
RESULTS OF OPERATIONS
The following tables present our sales and operating income from continuing operations, and related percentages, attributable to each operating segment, for the three months ended December 28, 2012 and December 30, 2011 (dollars in millions).

	Three Months Ended
	December 28, 2012		December 30, 2011
Sales by Segment	$	%	$	%
Food and Support Services – North America	$2,457.6	70%	$2,397.3	70%
Food and Support Services – International	724.9	20%	684.8	20%
Uniform and Career Apparel	353.4	10%	340.5	10%
	$3,535.9	100%	$3,422.6	100%

	Three Months Ended
	December 28, 2012		December 30, 2011
Operating Income by Segment	$	%	$	%
Food and Support Services – North America	$141.6	80%	$126.2	76%
Food and Support Services – International	19.2	11%	20.6	12%
Uniform and Career Apparel	31.1	18%	33.0	20%
	191.9	109%	179.8	108%
Corporate	(15.5)	-9%	(12.9)	-8%
	$176.4	100%	$166.9	100%
Consolidated Overview
Sales of $3.5 billion for the first quarter of fiscal 2013 represented an increase of 3% over the prior year period. This increase is primarily attributable to growth in the Education and Healthcare sectors of the Food and Support Services—North America segment and growth in Ireland, China, Germany, Chile and Argentina in our Food and Support Services—International segment. This increase was partially offset by a sales decline as a result of the National Hockey League ("NHL") lockout and the impact of Hurricane Sandy in the Food and Support Services—North America segment, the sales decline in the U.K. in our Food and Support Services—International segment and the impact of acquisitions and divestitures (approximately -1%).

Operating income was $176.4 million for the three month period of fiscal 2013 compared to $166.9 million in the prior year period. This increase is primarily attributable to profit growth in our Education sector, in Ireland, China and Argentina and the cost savings from the completion of the integration of the Filterfresh acquisition. Profit growth was negatively affected by the NHL lockout and Hurricane Sandy, the profit decline in Germany and severance related charges of $6.0 million in the Uniform and Career Apparel and Food and Support Services—International segments. The three month period of fiscal 2012 includes a favorable risk insurance adjustment of $7.4 million related to favorable claims experience, of which $5.7 million relates to our uniform rental business, transition and integration costs of $3.5 million related to the Filterfresh acquisition and severance related charges of $5.3 million within the Uniform and Career Apparel and Food and Support Services—International segments.

Interest and Other Financing Costs, net, for the three month period of fiscal 2013 decreased approximately $9.4 million from the prior year period primarily due to the favorable impact of interest rate swaps maturing during fiscal 2012. Interest and Other Financing Costs, net, for the three month period of fiscal 2013 includes approximately $11.6 million of third-party costs incurred related to Amendment Agreement No. 3 to the senior secured credit agreement and approximately $3.2 million of hedge ineffectiveness related to the repayment of the Canadian subsidiary's term loan with a maturity date of January 26, 2014.
The effective income tax rate for the three months of fiscal 2013 was 31.7% compared to 32.6% in the prior year period.
Net income for the three month period of fiscal 2013 was $52.6 million compared to $39.4 million in the prior year period. Net income attributable to noncontrolling interests for the three month period of fiscal 2013 was $0.4 million compared to $0.7 million in the prior year period.
Segment Results
The following tables present a fiscal 2013/2012 comparison of segment sales and operating income from continuing operations together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended
Sales by Segment	December 28, 2012	December 30, 2011	Change
			$	%
Food and Support Services – North America	$2,457.6	$2,397.3	$60.3	3%
Food and Support Services – International	724.9	684.8	40.1	6%
Uniform and Career Apparel	353.4	340.5	12.9	4%
	$3,535.9	$3,422.6	$113.3	3%
	Three Months Ended
Operating Income by Segment	December 28, 2012	December 30, 2011	Change
			$	%
Food and Support Services – North America	$141.6	$126.2	$15.4	12%
Food and Support Services – International	19.2	20.6	(1.4)	-7%
Uniform and Career Apparel	31.1	33.0	(1.9)	-6%
Corporate	(15.5)	(12.9)	(2.6)	**
	$176.4	$166.9	$9.5	6%
____________________
** - Not meaningful

Food and Support Services—North America Segment
Food and Support Services—North America segment sales for the three month period of fiscal 2013 increased 3% over the prior year period primarily due to growth in the Education and Healthcare sectors and the positive impact of foreign currency translation (approximately 1%) which more than offset the negative impact of the NHL lockout and Hurricane Sandy. The Business & Industry sector had low-single digit sales decline for the first quarter of fiscal 2013 primarily due to the spin-off of Seamless North America, LLC ("Seamless") in October 2012 and the impact of Hurricane Sandy on our business dining operations. The Education sector had high-single digit sales growth for the first quarter of fiscal 2013 due to base and net new business growth in our Higher Education and K-12 food services businesses. The Healthcare sector had low-single digit sales growth for the first quarter due to base business growth. The Sports & Entertainment sector had low-single digit sales decline for the first quarter of fiscal 2013 as the NHL lockout more than offset growth in our National Football League stadiums.

Operating income for the first quarter of fiscal 2013 was $141.6 million compared to $126.2 million in the prior year period primarily due to profit growth in our Education sector, cost savings from the completion of the integration of the Filterfresh acquisition and the positive impact of foreign currency translation (approximately 1%). Operating income in the first quarter of fiscal 2013 was negatively affected by the NHL lockout and Hurricane Sandy. Operating income for the first quarter of fiscal 2012 includes transition and integration costs of $3.5 million related to the Filterfresh acquisition.
Food and Support Services—International Segment
Sales in the Food and Support Services—International segment for the first quarter of fiscal 2013 increased 6% compared to the prior year period due to growth in Ireland, China, Germany, Chile and Argentina offset by the sales declines in the U.K. and Spain.

Operating income for the first quarter of fiscal 2013 was $19.2 million compared to $20.6 million in the prior year period as profit growth in Ireland, China and Argentina was more than offset by the negative impact of foreign currency translation (approximately -4%), severance related charges in the U.K. of approximately $2.4 million and the profit decline in Germany. Operating income in the first quarter of fiscal 2012 includes severance related expenses of $1.3 million.
Uniform and Career Apparel Segment
Uniform and Career Apparel segment sales increased 4% for the three month period of fiscal 2013 compared to the prior year period primarily due to growth in our rental business.
Operating income for the first quarter of fiscal 2013 was $31.1 million compared to $33.0 million in the prior year period. Operating income in the first quarter of fiscal 2013 includes severance related charges of $3.6 million compared to $4.0 million in the prior year period. Operating income in the first quarter of fiscal 2013 includes a favorable risk insurance adjustment of $1.7 million compared to $5.7 million in the prior year period.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $15.5 million for the first quarter of fiscal 2013 compared to $12.9 million for the prior year period. The increase is primarily due to compensation expense for and an accounting charge related to the retirement obligation to our current Chairman and former Chief Executive Officer, offset by a decrease in Performance-Based Option expense.
*****
Our operating results continue to be affected by the economic uncertainty being experienced in the countries in which we operate. We anticipate that economic conditions, specifically in Europe, and unemployment levels will continue to remain challenging. We are executing both sales enhancement and cost control initiatives and are working to streamline and improve the efficiency and effectiveness of our headquarters and general and administrative functions through increased standards, process improvements and consolidation. As a result, we expect to record certain cost reduction and other charges in the second quarter of fiscal 2013.
LIQUIDITY AND CAPITAL RESOURCES
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash used in operating activities was $172.1 million in the three month period of fiscal 2013 compared to cash used in operating activities of $107.1 million in the comparable period of fiscal 2012. The principal components (in millions) of the net change of $65.0 million were:

•	Increase in the total of net income and noncash charges	$6.6
•	Increased working capital requirements	(83.2)
•	Other, net	11.6
		$(65.0)
The increase in the total of net income and noncash charges results mainly from the overall growth of the business and higher operating results of the Company as discussed above. As expected and consistent with historical patterns, working capital was a use of cash for us during the first quarter of fiscal 2013. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $70.1 million), primarily due to the growth of the business and timing of collections, Accounts Payable (approximately $13.8 million), due to timing of disbursements and Accrued Expenses (approximately $11.2 million) related to the timing of customer advance payments as compared to the period year period. The “Other, net” caption reflects adjustments to net income in the current year and prior year periods related to nonoperating gains and losses.
On October 29, 2012, the Company completed the spin-off of its majority interest in Seamless to the shareholders of ARAMARK Holdings Corporation (the "Parent Company" or "ARAMARK Holdings"). In the spin-off, the Company distributed all of the issued and outstanding shares of the common stock of Seamless Holdings Corporation (“Seamless Holdings”), an entity formed for the purpose of completing the spin-off and whose assets primarily consist of the Company's former interest in Seamless, to its parent company and sole stockholder, ARAMARK Intermediate Holdco Corporation (“ARAMARK Intermediate”). Thereafter, ARAMARK Intermediate distributed such shares to ARAMARK Holdings, its parent company and sole stockholder, who then distributed all of the shares of Seamless Holdings on a pro rata basis to the holders of ARAMARK Holdings common stock as of October 26, 2012, the record date, through a tax-free stock dividend. Each ARAMARK Holdings shareholder received one share of Seamless Holdings common stock for each share of ARAMARK Holdings common stock held as of the record date. The Company distributed cash of approximately $47.4 million to Seamless prior to the spin-off.
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
On December 20, 2012, the Company amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans with a maturity date of July 26, 2016.  The proceeds of the new term loans were used primarily to repay approximately $650 million of existing term loans with a maturity date of January 26, 2014 and to fund certain discounts, fees and costs associated with the amendment.  The existing term loans that were repaid in connection with Amendment Agreement No. 3 included U.S. dollar denominated term loans as well as non-U.S. dollar term loans and consisted of the remaining balance of the un-extended term loans. The maturity date of the new term loans accelerate to October 31, 2014 if any of the senior fixed rate notes due 2015 or the senior floating rate notes due 2015 remains outstanding on October 31, 2014. The Company’s senior fixed rate notes due 2015 and senior floating rate notes due 2015 mature on February 1, 2015. The applicable margin with respect to the new term loans, all of which are Eurocurrency designated U.S. dollar denominated term loans borrowed by the Company, is 3.25%.  The new term loans were borrowed by the Company with an original issue discount of 0.25%. During the first quarter of fiscal 2013, approximately $11.6 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income. Approximately $4.6 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners. Amendment Agreement No. 3 also amended the senior secured credit agreement to allow the Company to distribute to the Parent Company the proceeds of any new unsecured indebtedness that is borrowed by the Company to redeem, repurchase or otherwise refinance the Parent Company Notes.
During the three months ended December 28, 2012, the Company advanced approximately $26.9 million to the Parent Company, which was used to pay the interest on the Parent Company Notes. During the three months ended December 30, 2011, the Company advanced approximately $27.7 million to the Parent Company, which was used to pay the interest on the Parent Company Notes.
Management believes that the Company’s cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $337.0 million and $383.9 million at January 25, 2013 and December 28, 2012, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings and other cash needs. On January 26, 2013, the aggregate revolver capacity under our senior secured revolving credit facility was reduced from $665 million to $500 million. We believe we enjoy a strong liquidity position overall and we will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company also monitors its cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.

As of December 28, 2012, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $2,933.8 million; a yen denominated term loan to the Company in the amount of ¥5,110.2 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $75.5 million; a Euro denominated term loan to an Irish subsidiary in an amount of €30.4 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £82.3 million; and a Euro denominated term loan to German subsidiaries in the amount of €46.1 million. As of December 28, 2012, there was approximately $390.5 million outstanding in foreign currency borrowings.
Covenant Compliance
The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the senior fixed rate notes due 2015 and the senior floating rate notes due 2015 contains similar provisions. As of December 28, 2012, we were in compliance with these covenants.
Under the senior secured credit agreement and the indenture governing the senior fixed rate notes due 2015 and the senior floating rate notes due 2015, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.
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

(dollars in millions)	Three Months Ended December 28, 2012	Three Months Ended September 28, 2012	Three Months Ended June 29, 2012	Three Months Ended March 30, 2012	Twelve Months Ended December 28, 2012
Net income attributable to ARAMARK shareholder	$52.2	$67.1	$22.6	$9.9	$151.8
Interest and other financing costs, net	99.5	86.6	87.8	118.5	392.4
Provision for income taxes	24.4	11.4	4.3	4.2	44.3
Depreciation and amortization	133.4	133.2	132.4	131.7	530.7
EBITDA	309.5	298.3	247.1	264.3	1,119.2
Share-based compensation expense(1)	4.0	3.1	1.0	5.7	13.8
Unusual or non-recurring (gains)/losses(2)	2.7	(6.7)	—	—	(4.0)
Pro forma EBITDA for equity method investees(3)	6.4	5.2	6.5	6.3	24.4
Seamless North America, LLC EBITDA(4)	(1.6)	(5.7)	(3.6)	(5.3)	(16.2)
Other(5)	7.2	1.3	0.4	1.1	10.0
Adjusted EBITDA	$328.2	$295.5	$251.4	$272.1	$1,147.2

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, Installment Stock Purchase Opportunities and deferred stock unit awards (see Note 8 to the condensed consolidated financial statements).

(2)
The first quarter of fiscal 2013 includes business interruption losses from the impact of Hurricane Sandy. During the fourth quarter of fiscal 2012, the Company recognized other income related to our investment (possessory interest) at one of our National Park Service sites which was terminated in the prior year.

(3)
Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.

(4)
During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC. The terms of the sale agreement stipulated that Seamless North America, LLC cease to qualify as a Restricted Subsidiary under the senior secured credit agreement, and as a result, its EBITDA for all periods presented must be excluded from the Company’s consolidated Adjusted EBITDA. Effective October 29, 2012, Seamless North America, LLC earnings are no longer included in the Company's net income attributable to ARAMARK shareholder as a result of the spin-off (see Note 2 to the condensed consolidated financial statements).

(5)
Other includes certain other miscellaneous items (The three months ended December 28, 2012 includes $6.0 million of severance and other related costs incurred by the Food and Support Services—International and Uniform and Career Apparel segments. The three months ended September 28, 2012 includes a gain of approximately $1.6 million resulting from the change in fair value on gasoline and diesel contracts. The three months ended June 29, 2012 includes a gain of approximately $3.5 million for proceeds received related to the Masterplan indemnity claims and a loss of approximately $2.2 million resulting from the change in fair value on gasoline and diesel contracts.).

Our covenant requirements and actual ratios for the twelve months ended December 28, 2012 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	4.50x	3.35x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	3.12x

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
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of December 28, 2012 was $156.7 million, which is based on approximately 10.5 million shares of common stock of the Parent Company valued at $14.99 per share. The Stockholders Agreement, the senior secured credit agreement, the indenture governing the senior fixed rate notes due 2015, the indenture governing the senior floating rate notes due 2015 and the indenture governing the notes issued by the Parent Company contain limitations on the amount that can be expended for such share repurchases.
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $300 million, which expires in January 2015. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. As of December 28, 2012, approximately $300.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 28, 2012 has not materially changed from September 28, 2012 (See Item 7A of our Annual Report on Form 10-K for the year ended September 28, 2012). See Note 6 of the Condensed Consolidated Financial Statements for a discussion of the Company’s derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of December 28, 2012.

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
101
The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended December 28, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 28, 2012 and September 28, 2012; (ii) Condensed Consolidated Statements of Income for the three months ended December 28, 2012 and December 30, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 28, 2012 and December 30, 2011; (iv) Condensed Consolidated Statements of Equity for the three months ended December 28, 2012 and December 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 5, 2013	/s/ JOSEPH MUNNELLY
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
101
The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended December 28, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 28, 2012 and September 28, 2012; (ii) Condensed Consolidated Statements of Income for the three months ended December 28, 2012 and December 30, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 28, 2012 and December 30, 2011; (iv) Condensed Consolidated Statements of Equity for the three months ended December 28, 2012 and December 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements.