Form 10-Q
period 2013-03-29
ARAMARK CORP
filed 2013-05-08
CIK 7032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2013
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
Common stock outstanding as of April 26, 2013: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	March 29, 2013	September 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$119,656	$136,689
Receivables	1,350,225	1,315,997
Inventories, at lower of cost or market	521,226	508,416
Prepayments and other current assets	239,936	197,272
Total current assets	2,231,043	2,158,374
Property and Equipment, net	957,393	1,003,377
Goodwill	4,600,797	4,729,474
Other Intangible Assets	1,499,074	1,595,149
Other Assets	954,479	989,948
	$10,242,786	$10,476,322
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$51,112	$37,462
Accounts payable	751,811	873,345
Accrued expenses and other current liabilities	1,175,522	1,231,705
Total current liabilities	1,978,445	2,142,512
Long-Term Borrowings	6,173,304	5,375,819
Deferred Income Taxes and Other Noncurrent Liabilities	1,120,268	1,207,585
Common Stock Subject to Repurchase and Other	160,983	177,926
Equity:
ARAMARK Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,445,574	1,451,241
(Accumulated deficit) / Earnings retained for use in the business	(545,900)	161,137
Accumulated other comprehensive loss	(89,888)	(73,745)
Total ARAMARK shareholder’s equity	809,786	1,538,633
Noncontrolling interest	—	33,847
Total equity	809,786	1,572,480
	$10,242,786	$10,476,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$3,403,737	$3,345,560
Costs and Expenses:
Cost of services provided	3,132,225	3,028,661
Depreciation and amortization	135,305	131,714
Selling and general corporate expenses	56,312	51,471
	3,323,842	3,211,846
Operating income	79,895	133,714
Interest and Other Financing Costs, net	109,993	118,533
Income (Loss) Before Income Taxes	(30,098)	15,181
Provision (Benefit) for Income Taxes	(13,225)	4,229
Net income (loss)	(16,873)	10,952
Less: Net income attributable to noncontrolling interests	200	1,064
Net income (loss) attributable to ARAMARK shareholder	$(17,073)	$9,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Six Months Ended	Six Months Ended
	March 29, 2013	March 30, 2012
Sales	$6,939,652	$6,768,172
Costs and Expenses:
Cost of services provided	6,303,767	6,104,367
Depreciation and amortization	268,704	263,580
Selling and general corporate expenses	110,876	99,635
	6,683,347	6,467,582
Operating income	256,305	300,590
Interest and Other Financing Costs, net	209,447	227,347
Income from Continuing Operations Before Income Taxes	46,858	73,243
Provision for Income Taxes	11,161	23,172
Income from Continuing Operations	35,697	50,071
Income from Discontinued Operations, net of tax	—	297
Net income	35,697	50,368
Less: Net income attributable to noncontrolling interests	578	1,804
Net income attributable to ARAMARK shareholder	$35,119	$48,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	March 29, 2013	March 30, 2012
Net income (loss)	$(16,873)	$10,952
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(543)	409
Foreign currency translation adjustments	(22,726)	3,741
Fair value of cash flow hedges	2,466	15,327
Other comprehensive income (loss), net of tax	(20,803)	19,477
Comprehensive income (loss)	(37,676)	30,429
Less: Net income attributable to noncontrolling interests	200	1,064
Comprehensive income (loss) attributable to ARAMARK shareholder	$(37,876)	$29,365

	Six Months Ended	Six Months Ended
	March 29, 2013	March 30, 2012
Net income	$35,697	$50,368
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(1,130)	772
Foreign currency translation adjustments	(23,956)	(5,232)
Fair value of cash flow hedges	8,943	34,219
Other comprehensive income (loss), net of tax	(16,143)	29,759
Comprehensive income	19,554	80,127
Less: Net income attributable to noncontrolling interests	578	1,804
Comprehensive income attributable to ARAMARK shareholder	$18,976	$78,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended	Six Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income	$35,697	$50,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,704	263,580
Income taxes deferred	(28,957)	(30,621)
Share-based compensation expense	8,821	11,565
Changes in noncash working capital	(228,933)	(263,817)
Other operating activities	44,157	26,267
Net cash provided by operating activities	99,489	57,342
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(167,207)	(149,731)
Disposals of property and equipment	6,469	4,611
Proceeds from divestitures	919	4,427
Acquisition of certain businesses, net of cash acquired	(22,477)	(150,352)
Other investing activities	22,974	593
Net cash used in investing activities	(159,322)	(290,452)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,230,710	187,302
Payments of long-term borrowings	(2,443,631)	(17,771)
Net change in funding under the Receivables Facility	36,200	(1,975)
Dividends/advances paid to Parent Company	(657,853)	(27,744)
Distribution in connection with spin-off of Seamless Holdings	(47,352)	—
Proceeds from issuance of Parent Company common stock	4,372	5,152
Repurchase of Parent Company common stock	(33,155)	(12,462)
Other financing activities	(46,491)	(11,742)
Net cash provided by financing activities	42,800	120,760
Decrease in cash and cash equivalents	(17,033)	(112,350)
Cash and cash equivalents, beginning of period	136,689	213,323
Cash and cash equivalents, end of period	$119,656	$100,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED MARCH 29, 2013
(Unaudited)
(In Thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	(Accumulated Deficit) / Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, September 28, 2012	$1,572,480	$1,538,633	$—	$1,451,241	$161,137	$(73,745)	$33,847
Net income	35,335	35,119			35,119		216
Other comprehensive income (loss)	(16,143)	(16,143)				(16,143)
Capital contributions from issuance of Parent Company common stock	14,164	14,164		14,164
Compensation expense related to stock incentive plans	8,821	8,821		8,821
Tax benefits related to stock incentive plans	881	881		881
Decrease in Parent Company common stock subject to repurchase obligation, net	16,874	16,874		16,874
Purchases of Parent Company common stock	(46,407)	(46,407)		(46,407)
Dividends to Parent Company, net	(638,046)	(638,046)			(638,046)
Distribution of Seamless Holdings	(138,173)	(104,110)			(104,110)		(34,063)
Balance, March 29, 2013	$809,786	$809,786	$—	$1,445,574	$(545,900)	$(89,888)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED MARCH 30, 2012
(Unaudited)
(In Thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, September 30, 2011	$1,476,963	$1,445,184	$—	$1,476,061	$46,468	$(77,345)	$31,779
Net income	49,805	48,564			48,564		1,241
Other comprehensive income	29,759	29,759				29,759
Capital contributions from issuance of Parent Company common stock	13,737	13,737		13,737
Compensation expense related to stock incentive plans	11,565	11,565		11,565
Tax benefits related to stock incentive plans	2,206	2,206		2,206
Increase in Parent Company common stock subject to repurchase obligation, net	(11,267)	(11,267)		(11,267)
Purchases of Parent Company common stock	(27,696)	(27,696)		(27,696)
Advance to Parent Company, net	(12,835)	(12,835)			(12,835)
Distributions to noncontrolling interest	(46)	—					(46)
Balance, March 30, 2012	$1,532,191	$1,499,217	$—	$1,464,606	$82,197	$(47,586)	$32,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:
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
The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation ("ARAMARK Intermediate"), which is wholly-owned by ARAMARK Holdings Corporation ("ARAMARK Holdings" or the “Parent Company”). ARAMARK Holdings, ARAMARK Intermediate and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction. The Company’s operating results are included in the consolidated federal tax returns filed by the Parent Company. Any realized tax effects or credits attributable to the Company’s operations accrue to the Company based upon the Parent Company’s procedures for allocating the costs and benefits to its subsidiaries. The income tax provisions in the accompanying Condensed Consolidated Statements of Operations approximate the provisions that would be required if the Company were a separate taxpayer. All income tax payments are made by the Company on behalf of the Parent Company (see Note 16).
On March 30, 2007, ARAMARK Corporation was merged with and into ARAMARK Services, Inc. with ARAMARK Services, Inc. being the surviving corporation. In connection with the consummation of the merger, ARAMARK Services, Inc. changed its name to ARAMARK Corporation.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. For those material consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside stockholders’ interests are shown as noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements exclude the accounts of ARAMARK Holdings and ARAMARK Intermediate, but do reflect the Sponsors’ investment cost basis allocated to the assets and liabilities acquired on January 26, 2007 and the Parent Company’s common stock subject to repurchase. See Note 16 for further discussion of ARAMARK Holdings.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012. The condensed consolidated balance sheet as of September 28, 2012 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions. Certain amounts in the prior period’s financial statements have been reclassified to conform with the current year classifications. The reclassifications had no effect on net income.

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
As a result of this continuing involvement, the Company does not present Seamless Holdings and its subsidiaries as a discontinued operation. The Company's proforma results of operations for fiscal 2013 and fiscal 2012 would not have been materially different than reported assuming the spin-off and related transactions had occurred at the beginning of the prior year period.
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
As part of the acquisition of Filterfresh, the Company acquired a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interests outside of shareholder’s equity in the Condensed Consolidated Balance Sheets in “Common Stock Subject to Repurchase and Other.” As of March 29, 2013 and September 28, 2012, the redeemable noncontrolling interest related to the subsidiary was approximately $10.4 million and $10.4 million, respectively. For the three and six months ended March 29, 2013, net income attributable to redeemable noncontrolling interest was $0.2 million and $0.4 million, respectively. Distributions to redeemable noncontrolling interest was $0.4 million for the six months ended March 29, 2013. For the three and six months ended March 30, 2012, net income attributable to redeemable noncontrolling interest was $0.3 million and $0.6 million, respectively. Distributions to redeemable noncontrolling interest was $0.4 million for the six months ended March 30, 2012.
For the three and six months ended March 30, 2012, $28.9 million and $60.1 million of sales, respectively, and $0.3 million of net income and ($1.7) million of net loss, respectively, which included transition and integration costs, were recorded in the Condensed Consolidated Statements of Operations related to the acquisition.

(3)	SUPPLEMENTAL FINANCIAL INFORMATION:
The Company made interest payments of approximately $190.2 million and $207.7 million and income tax payments of approximately $52.4 million and $55.0 million during the six months ended March 29, 2013 and March 30, 2012, respectively.
As of March 29, 2013 and September 28, 2012, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($51.4) million and ($50.3) million, respectively, foreign currency translation adjustment (net of tax) of approximately ($3.5) million and $20.4 million, respectively, fair value of cash flow hedges (net of tax) of approximately ($24.2) million and ($33.1) million, respectively, and share of equity investees' accumulated other comprehensive loss (net of tax) of approximately ($10.8) million and ($10.8) million, respectively.
For the three and six months ended March 29, 2013 and March 30, 2012, the tax effects on comprehensive income (loss) were as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 29, 2013	March 30, 2012
Foreign currency translation adjustments	$2,707	$4,534
Fair value of cash flow hedges	(1,690)	(9,478)
Pension plan adjustments	294	(225)

	Six Months Ended	Six Months Ended
	March 29, 2013	March 30, 2012
Foreign currency translation adjustments	$7,021	$5,802
Fair value of cash flow hedges	(5,536)	(21,501)
Pension plan adjustments	611	(422)
(4) SEVERANCE AND ASSET WRITE-DOWNS:
During the second quarter of fiscal 2013, the Company initiated a series of actions and further developed its plans to streamline its operations and become more efficient. As a result, the Company recorded charges during the second quarter of fiscal 2013 of approximately $40.8 million for severance and related costs. In addition, during the second quarter the Company took charges of approximately $11.7 million for goodwill impairments (see Note 5) and other asset write-downs of approximately $11.4 million primarily related to the write-offs of certain client contractual investments.

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
During the second quarter of fiscal 2013, the Company recorded an impairment charge of approximately $11.7 million in the Food and Support Services—International segment to write-off all of the goodwill associated with its reporting units in Spain and Korea. The impairment charge is included in "Cost of services provided" in the Condensed Consolidated Statement of Operations. The impairment charge results from continued economic weakness in Spain and recent reductions in government support for the Healthcare and Education sectors, two of the primary sectors of the Spanish reporting unit. In Korea, the Company undertook a recent strategic analysis of the Korean reporting unit, which prompted the impairment analysis in the second quarter. The completion of the step two impairment analyses confirmed that goodwill for both reporting units was impaired. The Company estimated these nonrecurring fair value measurements using a discounted cash flow valuation methodology, a Level 3 measurement, which included making assumptions about the future profitability and cash flows of the business.
Changes in total goodwill during the six months ended March 29, 2013 follow (in thousands):

Segment	September 28, 2012	Acquisitions and Divestitures	Impairment	Translation and Other	March 29, 2013
Food and Support Services—North America	$3,701,137	$7,382	$—	$(113,460)	$3,595,059
Food and Support Services—International	454,552	—	(11,698)	(10,901)	431,953
Uniform and Career Apparel	573,785	—	—	—	573,785
	$4,729,474	$7,382	$(11,698)	$(124,361)	$4,600,797
The amounts for acquisitions during fiscal 2013 may be revised upon final determination of the purchase price allocations. The other adjustments to the Food and Support Services—North America segment primarily represents the goodwill impact of the Seamless Holdings spin-off (see Note 2).
Other intangible assets consist of (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 29, 2013			September 28, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,887,258	$(1,143,837)	$743,421	$1,897,933	$(1,064,492)	$833,441
Trade names	757,186	(1,533)	755,653	763,127	(1,419)	761,708
	$2,644,444	$(1,145,370)	$1,499,074	$2,661,060	$(1,065,911)	$1,595,149
Acquisition-related intangible assets consist of customer relationship assets, the ARAMARK trade name and other trade names. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 5 to 24 years, with a weighted average life of approximately 11 years. The ARAMARK trade name is an indefinite lived intangible assets and is not amortizable but is evaluated for impairment at least annually.
Amortization of intangible assets for the six months ended March 29, 2013 and March 30, 2012 was approximately $96.3 million and $100.0 million, respectively.

(6)	BORROWINGS:
Long-term borrowings at March 29, 2013 and September 28, 2012 are summarized in the following table (in thousands):

	March 29, 2013	September 28, 2012
Senior secured revolving credit facility	$146,312	$—
Senior secured term loan facility, due January 2014	—	650,913
Senior secured term loan facility, due July 2016	3,286,495	2,637,920
Senior secured term loan facility, due September 2019	1,393,063	—
8.50% senior notes, due February 2015	—	1,280,000
Senior floating rate notes, due February 2015	—	500,000
5.75% senior notes, due March 2020	1,000,000	—
Receivables Facility, due January 2015	300,000	263,800
Capital leases	50,338	49,584
Other	48,208	31,064
	6,224,416	5,413,281
Less—current portion	(51,112)	(37,462)
	$6,173,304	$5,375,819
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
In the second quarter of fiscal 2013, the Company completed a refinancing, repurchasing all of the outstanding notes of both ARAMARK Corporation as well as the Parent Company Notes issued at ARAMARK Holdings (see Note 16). The Company refinanced that debt with new term loans and new notes as described herein.
Senior Secured Credit Agreement
Senior Secured Term Loan Facilities
Amendment Agreement No. 4
On February 22, 2013, the Company entered into Amendment Agreement No. 4 (“Amendment Agreement No. 4”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, the “Credit Agreement”) which provided for, among other things, additional term loans and the extension of a portion of the revolving credit facility. On March 7, 2013, the Company borrowed $1,400 million of term loans pursuant to Amendment Agreement No. 4. The new term loans were borrowed by the Company with an original issue discount of 0.50%. The term loans under Amendment Agreement No. 4 mature on September 7, 2019. These term loans have a Eurocurrency rate margin, with respect to the U.S. dollar denominated,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Canadian dollar denominated and Euro denominated term loans, of 3.00% and base rate margin on U.S. dollar denominated base rate term loans of 2.00%. Eurrocurrency rate borrowings have a minimum LIBOR rate of 1.00% and base rate borrowings have a minimum rate of 2.00%.
Amendment Agreement No. 4 also increases the applicable margins for the Company's existing term loans and the fee rates on letter of credit deposits with respect to the synthetic letter of credit facility. From and after the effective date of Amendment Agreement No. 4, (A) the Eurocurrency rate margin and letter of credit fees with respect to the U.S. dollar denominated, Canadian dollar denominated and Euro denominated term loans and extended maturity letter of credit deposits increased 0.25% to 3.50%, (B) the margin on U.S. dollar denominated base rate term loans increased 0.25% to 2.50% and (C) the margins on yen denominated term loans and sterling denominated term loans increased 0.125% to 3.50%.
Amendment Agreement No. 4 also provides for an increase in the maximum Consolidated Secured Debt Ratio to reflect the additional secured indebtedness associated with the new term loan borrowings and provides certain additional flexibility with respect to the restricted payments covenant. As of March 29, 2013, we were in compliance with the Consolidated Secured Debt Ratio.
During the second quarter of fiscal 2013, approximately $14.0 million of third-party costs directly attributable to the term loans borrowed pursuant to Amendment Agreement No. 4 were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets, of which approximately $6.2 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
Amendment Agreement No. 3
On December 20, 2012, the Company amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans with a maturity date of July 26, 2016.  The proceeds of the new term loans were used primarily to repay approximately $650 million of existing term loans with a maturity date of January 26, 2014 and to fund certain discounts, fees and costs associated with the amendment.  The existing term loans repaid in connection with Amendment Agreement No. 3 included U.S. dollar denominated term loans as well as non-U.S. dollar term loans and consisted of the remaining balance of the term loans maturing in January 2014. The new term loans were borrowed by the Company with an original issue discount of 0.25%.
During the first quarter of fiscal 2013, approximately $11.6 million of third-party costs directly attributable to Amendment Agreement No. 3 were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $4.6 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
Amendment Agreement No. 2
On February 29, 2012, the Company entered into Amendment Agreement No. 2 (“Amendment Agreement No. 2”) to the Credit Agreement. Amendment Agreement No. 2 extended the maturity date of an aggregate U.S. dollar equivalent of approximately $1,231.6 million of the Company’s term loans and $66.7 million of letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016. Consenting lenders received a one-time amendment fee of approximately $3.2 million in the aggregate on their total loan commitments.
During the second quarter of fiscal 2012, approximately $7.5 million of third-party costs directly attributable to Amendment Agreement No. 2 were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $4.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
Senior Secured Revolving Credit Facility
Amendment Agreement No. 4
Amendment Agreement No. 4 provides for the extension, from January 26, 2015 to January 26, 2017, of the maturity of $500 million in revolving lender commitments of the existing $550 million revolving credit facility. The maturity date of the extended revolving credit facilities would accelerate to April 26, 2016 if term loans under the Credit Agreement that are due on July 26, 2016 remain outstanding on April 26, 2016. Third party costs directly attributable to the revolving credit facility of approximately $2.8 million were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets, of which approximately $0.6 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
Amendment Agreement No. 5
On March 22, 2013, the Company entered into Amendment Agreement No. 5 (“Amendment Agreement No. 5”) to the Credit Agreement. Amendment Agreement No. 5 increases the aggregate revolving loan commitments made available to the Company under the Credit Agreement by $55.0 million to $605.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.75% Senior Notes due 2020
On March 7, 2013, the Company issued $1,000 million of 5.75% Senior Notes due 2020 (the “Senior Notes”) pursuant to a new indenture, dated as of March 7, 2013 (the “Indenture”), entered into by the Company. The Senior Notes were issued at par. The Senior Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S, under the Securities Act. The Senior Notes are unsecured obligations of the Company. The Senior Notes rank equal in right of payment to all of the Company's existing and future senior debt and senior in right of payment to all of the Company's existing and future debt that is expressly subordinated in right of payment to the Senior Notes. The Senior Notes are guaranteed on a senior, unsecured basis by substantially all of the domestic subsidiaries of the Company. Interest on the Senior Notes is payable on March 15 and September 15 of each year, commencing on September 15, 2013. The Senior Notes and guarantees are structurally subordinated to all of the liabilities of any of the Company's subsidiaries that do not guarantee the Senior Notes. The Senior Notes mature on March 15, 2020.
Prior to March 15, 2015, the Company may redeem up to 40% of the Senior Notes with the proceeds from one or more qualified equity offerings at a price equal to 105.750% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the date of redemption. In addition, at any time prior to March 15, 2015, the Company may redeem all or a portion of the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes redeemed plus a “make whole” premium and accrued and unpaid interest and additional interest, if any, to the date of redemption. Thereafter, the Company has the option to redeem all or a portion of the Senior Notes at any time at the redemption prices set forth in the Indenture.
In the event of certain types of changes of control, the holders of the Senior Notes may require the Company to purchase for cash all or a portion of their Senior Notes at a purchase price equal to 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to the date of repurchase.
The Indenture contains covenants limiting the Company's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to the Company; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of the Company's assets; and designate the Company's subsidiaries as unrestricted subsidiaries. The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.
During the second quarter of fiscal 2013, approximately $13.8 million of third-party costs directly attributable to the Senior Notes were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets. Approximately $7.3 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
Registration Rights Agreement
On March 7, 2013, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) among the guarantors named therein and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers, with respect to the Senior Notes. In the Registration Rights Agreement, the Company agreed to, among other things, (1) file an exchange offer registration statement pursuant to which the Company will offer exchange notes with terms identical in all material respects to, and evidencing the same indebtedness as, the Senior Notes, in exchange for such notes (but which exchange notes will not contain terms with respect to transfer restrictions or provide for the additional interest described below); and (2) use commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act. The Company has agreed to use commercially reasonable efforts to cause the exchange offer to be consummated or, if required, to have one or more shelf registration statements declared effective, within 390 days after the issue date of the Senior Notes.
If the Company fails to satisfy this obligation (a “registration default”), the annual interest rate on the Senior Notes will increase by 0.25%. The annual interest rate on the Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year over the applicable interest rate in the Indenture. If the registration default is corrected, the applicable interest rate on the Senior Notes will revert to the original level.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Repurchase of 8.50% Senior Notes due 2015 and Senior Floating Rate Notes due 2015
Tender Offer
In February 2013, the Company and the Parent Company commenced a tender offer to purchase for cash any and all of the Parent Company Notes (see Note 16) and the Fixed Rate Notes and the Floating Rate Notes (collectively, the "Notes"). On March 7, 2013, the Company used a portion of the aggregate proceeds of the Senior Notes offering and the borrowings under the new term loans pursuant to Amendment Agreement No. 4 to purchase all Notes tendered by March 6, 2013, the early tender date. On March 7, 2013, the Company issued redemption notices for the portions of the Company's Fixed Rate Notes and Floating Rate Notes that remained outstanding, including accrued and unpaid interest, as of March 7, 2013, which provides for the redemption of such notes on April 6, 2013 at prices of 100% of the principal amount thereof.
On March 7, 2013, the Company deposited sufficient funds in trust with the trustee under the indenture governing the Fixed Rate Notes and Floating Rate Notes in full and complete satisfaction and discharge of the remaining aggregate principal amount of such notes, including accrued and unpaid interest (the “Satisfaction and Discharge”). As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining Fixed Rate Notes and Floating Rate Notes on or about the redemption notice date of March 7, 2013. The Company had a contingent obligation for payment of the Fixed Rate Notes and Floating Rate Notes were the trustee to default on its payment obligations. The Company believes the risk of such default was remote and therefore has not recorded a related liability. The remaining Fixed Rate Notes and Floating Rate Notes were redeemed by the trustee on April 6, 2013.
In connection with the tender offer and Satisfaction and Discharge, the Company recorded $20.5 million of charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations for the three and six months ended March 29, 2013, consisting of $3.5 million of third party costs for the tender offer premium and $17.0 million of non-cash charges for the write-off of deferred financing costs.

(7)	DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating natural gas, gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts, and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company previously entered into $1.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of March 29, 2013 and September 28, 2012, approximately ($21.8) million and ($28.1) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the six months ended March 29, 2013 and March 30, 2012 was immaterial.
The Company previously entered into a $169.6 million amortizing cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. In March 2012, the cross currency swap was amended to match the terms of the Canadian subsidiary's debt that was impacted by Amendment Agreement No. 2. A portion of the swap was amended and extended to match the terms related to its variable rate debt denominated in U.S. dollars that was extended under Amendment Agreement No. 2. The Company has designated the amended swap as cash flow hedges. During the six months ended March 29, 2013 and March 30, 2012, approximately $1.5 million and ($2.8) million of unrealized net of tax gains (losses) related to the swap were added to “Accumulated other

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

comprehensive loss,” respectively. Approximately ($4.1) million and $7.3 million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the six months ended March 29, 2013 and March 30, 2012, respectively. As of March 29, 2013 and September 28, 2012, unrealized net of tax losses of approximately ($2.4) million and ($5.0) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the six months ended March 29, 2013 was immaterial. As a result of amending the cross currency swap, the hedge ineffectiveness for the six months ended March 30, 2012 was approximately $3.0 million, which is recorded in "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Operations.
As a result of Amendment Agreement No. 3, the Company de-designated the cross currency swap that hedged the Canadian subsidiary's term loan with a maturity date of January 26, 2014. Prior to Amendment Agreement No. 3, these contracts met the required criteria to be designated as cash flow hedging instruments. As a result, approximately $3.2 million was reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets to “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations during the six months ended March 29, 2013.
The Company previously entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of March 29, 2013, the Company has no contracts outstanding. There was no hedge ineffectiveness for the six months ended March 30, 2012.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (Loss) (in thousands):

	Three Months Ended	Three Months Ended
	March 29, 2013	March 30, 2012
Interest rate swap agreements	$3,166	$13,225
Cross currency swap agreements	(700)	1,752
Natural gas hedge agreements	—	9
	$2,466	$14,986

	Six Months Ended	Six Months Ended
	March 29, 2013	March 30, 2012
Interest rate swap agreements	$6,298	$29,301
Cross currency swap agreements	2,645	4,478
Natural gas hedge agreements	—	(61)
	$8,943	$33,718
Derivatives not Designated in Hedging Relationships
The Company elected to de-designate the cross currency swaps that were hedged against the Canadian subsidiary's term loan with a maturity date of January 26, 2014 due to the repayment of the term loan as a result of Amendment Agreement No. 3. As a result, on a prospective basis, changes in the fair value of these swaps will be recorded in earnings. For the three and six months ended March 29, 2013, the Company recorded a pretax gain (loss) of approximately $1.5 million and $2.2 million for the change in the fair value of these swaps in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations, respectively. The changes in the fair value of these swaps are expected to offset future currency transaction gains and losses on a U.S. dollar denominated intercompany loan between the Company and its Canadian subsidiary.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of March 29, 2013, the Company has contracts for approximately 1.6 million gallons outstanding for fiscal 2013. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. As such, changes in the fair value of these contracts will be recorded in earnings. During the six months ended March 29, 2013, the Company recorded a pretax gain (loss) of ($0.2) million in the Condensed Consolidated Statements of Operations for the change in the fair value on these agreements. During the six months ended March 30, 2012, the Company recorded a pretax gain (loss) of $1.3 million in the Condensed Consolidated Statements of Operations for the change in the fair value on these agreements, respectively.
As of March 29, 2013, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €86.6 million, £42.7 million and CAD11.0 million to mitigate the risk of changes in foreign currency exchange rates on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the intercompany loans.
 The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 29, 2013	September 28, 2012
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	$306	$251
Gasoline and diesel fuel agreements	Prepayments	517	696
		$823	$947

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued Expenses	$9,940	$—
Interest rate swap agreements	Other Noncurrent Liabilities	26,134	46,484
Cross currency swap agreements	Other Noncurrent Liabilities	19,763	45,406
		55,837	91,890

Not designated as hedging instruments:
Cross currency swap agreements	Accrued Expenses	17,177	—
		$73,014	$91,890
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss from the derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Three Months Ended	Three Months Ended
	Account	March 29, 2013	March 30, 2012
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$5,668	$26,620
Cross currency swap agreements	Interest Expense	1,009	1,817
Natural gas hedge agreements	Cost of services provided	—	59
		$6,677	$28,496

Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$(1,513)	$—
Gasoline and diesel fuel agreements	Cost of services provided	(253)	(466)
Foreign currency forward exchange contracts	Interest Expense	(6,882)	2,522
		$(8,648)	$2,056

		Six Months Ended	Six Months Ended
	Account	March 29, 2013	March 30, 2012
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$11,210	$55,458
Cross currency swap agreements	Interest Expense	3,006	3,930
Natural gas hedge agreements	Cost of services provided	—	129
		$14,216	$59,517

Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$1,021	$—
Gasoline and diesel fuel agreements	Cost of services provided	(131)	(1,003)
Foreign currency forward exchange contracts	Interest Expense	(6,042)	1,740
		$(5,152)	$737
At March 29, 2013, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $14.3 million.

(8)	CAPITAL STOCK:
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of March 29, 2013 and September 28, 2012 was $150.6 million and $167.5 million, which is based on approximately 9.6 million and 11.0 million shares of common stock of the Parent Company valued at $15.75 and $15.17 per share, respectively. The fair value of the common stock subject to repurchase is calculated using discounted cash flow techniques and comparable public company trading multiples. Inputs used in the discounted cash flow analysis include the weighted average cost of capital, long-term revenue growth rates, long-term EBIT margins and residual growth rates. Inputs used in the comparable public company trading multiples include the last-twelve-months' EBITDA multiple, forward EBITDA multiples and control premium. During the six months ended March 29, 2013 and March 30, 2012, approximately $46.4 million and $27.7 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s condensed consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the Senior Notes contain limitations on the amount the Company can expend for such share repurchases.

(9)	SHARE-BASED COMPENSATION:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and six months ended March 29, 2013, share-based compensation expense was approximately $4.8 million, before taxes of $1.9 million, and approximately $8.8 million, before taxes of $3.5 million, respectively. During the three and six months ended March 30, 2012, share-based compensation expense was approximately $5.7 million, before taxes of $2.2 million, and approximately $11.6 million, before taxes of $4.5 million, respectively.
Stock Options
Time-Based Options
The compensation cost charged to expense during the three and six months ended March 29, 2013 for Time-Based Options was approximately $2.1 million and $4.0 million, respectively. The compensation cost charged to expense during the three and six months ended March 30, 2012 for Time-Based Options was approximately $2.0 million and $4.1 million, respectively.
Performance-Based Options
During the three and six months ended March 29, 2013, the Company recognized a charge to expense of approximately $2.1 million and $3.4 million for Performance-Based Options, respectively. During the three and six months ended March 30, 2012, $2.5 million and $5.6 million was charged to expense for Performance-Based Options, respectively.
Installment Stock Purchase Opportunities (“ISPOs”)
The Company recorded approximately $0.2 million and $0.6 million of compensation expense related to ISPOs during the three and six months ended March 29, 2013, respectively. The Company recorded approximately $0.1 million and $0.3 million of compensation expense related to ISPOs during the three and six months ended March 30, 2012, respectively.
Seamless Unit Options
The Company recognized compensation expense of approximately $0.2 million for Seamless unit options during the six months ended March 29, 2013. During the three and six months ended March 30, 2012, the Company recognized compensation expense of approximately $0.6 million and $1.1 million for Seamless unit options, respectively.
Deferred Stock Units
The Company granted 42,462 deferred stock units during the six months ended March 29, 2013. The compensation cost charged to expense during the three and six months ended March 29, 2013 for deferred stock units was approximately $0.4 million and $0.6 million, respectively. The Company granted 31,140 deferred stock units during the six months ended March 30, 2012. The compensation cost charged to expense during the three and six months ended March 30, 2012 for deferred stock units was approximately $0.5 million in both periods.
(10) ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the facility is $300 million, which expires in January 2015. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. At March 29, 2013 and September 28, 2012, the amount of outstanding borrowings under the Receivables Facility was $300.0 million and $263.8 million and is included in “Long-Term Borrowings”, respectively.

(11)	EQUITY INVESTMENTS:
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $193.5 million and $233.4 million at March 29, 2013 and September 28, 2012, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$414,571	$475,894
Gross profit	45,665	51,695
Net income	5,978	6,763

	Six Months Ended	Six Months Ended
	March 29, 2013	March 30, 2012
Sales	$895,472	$960,096
Gross profit	102,405	110,339
Net income	15,380	17,595
ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $1.3 million and $5.2 million for the three and six months ended March 29, 2013, respectively. ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $2.3 million and $6.7 million for the three and six months ended March 30, 2012, respectively.

(12)	BUSINESS SEGMENTS:
Sales and operating income (loss) by reportable segment follow (in thousands):

	Three Months Ended	Three Months Ended
Sales	March 29, 2013	March 30, 2012
Food and Support Services—North America	$2,354,315	$2,336,609
Food and Support Services—International	702,154	671,679
Uniform and Career Apparel	347,268	337,272
	$3,403,737	$3,345,560

	Three Months Ended	Three Months Ended
Operating Income (Loss)	March 29, 2013	March 30, 2012
Food and Support Services—North America	$84,238	$101,074
Food and Support Services—International	(10,027)	22,289
Uniform and Career Apparel	23,277	23,543
	97,488	146,906
Corporate	(17,593)	(13,192)
Operating Income	79,895	133,714
Interest and other financing costs, net	(109,993)	(118,533)
Income (Loss) Before Income Taxes	$(30,098)	$15,181

	Six Months Ended	Six Months Ended
Sales	March 29, 2013	March 30, 2012
Food and Support Services—North America	$4,811,899	$4,733,857
Food and Support Services—International	1,427,051	1,356,518
Uniform and Career Apparel	700,702	677,797
	$6,939,652	$6,768,172

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended	Six Months Ended
Operating Income	March 29, 2013	March 30, 2012
Food and Support Services—North America	$225,789	$227,319
Food and Support Services—International	9,183	42,843
Uniform and Career Apparel	54,373	56,585
	289,345	326,747
Corporate	(33,040)	(26,157)
Operating Income	256,305	300,590
Interest and other financing costs, net	(209,447)	(227,347)
Income from Continuing Operations Before Income Taxes	$46,858	$73,243
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
Food and Support Services—North America sales and operating income for the six months ended March 29, 2013 were negatively affected by Hurricane Sandy and the National Hockey League lockout. Food and Support Services—North America operating income for the three and six months ended March 29, 2013 includes $27.1 million of severance and related costs and $6.8 million of asset write-offs (see Note 4) and other income recognized of approximately $14.0 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service ("NPS") sites in the Sports & Entertainment sector, which was terminated in the current year. Food and Support Services—North America operating income for the six months ended March 30, 2012 includes transition and integration costs of $4.3 million related to the Filterfresh acquisition and a favorable risk insurance adjustment of $1.7 million related to favorable claims experience.
Food and Support Services—International operating income for the three and six months ended March 29, 2013 includes $12.8 million of severance and related costs and $16.3 million of goodwill impairment charges and other asset write-offs (see Note 4).
Uniform and Career Apparel operating income for the three months ended March 29, 2013 includes a net charge of approximately $4.7 million related to a multiemployer pension withdrawal and a preliminary settlement of wage and hour claims, net of a favorable risk insurance adjustment. Uniform and Career Apparel operating income for the six months ended March 29, 2013 includes severance related expenses of $3.7 million and a net charge of approximately $3.0 million related to a multiemployer pension withdrawal and a wage and hour settlement, net of a favorable risk insurance adjustment. Uniform and Career Apparel operating income for the six months ended March 30, 2012 includes a favorable risk insurance adjustment of $5.7 million related to favorable claims experience and severance related expenses of $4.0 million.
Corporate expenses include share-based compensation expense (see Note 9). Corporate expenses for the three and six months ended March 29, 2013 includes $0.9 million of severance and related costs (see Note 4).
Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2013 were favorably impacted by the maturity of interest rate swaps during fiscal 2012. Interest and Other Financing Costs, net, for the three and six months ended March 29, 2013 includes charges of $20.5 million in connection with the tender offer and Satisfaction and Discharge (see Note 6), consisting of $3.5 million of third party costs for the tender offer premium and $17.0 million of non-cash charges for the write-off of deferred financing costs. Interest and Other Financing Costs, net, for the six month period of fiscal 2013 also includes approximately $11.6 million of third-party costs incurred related to Amendment Agreement No. 3 to the senior secured credit agreement (see Note 6) and approximately $3.2 million of hedge ineffectiveness related to the repayment of the Canadian subsidiary's term loan with a maturity date of January 26, 2014 (see Note 7). Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2012 includes $10.5 million of third-party costs related to Amendment Agreement No. 2 (see Note 6) and the amendment of the Company's Canadian subsidiary cross currency swap (see Note 7).

(13)	NEW ACCOUNTING STANDARD UPDATES:

 In December 2011, the FASB issued an accounting standard update ("ASU") that requires companies with financial instruments and derivative instruments that are offset on the balance sheet or subject to a master netting arrangement to provide additional disclosures regarding the instruments impact on a company’s financial position. In January 2013, the FASB

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

issued an accounting standard update to clarify the scope of this ASU. The guidance is effective for the Company beginning in the first quarter of fiscal 2014. The Company is currently evaluating the impact of this pronouncement.
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
In February 2013, the FASB issued an accounting standard update which requires companies to disclose information about reclassifications out of accumulated other comprehensive income ("AOCI"). Companies also are required to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. The guidance is effective for the Company beginning in the first quarter of fiscal 2014. The Company is currently evaluating the impact of this pronouncement.

(14)	COMMITMENTS AND CONTINGENCIES:
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $104.6 million at March 29, 2013 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at March 29, 2013.
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
In 2011, the Company was informed that an Illinois state civil action had been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleged, among other things, that the subsidiary had not complied with the requirement to contract with minority owned and women owned businesses in connection with its contracts with Cook County and sought monetary damages. The Company had accrued this liability as of March 29, 2013. Subsequent to March 29, 2013, this matter has been settled, payments made pursuant to the terms of the settlement, and the case has been dismissed.
 (15) FAIR VALUE OF ASSETS AND LIABILITIES:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments, that are subject to master netting agreements, on a net basis by counterparty portfolio. The fair value of the Company’s debt at March 29, 2013 and September 28, 2012 was $6,276.3 million and $5,440.9 million, respectively. The carrying value of the Company’s debt at March 29, 2013 and September 28, 2012 was $6,224.4 million and $5,413.3 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
The following table presents the changes in the Company's common stock subject to repurchase for which level 3 inputs were significant to their valuation for the six months ended March 29, 2013 (in thousands):

Common Stock Subject to Repurchase
Balance, September 28, 2012	$167,461
Issuances of Parent Company common stock	1,872
Repurchases of Parent Company common stock	(24,893)
Change in fair market value of Parent Company common stock	6,147
Balance, March 29, 2013	$150,587

(16)	ARAMARK HOLDINGS CORPORATION (PARENT COMPANY):
ARAMARK Holdings has 600.0 million common shares authorized, approximately 217.8 million common shares issued and approximately 201.3 million common shares outstanding as of March 29, 2013.
On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the "Parent Company Notes"). Interest on the Parent Company Notes accrues at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes are obligations of the Parent Company, are not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries.
On March 7, 2013, the Company used a portion of the aggregate proceeds of the Senior Notes offering and the borrowings under the new term loans pursuant to Amendment Agreement No. 4 (see Note 6) to advance funds to the Parent Company to fund the purchase of all Parent Company Notes tendered by March 6, 2013, the early tender date. On March 7, 2013, the Parent Company issued a redemption notice for the portion of the Parent Company Notes that remained outstanding as of March 7, 2013, including accrued and unpaid interest, which notices provide for the redemption of the Parent Company Notes on May 1, 2013 at a price of 101% of the principal amount thereof. The remaining Parent Company Notes were redeemed by the trustee on May 1, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the tender offer and redemption of the Parent Company Notes, ARAMARK Holdings has no operations other than ownership of the Company as of March 29, 2013. For the three and six months ended March 29, 2013, the Parent Company recorded Interest and Other Financing Costs, net, of $37.1 million and $51.0 million, respectively, which includes $9.4 million of third party costs for the tender offer and call premiums and $9.9 million of non-cash charges for the write-off of deferred financing costs related to the tender offer and the Satisfaction and Discharge. During the six months ended March 29, 2013, the Company advanced approximately $657.8 million to the Parent Company, which was used to pay the interest, call premiums and principal on the Parent Company Notes. During the six months ended March 29, 2013, the advance was reduced by approximately $19.8 million attributable to the tax benefit related to the interest and other charges on the Parent Company Notes. Finally, $638.0 million was dividended by the Company to the Parent Company in order to pay down the remainder of the advance. During the six months ended March 30, 2012, the Company advanced approximately $27.7 million to the Parent Company, which was used to pay the interest on the Parent Company Notes. During the six months ended March 30, 2012, the advance was reduced by approximately $14.9 million attributable to the tax benefit related to the interest on the Parent Company Notes.

(17)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:
The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.
These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain administrative costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to all of the subsidiaries of the Company based on management’s estimates. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by substantially all of the Company’s existing and future domestic subsidiaries (excluding the receivables facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also guarantee certain other debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 29, 2013
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$25.1	$39.1	$55.5	$—	$119.7
Receivables	0.6	234.4	1,115.2	—	1,350.2
Inventories, at lower of cost or market	15.9	416.5	88.8	—	521.2
Prepayments and other current assets	42.1	122.8	75.0	—	239.9
Total current assets	83.7	812.8	1,334.5	—	2,231.0

Property and Equipment, net	31.6	721.0	204.8	—	957.4
Goodwill	173.1	3,765.1	662.6	—	4,600.8
Investment in and Advances to Subsidiaries	6,707.9	406.2	133.2	(7,247.3)	—
Other Intangible Assets	37.3	1,241.3	220.5	—	1,499.1
Other Assets	67.1	617.7	271.7	(2.0)	954.5
	$7,100.7	$7,564.1	$2,827.3	$(7,249.3)	$10,242.8
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.5	$11.3	$39.3	$—	$51.1
Accounts payable	157.2	337.6	257.0	—	751.8
Accrued expenses and other liabilities	159.7	691.5	324.2	0.1	1,175.5
Total current liabilities	317.4	1,040.4	620.5	0.1	1,978.4
Long-term Borrowings	5,487.4	39.1	646.8	—	6,173.3
Deferred Income Taxes and Other Noncurrent Liabilities	335.5	619.6	165.2	—	1,120.3
Intercompany Payable	—	5,366.0	1,238.6	(6,604.6)	—
Common Stock Subject to Repurchase and Other	150.6	—	10.4	—	161.0
Total Equity	809.8	499.0	145.8	(644.8)	809.8
	$7,100.7	$7,564.1	$2,827.3	$(7,249.3)	$10,242.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 28, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$27.4	$41.6	$67.7	$—	$136.7
Receivables	2.7	221.3	1,092.0	—	1,316.0
Inventories, at lower of cost or market	15.9	405.6	86.9	—	508.4
Prepayments and other current assets	5.2	119.7	72.4	—	197.3
Total current assets	51.2	788.2	1,319.0	—	2,158.4

Property and Equipment, net	33.8	766.9	202.7	—	1,003.4
Goodwill	173.1	3,765.4	791.0	—	4,729.5
Investment in and Advances to Subsidiaries	6,578.2	389.9	139.2	(7,107.3)	—
Other Intangible Assets	42.0	1,300.0	253.1	—	1,595.1
Other Assets	64.2	602.7	325.0	(2.0)	989.9
	$6,942.5	$7,613.1	$3,030.0	$(7,109.3)	$10,476.3
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$0.7	$11.3	$25.5	$—	$37.5
Accounts payable	148.6	376.0	348.7	—	873.3
Accrued expenses and other liabilities	146.1	788.8	296.7	0.1	1,231.7
Total current liabilities	295.4	1,176.1	670.9	0.1	2,142.5
Long-term Borrowings	4,586.0	38.3	751.5	—	5,375.8
Deferred Income Taxes and Other Noncurrent Liabilities	355.0	644.2	208.5	—	1,207.7
Intercompany Payable	—	5,301.8	1,072.4	(6,374.2)	—
Common Stock Subject to Repurchase and Other	167.5	—	10.4	—	177.9
Total Equity	1,538.6	452.7	316.3	(735.2)	1,572.4
	$6,942.5	$7,613.1	$3,030.0	$(7,109.3)	$10,476.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 29, 2013
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$250.8	$2,078.5	$1,074.5	$—	$3,403.8
Costs and Expenses:
Cost of services provided	255.0	1,850.9	1,026.3	—	3,132.2
Depreciation and amortization	4.9	98.8	31.6	—	135.3
Selling and general corporate expenses	21.4	30.3	4.7	—	56.4
Interest and other financing costs	103.3	(0.6)	7.3	—	110.0
Expense allocations	(121.8)	115.0	6.8	—	—
	262.8	2,094.4	1,076.7	—	3,433.9
Loss before Income Taxes	(12.0)	(15.9)	(2.2)	—	(30.1)
Provision (Benefit) for Income Taxes	(7.5)	(7.5)	1.8	—	(13.2)
Equity in Net Loss of Subsidiaries	(12.4)	—	—	12.4	—
Net loss	(16.9)	(8.4)	(4.0)	12.4	(16.9)
Less: Net income attributable to noncontrolling interest	—	—	0.2	—	0.2
Net loss attributable to ARAMARK shareholder	(16.9)	(8.4)	(4.2)	12.4	(17.1)
Other comprehensive income (loss), net of tax	11.0	(3.0)	(38.0)	9.3	(20.7)
Comprehensive loss attributable to ARAMARK shareholder	$(5.9)	$(11.4)	$(42.2)	$21.7	$(37.8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended March 29, 2013
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$507.9	$4,248.3	$2,183.4	$—	$6,939.6
Costs and Expenses:
Cost of services provided	494.3	3,758.2	2,051.2	—	6,303.7
Depreciation and amortization	9.8	195.8	63.1	—	268.7
Selling and general corporate expenses	39.5	61.7	9.7	—	110.9
Interest and other financing costs	191.0	(0.6)	19.0	—	209.4
Expense allocations	(207.9)	196.6	11.3	—	—
	526.7	4,211.7	2,154.3	—	6,892.7
Income (Loss) from Continuing Operations before Income Taxes	(18.8)	36.6	29.1	—	46.9
Provision (Benefit) for Income Taxes	(11.6)	10.2	12.6	—	11.2
Equity in Net Income of Subsidiaries	42.9	—	—	(42.9)	—
Net income	35.7	26.4	16.5	(42.9)	35.7
Less: Net income attributable to noncontrolling interest	—	—	0.6	—	0.6
Net income attributable to ARAMARK shareholder	35.7	26.4	15.9	(42.9)	35.1
Other comprehensive income (loss), net of tax	24.6	(3.0)	(44.2)	6.5	(16.1)
Comprehensive income (loss) attributable to ARAMARK shareholder	$60.3	$23.4	$(28.3)	$(36.4)	$19.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 30, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$253.6	$2,013.2	$1,078.8	$—	$3,345.6
Costs and Expenses:
Cost of services provided	236.6	1,803.4	988.7	—	3,028.7
Depreciation and amortization	4.7	94.9	32.1	—	131.7
Selling and general corporate expenses	14.9	30.1	6.5	—	51.5
Interest and other financing costs	108.2	(0.2)	10.5	—	118.5
Expense allocations	(102.4)	96.5	5.9	—	—
	262.0	2,024.7	1,043.7	—	3,330.4
Income (loss) from Continuing Operations before Income Taxes	(8.4)	(11.5)	35.1	—	15.2
Provision (benefit) for Income Taxes	(2.5)	(7.9)	14.6	—	4.2
Equity in Net Income of Subsidiaries	16.9	—	—	(16.9)	—
Net income	11.0	(3.6)	20.5	(16.9)	11.0
Less: Net income attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income (loss) attributable to ARAMARK shareholder	11.0	(3.6)	19.4	(16.9)	9.9
Other comprehensive income (loss), net of tax	22.9	1.4	4.2	(9.1)	19.4
Comprehensive income (loss) attributable to ARAMARK shareholder	$33.9	$(2.2)	$23.6	$(26.0)	$29.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended March 30, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$510.3	$4,093.0	$2,164.9	$—	$6,768.2
Costs and Expenses:
Cost of services provided	480.7	3,634.3	1,989.4	—	6,104.4
Depreciation and amortization	9.6	189.2	64.8	—	263.6
Selling and general corporate expenses	28.9	57.8	12.9	—	99.6
Interest and other financing costs	208.3	(0.2)	19.2	—	227.3
Expense allocations	(198.1)	186.3	11.8	—	—
	529.4	4,067.4	2,098.1	—	6,694.9
Income (loss) from Continuing Operations before Income Taxes	(19.1)	25.6	66.8	—	73.3
Provision (Benefit) for Income Taxes	(6.0)	8.1	21.1	—	23.2
Equity in Net Income of Subsidiaries	63.5	—	—	(63.5)	—
Income from Continuing Operations	50.4	17.5	45.7	(63.5)	50.1
Income from Discontinued Operations, net of tax	—	0.3	—	—	0.3
Net income	50.4	17.8	45.7	(63.5)	50.4
Less: Net income attributable to noncontrolling interest	—	—	1.8	—	1.8
Net income attributable to ARAMARK shareholder	50.4	17.8	43.9	(63.5)	48.6
Other comprehensive income (loss), net of tax	40.2	1.4	(4.6)	(7.2)	29.8
Comprehensive income attributable to ARAMARK shareholder	$90.6	$19.2	$39.3	$(70.7)	$78.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 29, 2013
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$42.7	$26.9	$35.1	$(5.2)	$99.5
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(5.2)	(129.6)	(32.4)	—	(167.2)
Disposals of property and equipment	—	2.4	4.1	—	6.5
Proceeds from divestiture	—	0.9	—	—	0.9
Acquisitions of businesses, net of cash acquired	—	(14.1)	(8.4)	—	(22.5)
Other investing activities	3.1	25.5	(5.6)	—	23.0
Net cash used in investing activities	(2.1)	(114.9)	(42.3)	—	(159.3)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,168.3	—	62.4	—	3,230.7
Payments of long-term borrowings	(2,255.9)	(6.3)	(181.4)	—	(2,443.6)
Net change in funding under the Receivables Facility	—	—	36.2	—	36.2
Dividends/Advances paid to Parent Company	(657.8)	—	—	—	(657.8)
Proceeds from issuance of Parent Company common stock	4.4	—	—	—	4.4
Repurchase of Parent Company common stock	(33.2)	—	—	—	(33.2)
Distribution in connection with spin-off of Seamless Holdings	(47.4)	—	—	—	(47.4)
Other financing activities	(44.9)	(1.2)	(0.4)	—	(46.5)
Change in intercompany, net	(176.4)	93.0	78.2	5.2	—
Net cash provided by (used in) financing activities	(42.9)	85.5	(5.0)	5.2	42.8
Decrease in cash and cash equivalents	(2.3)	(2.5)	(12.2)	—	(17.0)
Cash and cash equivalents, beginning of period	27.4	41.6	67.7	—	136.7
Cash and cash equivalents, end of period	$25.1	$39.1	$55.5	$—	$119.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 30, 2012
(in millions)

	ARAMARK Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$7.1	$16.4	$36.7	$(2.9)	$57.3
Cash flows from investing activities:
Purchases of property and equipment and client contract investments and other	(5.7)	(97.0)	(47.1)	—	(149.8)
Disposals of property and equipment	0.9	1.8	1.9	—	4.6
Proceeds from divestitures	—	0.3	4.2	—	4.5
Acquisitions of businesses, net of cash acquired	—	(138.6)	(11.8)	—	(150.4)
Other investing activities	0.4	(0.5)	0.7	—	0.6
Net cash used in investing activities	(4.4)	(234.0)	(52.1)	—	(290.5)
Cash flows from financing activities:
Proceeds from long-term borrowings	117.0	(0.3)	70.6	—	187.3
Payments of long-term borrowings	(0.3)	(5.9)	(11.6)	—	(17.8)
Net change in funding under the Receivables Facility	—	—	(2.0)	—	(2.0)
Advance to Parent Company	(27.7)	—	—	—	(27.7)
Proceeds from issuance of Parent Company common stock	5.2	—	—	—	5.2
Repurchase of Parent Company common stock	(12.5)	—	—	—	(12.5)
Other financing activities	(8.5)	(2.7)	(0.5)	—	(11.7)
Change in intercompany, net	(190.8)	233.0	(45.1)	2.9	—
Net cash provided by (used in) financing activities	(117.6)	224.1	11.4	2.9	120.8
Increase (decrease) in cash and cash equivalents	(114.9)	6.5	(4.0)	—	(112.4)
Cash and cash equivalents, beginning of period	137.4	32.2	43.7	—	213.3
Cash and cash equivalents, end of period	$22.5	$38.7	$39.7	$—	$100.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 29, 2013 and March 30, 2012 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
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
Asset Impairment Determinations
Goodwill and the ARAMARK trade name are indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the Food and Support Services—International segment, each country is evaluated separately since such reporting units are relatively autonomous and separate goodwill balances have been recorded for each entity.
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
RESULTS OF OPERATIONS
The following tables present our sales and operating income (loss) from continuing operations, and related percentages, attributable to each operating segment, for the three and six months ended March 29, 2013 and March 30, 2012 (dollars in millions).

	Three Months Ended				Six Months Ended
	March 29, 2013		March 30, 2012		March 29, 2013		March 30, 2012
Sales by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$2,354.3	69%	$2,336.6	70%	$4,811.9	69%	$4,733.9	70%
Food and Support Services – International	702.1	21%	671.7	20%	1,427.1	21%	1,356.5	20%
Uniform and Career Apparel	347.3	10%	337.3	10%	700.7	10%	677.8	10%
	$3,403.7	100%	$3,345.6	100%	$6,939.7	100%	$6,768.2	100%

	Three Months Ended				Six Months Ended
	March 29, 2013		March 30, 2012		March 29, 2013		March 30, 2012
Operating Income (Loss) by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$84.2	105%	$101.1	76%	$225.8	88%	$227.3	76%
Food and Support Services – International	(10.0)	-12%	22.3	17%	9.2	4%	42.9	14%
Uniform and Career Apparel	23.3	29%	23.5	17%	54.4	21%	56.5	19%
	97.5	122%	146.9	110%	289.4	113%	326.7	109%
Corporate	(17.6)	-22%	(13.2)	-10%	(33.1)	-13%	(26.1)	-9%
	$79.9	100%	$133.7	100%	$256.3	100%	$300.6	100%
Consolidated Overview
Sales of $3.4 billion for the second quarter of fiscal 2013 and $6.9 billion for the six month period represented an increase of 2% and 3% over the prior year periods, respectively. This increase is primarily attributable to growth in the Healthcare sector and Higher Education and B&I Facilities businesses of the Food and Support Services—North America segment, growth in Ireland, China, Chile and Argentina in our Food and Support Services—International segment and growth in the uniform rental business in our Uniform and Career Apparel segment. This increase was partially offset by a sales decline as a result of the National Hockey League ("NHL") lockout and the impact of Hurricane Sandy in our Food and Support Services—North America segment and the sales decline in the U.K. and Spain in our Food and Support Services—International segment.

Operating income was $79.9 million and $256.3 million for the three and six month periods of fiscal 2013 compared to $133.7 million and $300.6 million in the prior year periods, respectively. During the second quarter of fiscal 2013, the Company initiated a series of actions to streamline its operations and become more efficient. As a result, the Company recorded charges during the second quarter of fiscal 2013 of approximately $40.8 million for severance and related costs. In addition, during the second quarter of fiscal 2013 the Company recorded approximately $11.7 million of goodwill impairment charges (see Note 5 to the condensed consolidated financial statements) and other asset write-downs of approximately $11.4 million primarily related to the write-offs of certain client contractual investments. In addition, we incurred approximately $12.6 million of costs related to transformation initiatives undertaken during the second quarter. This decrease is partially offset by profit growth in our Business & Industry and Education sectors and in Ireland and Chile. The three and six month periods of fiscal 2013 also includes other income recognized of approximately $14.0 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service ("NPS") sites in the Sports & Entertainment sector, which was terminated in the current year. The six month period of fiscal 2013 was also negatively affected by the NHL lockout and Hurricane Sandy. The six month period of fiscal 2012 includes a favorable risk insurance adjustment of $7.4 million related to favorable claims experience, of which $5.7 million relates to our uniform rental business, transition and integration costs of $4.3 million related to the Filterfresh acquisition and severance related charges of $5.7 million in the Uniform and Career Apparel segment and Food and Support Services—International segment.

Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2013 were favorably impacted by the maturity of interest rate swaps during fiscal 2012. Interest and Other Financing Costs, net, for the three and six months ended March 29, 2013 includes charges of approximately $20.5 million in connection with the repayment of the 8.50% senior notes and senior floating rate notes (see Note 6 to the condensed consolidated financial statements), consisting of $3.5 million of third party costs for the tender offer premium and $17.0 million of non-cash charges for the write-off of deferred financing costs. Interest and Other Financing Costs, net, for the six month period of fiscal 2013 also includes approximately $11.6 million of third-party costs incurred related to Amendment Agreement No. 3 to the senior secured credit agreement and approximately $3.2 million of hedge ineffectiveness related to the repayment of the Canadian subsidiary's term loan with a maturity date of January 26, 2014. Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2012 includes $10.5 million of third-party costs related to the amendment of the senior secured credit agreement and the amendment of the Company's Canadian subsidiary cross currency swap.
The Company recorded a benefit for income taxes of ($13.2) million on pretax loss of ($30.1) million for the three months ended March 29, 2013 as compared to a provision for income taxes of $4.2 million on pretax income of $15.2 million in the prior year period. The effective income tax rate for the six months of fiscal 2013 was 23.8% compared to 31.6% in the prior year period. The change in the three and six month periods of fiscal 2013 was primarily due to the impact of the extension of tax credits under the American Taxpayer Relief Act of 2012, reversal of tax reserves related to audit settlements and non-tax deductible goodwill impairment charges in the second quarter of fiscal 2013.
Net income (loss) for the three and six month periods of fiscal 2013 was ($16.9) million and $35.7 million, respectively, compared to $11.0 million and $50.4 million in the prior year periods, respectively. Net income attributable to noncontrolling interests for the three and six month periods of fiscal 2013 was $0.2 million and $0.6 million, respectively, compared to $1.1 million and $1.8 million in the prior year periods, respectively.
Segment Results

The following tables present a fiscal 2013/2012 comparison of segment sales and operating income (loss) from continuing operations together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Six Months Ended
Sales by Segment	March 29, 2013	March 30, 2012	Change		March 29, 2013	March 30, 2012	Change
			$	%			$	%
Food and Support Services – North America	$2,354.3	$2,336.6	$17.7	1%	$4,811.9	$4,733.9	$78.0	2%
Food and Support Services – International	702.1	671.7	30.4	5%	1,427.1	1,356.5	70.6	5%
Uniform and Career Apparel	347.3	337.3	10.0	3%	700.7	677.8	22.9	3%
	$3,403.7	$3,345.6	$58.1	2%	$6,939.7	$6,768.2	$171.5	3%
	Three Months Ended				Six Months Ended
Operating Income (Loss) by Segment	March 29, 2013	March 30, 2012	Change		March 29, 2013	March 30, 2012	Change
			$	%			$	%
Food and Support Services – North America	$84.2	$101.1	$(16.9)	-17%	$225.8	$227.3	$(1.5)	-1%
Food and Support Services – International	(10.0)	22.3	(32.3)	**	9.2	42.9	(33.7)	**
Uniform and Career Apparel	23.3	23.5	(0.2)	-1%	54.4	56.5	(2.1)	-4%
Corporate	(17.6)	(13.2)	(4.4)	33%	(33.1)	(26.1)	(7.0)	27%
	$79.9	$133.7	$(53.8)	-40%	$256.3	$300.6	$(44.3)	-15%
____________________
** - Not meaningful

Food and Support Services—North America Segment
Food and Support Services—North America segment sales for the three and six month periods of fiscal 2013 increased 1% and 2% over the prior year periods, respectively, primarily due to growth in the Healthcare sector and in the Higher Education and B&I Facilities businesses offset by the negative impact of the NHL lockout, Hurricane Sandy and the timing of the Easter holiday. The negative impact of acquisitions and divestitures was approximately -1% in the three month period. The Business & Industry sector had low-single digit sales decline for the second quarter and the six month period of fiscal 2013 primarily due to the spin-off of Seamless North America, LLC ("Seamless") in October 2012 and the impact of Hurricane Sandy on our business dining operations offset by growth in our facilities business. The Education sector had low-single digit sales growth for the second quarter and mid-single digit sales growth for the six month period of fiscal 2013, due to base and net new business growth in our Higher Education food business. The sector was affected somewhat from less service days in the second quarter primarily due to the timing of the Easter holiday. The Healthcare sector had low-single digit sales growth for the second quarter and the six month period of fiscal 2013 primarily due to new and base business growth. The Sports & Entertainment sector had low-single digit sales decline for the second quarter and six month period of fiscal 2013 as the NHL lockout more than offset growth in our Parks & Destinations business.
Operating income for the three and six month periods of fiscal 2013 was $84.2 million and $225.8 million compared to $101.1 million and $227.3 million in the prior year periods, respectively. This decrease is primarily attributable to $27.1 million of severance and related costs, $6.8 million of asset write-offs and $11.2 million of costs related to transformation initiatives, which more than offset the profit growth in our Business & Industry and Education sectors and the other income recognized of approximately $14.0 million relating to the recovery of the Company's investment (possessory interest) at one of the NPS sites in the Sports & Entertainment sector, which was terminated in the current year. The six month period of fiscal 2013 was also negatively affected by the NHL lockout and Hurricane Sandy. Operating income for the six month period of fiscal 2012 includes $4.3 million of transition and integration costs related to the Filterfresh acquisition.
Food and Support Services—International Segment
Sales in the Food and Support Services—International segment for the three month period of fiscal 2013 increased 5% compared to the prior year period as growth in Ireland, Chile, Argentina and China and the positive impact of foreign currency translation (approximately 1%) more than offset the sales decline in the U.K. and Spain. Sales in the Food and Support Services—International segment for the six month period of fiscal 2013 increased 5% compared to the prior year period as growth in Ireland, Germany, Chile, Argentina and China more than offset the sales declines in the U.K. and Spain.

Operating income (loss) for the three and six month periods of fiscal 2013 was ($10.0) million and $9.2 million compared to $22.3 million and $42.9 million in the prior year periods, respectively. This decrease is due to the profit declines in Spain and Peru and the $12.8 million of severance and related costs, $16.3 million of goodwill impairment charges and other asset write-offs and $1.4 million of costs related to transformation initiatives, more than offsetting the profit growth in Ireland and Chile. Operating income in the three and six months ended of fiscal 2012 includes a favorable adjustment of $1.5 million related to a non-income tax settlement in the U.K.
Uniform and Career Apparel Segment
Uniform and Career Apparel segment sales increased 3% for the three and six month periods of fiscal 2013 compared to both prior year periods primarily due to growth in our uniform rental business.
Operating income for the second quarter of fiscal 2013 was $23.3 million compared to $23.5 million in the prior year period. This decrease is due to a net charge of approximately $4.7 million related to a multiemployer pension withdrawal and a preliminary settlement of wage and hour claims, net of a favorable risk insurance adjustment. Operating income for the six month period of fiscal 2013 was $54.4 million compared to $56.5 million in the prior year period. This decrease is due to severance related expenses of $3.7 million and a net charge of approximately $3.0 million related to a multiemployer pension withdrawal and a wage and hour settlement, net of a favorable risk insurance adjustment. Operating income for the three and six month periods of fiscal 2013 benefited from operational efficiencies across the segment. Operating income for the six month period of fiscal 2012 includes severance related charges of $4.0 million and a favorable risk insurance adjustment of $5.7 million.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $17.6 million for the second quarter of fiscal 2013 compared to $13.2 million for the prior year period. For the six month period of fiscal 2013, corporate expenses were $33.1 million compared to $26.1 million for the prior year period. The increase is mainly due to compensation expense for and an accounting charge related to the retirement obligation to our current Chairman and former Chief Executive Officer and $0.9 million of severance and related costs, which more than offset the decrease in performance-based option expense.
*****
Our operating results continue to be affected by the economic uncertainty being experienced in the countries in which we operate. We anticipate that economic conditions, specifically in Europe, and unemployment levels will continue to remain challenging.
We are planning and executing both growth and cost control initiatives and are working to streamline and improve the efficiency and effectiveness of our general and administrative functions through increased standards, process improvements, and consolidation. As a result, we recorded certain costs during the second quarter and estimate that we will incur an additional $50 to $75 million of costs over the next two years.
LIQUIDITY AND CAPITAL RESOURCES
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash provided by operating activities was $99.5 million in the six month period of fiscal 2013 compared to cash provided by operating activities of $57.3 million in the comparable period of fiscal 2012. The principal components (in millions) of the net change of $42.2 million were:

•	Decrease in the total of net income and noncash charges	$(10.6)
•	Decreased working capital requirements	34.9
•	Other, net	17.9
		$42.2
The decrease in the total of net income and noncash charges results mainly from the operating results of the Company as discussed above. As expected and consistent with historical patterns, working capital was a use of cash for us during the first half of fiscal 2013. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $20.6 million) primarily due to the timing of collections and Accrued Expenses (approximately $33.8 million) related to the timing of customer advance payments as compared to the period year period, offset by Accounts Payable (approximately $24.0 million) due to the timing of disbursements. The “Other, net” caption reflects adjustments to net income in the current year and prior year periods related to nonoperating gains and losses, including goodwill impairments and other financing related charges.

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
During the second quarter of fiscal 2013, the Company received proceeds of approximately $15.3 million related to the recovery of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports & Entertainment sector, which was terminated in the current year. During the first quarter of fiscal 2012, ARAMARK Refreshment Services, LLC, a subsidiary of the Company, acquired all of the outstanding shares of common stock of Van Houtte USA Holdings, Inc. (doing business as “Filterfresh”), a refreshment services company, for approximately $145.2 million. The acquisition was financed with cash on hand and borrowings under the Company’s revolving credit facility. Under the terms of the purchase agreement, if a certain significant customer relationship was not maintained within a specific timeframe, the Company was entitled to a refund of a portion of the purchase price. During the second quarter of 2012, the Company received a refund of approximately $7.4 million related to the termination of this customer relationship.
On March 22, 2013, the Company entered into Amendment Agreement No. 5 (“Amendment Agreement No. 5”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, the “Credit Agreement”). The Amendment Agreement No. 5 increases the aggregate revolving loan commitments made available to the Company under the Credit Agreement by $55.0 million to $605.0 million.
On February 22, 2013, the Company entered into Amendment Agreement No. 4 (“Amendment Agreement No. 4”) to the Credit Agreement which provided for, among other things, additional term loans and the extension of a portion of the revolving credit facility. On March 7, 2013, the Company borrowed $1,400 million of term loans pursuant to Amendment Agreement No. 4. The new term loans were borrowed by the Company with an original issue discount of 0.50%. The term loans under Amendment Agreement No. 4 mature on September 7, 2019. These term loans have a Eurocurrency rate margin, with respect to the U.S. dollar denominated, Canadian dollar denominated and Euro denominated term loans, of 3.00% and base rate margin on U.S. dollar denominated base rate term loans of 2.00%. Eurrocurrency rate borrowings have a minimum LIBOR rate of 1.00% and base rate borrowings have a minimum rate of 2.00%. Amendment Agreement No. 4 also increases the applicable margins for the Company's existing term loans and the fee rates on letter of credit deposits with respect to the synthetic letter of credit facility. From and after the effective date of Amendment Agreement No. 4, (A) the Eurocurrency rate margin and letter of credit fees with respect to the U.S. dollar denominated, Canadian dollar denominated and Euro denominated term loans and extended maturity letter of credit deposits increased 0.25% to 3.50%, (B) the margin on U.S. dollar denominated base rate term loans increased 0.25% to 2.50% and (C) the margins on yen denominated term loans and sterling denominated term loans increased 0.125% to 3.50%. Amendment Agreement No. 4 also provides for an increase in the maximum Consolidated Secured Debt ratio to reflect the additional secured indebtedness associated with the new term loan borrowings and provides certain additional flexibility with respect to the restricted payments covenant. During the second quarter of fiscal 2013, approximately $14.0 million of third-party costs directly attributable to the term loans borrowed pursuant to Amendment Agreement No. 4 were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets, of which approximately $6.2 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners. Amendment Agreement No. 4 also provides for the extension, from January 26, 2015 to January 26, 2017, of the maturity of $500 million in revolving lender commitments of the existing $550 million revolving credit facility. The maturity date of the extended revolving credit facilities would accelerate to April 26, 2016 if term loans under the Credit Agreement that are due on July 26, 2016 remain outstanding on April 26, 2016. Third party costs directly attributable to the revolving credit facility of approximately $2.8 million were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets, of which approximately $0.6 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
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
On February 29, 2012, the Company entered into Amendment Agreement No. 2 (“Amendment Agreement No. 2”) to the Credit Agreement. Amendment Agreement No. 2 extended the maturity date of an aggregate U.S. dollar equivalent of approximately $1,231.6 million of the Company’s term loans and $66.7 million of letter of credit deposits securing the Company’s synthetic letter of credit facility to July 26, 2016. The term loans extended include (i) $858.1 million of U.S. dollar denominated term loans borrowed by the Company; (ii) ¥5,150.9 million of yen denominated term loans borrowed by the Company; (iii) $75.4 million of U.S. dollar denominated term loans borrowed by a Canadian subsidiary of the Company; (iv) €30.4 million of Euro denominated term loans borrowed by an Irish subsidiary of the Company; (v) £82.3 million of sterling denominated term loans borrowed by a U.K. subsidiary of the Company; and (vi) €46.1 million of Euro denominated term loans borrowed by German subsidiaries of the Company. Consenting lenders received a one-time amendment fee of approximately $3.2 million in the aggregate on their total loan commitments. During the second quarter of fiscal 2012, approximately $7.5 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $4.5 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

On March 7, 2013, the Company issued $1,000 million of 5.75% Senior Notes due 2020 (the “Senior Notes”) pursuant to a new indenture, dated as of March 7, 2013 (the “Indenture”), entered into by the Company. The Senior Notes were issued at par. The Senior Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S, under the Securities Act. The Senior Notes are unsecured obligations of the Company. The Senior Notes rank equal in right of payment to all of the Company's existing and future senior debt and senior in right of payment to all of the Company's existing and future debt that is expressly subordinated in right of payment to the Senior Notes. The Senior Notes are guaranteed on a senior, unsecured basis by substantially all of the domestic subsidiaries of the Company. Interest on the Senior Notes is payable on March 15 and September 15 of each year, commencing on September 15, 2013. The Senior Notes and guarantees are structurally subordinated to all of the liabilities of any of the Company's subsidiaries that do not guarantee the Senior Notes. The Senior Notes mature on March 15, 2020. During the second quarter of fiscal 2013, approximately $13.8 million of third-party costs directly attributable to the Senior Notes were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets. Approximately $7.3 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
In February 2013, the Company and the Parent Company commenced a tender offer to purchase for cash any and all of the 8.625% / 9.375% Senior Notes due 2016 (the "Parent Company Notes") and the 8.50% senior notes due 2015 (the "Fixed Rate Notes") and the senior floating rate notes due 2015 (the "Floating Rate Notes") (collectively, the "Notes"). On March 7, 2013, the Company used a portion of the aggregate proceeds of the Senior Notes offering and the borrowings under the new term loans pursuant to Amendment Agreement No. 4 to purchase all Notes tendered by March 6, 2013, the early tender date. On March 7, 2013, the Company issued redemption notices for the portions of the Company's Fixed Rate Notes and Floating Rate Notes that remained outstanding, including accrued and unpaid interest, as of March 7, 2013, which provided for the redemption of such notes on April 6, 2013 at prices of 100% of the principal amount thereof. On March 7, 2013, the Company deposited sufficient funds in trust with the trustee under the indenture governing the Fixed Rate Notes and Floating Rate Notes in full and complete satisfaction and discharge of the remaining aggregate principal amount of such notes, including accrued and unpaid interest (the “Satisfaction and Discharge”). As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining Fixed Rate Notes and Floating Rate Notes on or about the redemption notice date of March 7, 2013. The Company had a contingent obligation for payment of the Fixed Rate Notes and Floating Rate Notes were the trustee to default on its payment obligations. The Company believed the risk of such default was remote and therefore had not recorded a related liability. The remaining Fixed Rate Notes and Floating Rate Notes were redeemed by the trustee on April 6, 2013. In connection with the tender offer and Satisfaction and Discharge of the Fixed Rate Notes and Floating Rate Notes, the Company recorded $20.5 million of charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations for the three and six months ended March 29, 2013, consisting of $3.5 million cash charges for the tender offer premium and $17.0 million of non-cash charges for the write-off of deferred financing costs.
During the six months ended March 29, 2013, the Company advanced approximately $657.8 million to the Parent Company, which was used to pay the interest, call premiums and principal on the Parent Company Notes (see Note 16 to the condensed consolidated financial statements). During the six months ended March 29, 2013, the advance was reduced by approximately $19.8 million attributable to the tax benefit related to the interest and other charges on the Parent Company Notes. Finally, $638.0 million was dividended by the Company to the Parent Company in order to pay down the remainder of the advance. During the six months ended March 30, 2012, the Company advanced approximately $27.7 million to the Parent Company, which was used to pay the interest on the Parent Company Notes. During the six months ended March 30, 2012, the advance was reduced by approximately $14.9 million attributable to the tax benefit related to the interest on the Parent Company Notes.

Management believes that the Company’s cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $380.7 million and $442.7 million at April 26, 2013 and March 29, 2013, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings and other cash needs. We believe we enjoy a strong liquidity position overall and we will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company also monitors its cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.
As of March 29, 2013, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $4,327.0 million; a yen denominated term loan to the Company in the amount of ¥5,083.2 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $75.5 million; a Euro denominated term loan to an Irish subsidiary in an amount of €30.4 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £82.3 million; and a Euro denominated term loan to German subsidiaries in the amount of €46.1 million. As of March 29, 2013, there was approximately $364.5 million outstanding in foreign currency borrowings.
Covenant Compliance
The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the Senior Notes contains similar provisions. As of March 29, 2013, we were in compliance with these covenants.
Under the senior secured credit agreement and the indenture governing the Senior Notes, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.
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

(dollars in millions)	Three Months Ended March 29, 2013	Three Months Ended December 28, 2012	Three Months Ended September 28, 2012	Three Months Ended June 29, 2012	Twelve Months Ended March 29, 2013
Net income (loss) attributable to ARAMARK shareholder	$(17.1)	$52.2	$67.1	$22.6	$124.8
Interest and other financing costs, net	110.0	99.5	86.6	87.8	383.9
Provision (benefit) for income taxes	(13.2)	24.4	11.4	4.3	26.9
Depreciation and amortization	135.3	133.4	133.2	132.4	534.3
EBITDA	215.0	309.5	298.3	247.1	1,069.9
Share-based compensation expense(1)	4.8	4.0	3.1	1.0	12.9
Unusual or non-recurring (gains)/losses(2)	6.0	2.7	(6.7)	—	2.0
Pro forma EBITDA for equity method investees(3)	5.7	6.4	5.2	6.5	23.8
Seamless North America, LLC EBITDA(4)	—	(1.6)	(5.7)	(3.6)	(10.9)
Other(5)	41.0	7.2	1.3	0.4	49.9
Adjusted EBITDA	$272.5	$328.2	$295.5	$251.4	$1,147.6

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, Installment Stock Purchase Opportunities and deferred stock unit awards (see Note 9 to the condensed consolidated financial statements).

(2)
The second quarter of fiscal 2013 includes: (a) goodwill impairment charges in Spain and Korea; (b) asset write-downs mainly related to client contract investments; (c) other income related to the Company's investment (possessory interest) at one of our National Park Service sites which was terminated in the current year and (d) insurance proceeds from the impact of Hurricane Sandy. The first quarter of fiscal 2013 includes business interruption losses from the impact of Hurricane Sandy. During the fourth quarter of fiscal 2012, the Company recognized other income related to our investment (possessory interest) at one of our National Park Service sites which was terminated in the prior year.

(3)
Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated EBITDA but does not represent cash distributions received from this investee.

(4)
During the third quarter of fiscal 2011, the Company sold a noncontrolling ownership interest in Seamless North America, LLC. The terms of the sale agreement stipulated that Seamless North America, LLC cease to qualify as a Restricted Subsidiary under the senior secured credit agreement, and as a result, its EBITDA for all periods presented must be excluded from the Company's consolidated Adjusted EBITDA. Effective October 29, 2012 Seamless North America, LLC earnings are no longer included in the Company's net income attributable to ARAMARK shareholder as a result of the spinoff.

(5)
Other includes certain other miscellaneous items (the three months ended March 29, 2013 includes $40.8 million of severance and related costs (see Note 4 to condensed consolidated financial statements). The three months ended December 28, 2012 includes $6.0 million of severance and other related costs incurred by the Food and Support Services–International and Uniform and Career Apparel segments. The three months ended September 28, 2012 includes a gain of approximately $1.6 million resulting from the change in fair value on gasoline and diesel contracts. The three months ended June 29, 2012 includes a gain of approximately $3.5 million for proceeds received related to the Masterplan escrow settlement and a loss of approximately $2.2 million resulting from the change in fair value on gasoline and diesel contracts).

Our covenant requirements and actual ratios for the twelve months ended March 29, 2013 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.75x	4.44x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	3.36x

(1)
Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Adjusted EBITDA, of 5.875x, being reduced over time to 5.125x by the end of 2016. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s revolving credit facility lenders failed to waive any such default, would also constitute a default under our indenture.

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
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of March 29, 2013 was $150.6 million, which is based on approximately 9.6 million shares of common stock of the Parent Company valued at $15.75 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the Senior Notes issued contain limitations on the amount that can be expended for such share repurchases.
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $300 million, which expires in January 2015. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. As of March 29, 2013, approximately $300.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheets. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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

In 2011, the Company was informed that an Illinois state civil action had been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. The action alleged, among other things, that the subsidiary had not complied with the requirement to contract with minority owned and women owned businesses in connection with its contracts with Cook County and sought monetary damages. The Company had accrued this liability as of March 29, 2013. Subsequent to March 29, 2013, this matter was settled and payments were made pursuant to the terms of the settlement. The case was dismissed in May 2013.
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
These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including increased food costs, labor-related, energy or product sourcing and distribution costs; shortages of qualified personnel or increases in labor costs; the impact on our business of healthcare reform legislation; costs and possible effects of further unionization of our workforce; liability resulting from our participation in multi-employer defined benefit pension plans; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; a decline in attendance at client facilities; the unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters or a flu pandemic on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with our business conduct policy and governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws, minority business enterprise and women-owned business enterprise statutes, human health and safety laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; a determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; our competitor’s activities or announced planned activities; the Company's ability to successfully execute its growth and cost control initiatives; the timing of the Company's execution of its growth and cost control initiatives; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our Sponsors and other stakeholders; the impact on our business if we are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; our potential inability to repurchase our notes upon a change of control; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
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
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of March 29, 2013 has not materially changed from September 28, 2012 (See Item 7A of our Annual Report on Form 10-K for the year ended September 28, 2012). See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the Company’s derivative instruments. See Note 6 for the disclosure regarding a change in the Company's debt structure. See Note 15 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of March 29, 2013.

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

4.1
Indenture, dated as of March 7, 2013, among ARAMARK Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 7. 2013 pursuant to the Exchange Act (file number:: 001-04762)).

4.2
Registration Rights Agreement, dated as of March 7, 2013, among ARAMARK Corporation, the guarantors named therein, Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 7. 2013 pursuant to the Exchange Act (file number:: 001-04762)).

10.1
Amendment Agreement No. 4, dated as of February 22, 2013, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on February 28, 2013 pursuant to the Exchange Act (file number:: 001-04762)).

10.2
Amendment Agreement No. 5, dated as of March 22, 2013, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 28, 2013 pursuant to the Exchange Act (file number:: 001-04762)).

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended March 29, 2013 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 29, 2013 and September 28, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended March 29, 2013 and March 30, 2012; (iii) Condensed Consolidated Statements of Operations for the six months ended March 29, 2013 and March 30, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2013 and March 30, 2012; (v) Condensed Consolidated Statements of Equity for the six months ended March 29, 2013 and March 30, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

May 8, 2013	/s/ JOSEPH MUNNELLY
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

4.1
Indenture, dated as of March 7, 2013, among ARAMARK Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 7. 2013 pursuant to the Exchange Act (file number:: 001-04762)).

4.2
Registration Rights Agreement, dated as of March 7, 2013, among ARAMARK Corporation, the guarantors named therein, Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 7. 2013 pursuant to the Exchange Act (file number:: 001-04762)).

10.1
Amendment Agreement No. 4, dated as of February 22, 2013, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on February 28, 2013 pursuant to the Exchange Act (file number:: 001-04762)).

10.2
Amendment Agreement No. 5, dated as of March 22, 2013, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, by and among ARAMARK Corporation (as successor to RMK Acquisition Corporation), ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GmbH & Co KG, ARAMARK GmbH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on March 28, 2013 pursuant to the Exchange Act (file number:: 001-04762)).

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended March 29, 2013 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 29, 2013 and September 28, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended March 29, 2013 and March 30, 2012; (iii) Condensed Consolidated Statements of Operations for the six months ended March 29, 2013 and March 30, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2013 and March 30, 2012; (v) Condensed Consolidated Statements of Equity for the six months ended March 29, 2013 and March 30, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.