Form 10-Q
period 2013-06-28
ARAMARK CORP
filed 2013-08-07
CIK 7032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2013
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
Common stock outstanding as of July 26, 2013: 1,000 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	June 28, 2013	September 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$97,802	$136,689
Receivables	1,330,120	1,315,997
Inventories, at lower of cost or market	516,494	508,416
Prepayments and other current assets	221,825	197,272
Total current assets	2,166,241	2,158,374
Property and Equipment, net	958,208	1,003,377
Goodwill	4,602,266	4,729,474
Other Intangible Assets	1,450,850	1,595,149
Other Assets	949,549	989,948
	$10,127,114	$10,476,322
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$71,139	$37,462
Accounts payable	699,567	873,345
Accrued expenses and other current liabilities	1,127,340	1,231,705
Total current liabilities	1,898,046	2,142,512
Long-Term Borrowings	6,145,917	5,375,819
Deferred Income Taxes and Other Noncurrent Liabilities	1,090,061	1,207,585
Common Stock Subject to Repurchase and Other	163,775	177,926
Equity:
ARAMARK Shareholder’s Equity:
Common stock, par value $.01 (authorized: 1,000 shares; issued and outstanding: 1,000 shares)	—	—
Capital surplus	1,441,308	1,451,241
(Accumulated deficit) / Earnings retained for use in the business	(518,134)	161,137
Accumulated other comprehensive loss	(93,859)	(73,745)
Total ARAMARK shareholder’s equity	829,315	1,538,633
Noncontrolling interest	—	33,847
Total equity	829,315	1,572,480
	$10,127,114	$10,476,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	June 28, 2013	June 29, 2012
Sales	$3,490,030	$3,336,094
Costs and Expenses:
Cost of services provided	3,178,092	3,036,522
Depreciation and amortization	135,808	132,388
Selling and general corporate expenses	52,506	51,895
	3,366,406	3,220,805
Operating income	123,624	115,289
Interest and Other Financing Costs, net	80,917	87,807
Income Before Income Taxes	42,707	27,482
Provision for Income Taxes	14,715	4,260
Net income	27,992	23,222
Less: Net income attributable to noncontrolling interests	226	640
Net income attributable to ARAMARK shareholder	$27,766	$22,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Nine Months Ended	Nine Months Ended
	June 28, 2013	June 29, 2012
Sales	$10,429,682	$10,104,266
Costs and Expenses:
Cost of services provided	9,481,859	9,140,888
Depreciation and amortization	404,512	395,968
Selling and general corporate expenses	163,382	151,531
	10,049,753	9,688,387
Operating income	379,929	415,879
Interest and Other Financing Costs, net	290,364	315,154
Income from Continuing Operations Before Income Taxes	89,565	100,725
Provision for Income Taxes	25,876	27,432
Income from Continuing Operations	63,689	73,293
Income from Discontinued Operations, net of tax	—	297
Net income	63,689	73,590
Less: Net income attributable to noncontrolling interests	804	2,444
Net income attributable to ARAMARK shareholder	$62,885	$71,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	June 28, 2013	June 29, 2012
Net income	$27,992	$23,222
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(571)	386
Foreign currency translation adjustments	(7,197)	(9,939)
Fair value of cash flow hedges	3,797	701
Other comprehensive income (loss), net of tax	(3,971)	(8,852)
Comprehensive income	24,021	14,370
Less: Net income attributable to noncontrolling interests	226	640
Comprehensive income attributable to ARAMARK shareholder	$23,795	$13,730

	Nine Months Ended	Nine Months Ended
	June 28, 2013	June 29, 2012
Net income	$63,689	$73,590
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(1,701)	1,158
Foreign currency translation adjustments	(31,153)	(15,171)
Fair value of cash flow hedges	12,740	34,920
Other comprehensive income (loss), net of tax	(20,114)	20,907
Comprehensive income	43,575	94,497
Less: Net income attributable to noncontrolling interests	804	2,444
Comprehensive income attributable to ARAMARK shareholder	$42,771	$92,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended	Nine Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net income	$63,689	$73,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,512	395,968
Income taxes deferred	(46,454)	(44,734)
Share-based compensation expense	12,328	12,539
Changes in noncash working capital	(287,132)	(281,594)
Other operating activities	37,849	34,639
Net cash provided by operating activities	184,792	190,408
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(263,591)	(226,725)
Disposals of property and equipment	8,740	8,094
Proceeds from divestitures	919	4,457
Acquisition of certain businesses, net of cash acquired	(22,566)	(151,317)
Other investing activities	24,425	2,124
Net cash used in investing activities	(252,073)	(363,367)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,223,127	391,797
Payments of long-term borrowings	(2,448,041)	(279,079)
Net change in funding under the Receivables Facility	36,200	27,395
Dividends/advances paid to Parent Company	(657,853)	(53,720)
Distribution in connection with spin-off of Seamless Holdings	(47,352)	—
Proceeds from issuance of Parent Company common stock	4,882	5,805
Repurchase of Parent Company common stock	(38,419)	(20,762)
Other financing activities	(44,150)	(10,826)
Net cash provided by financing activities	28,394	60,610
Decrease in cash and cash equivalents	(38,887)	(112,349)
Cash and cash equivalents, beginning of period	136,689	213,323
Cash and cash equivalents, end of period	$97,802	$100,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED JUNE 28, 2013
(Unaudited)
(In Thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	(Accumulated Deficit) / Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, September 28, 2012	$1,572,480	$1,538,633	$—	$1,451,241	$161,137	$(73,745)	$33,847
Net income	63,101	62,885			62,885		216
Other comprehensive income (loss)	(20,114)	(20,114)				(20,114)
Capital contributions from issuance of Parent Company common stock	20,437	20,437		20,437
Compensation expense related to stock incentive plans	12,328	12,328		12,328
Tax benefits related to stock incentive plans	3,566	3,566		3,566
Decrease in Parent Company common stock subject to repurchase obligation, net	13,903	13,903		13,903
Purchases of Parent Company common stock	(60,167)	(60,167)		(60,167)
Dividends to Parent Company, net	(638,046)	(638,046)			(638,046)
Distribution of Seamless Holdings	(138,173)	(104,110)			(104,110)		(34,063)
Balance, June 28, 2013	$829,315	$829,315	$—	$1,441,308	$(518,134)	$(93,859)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED JUNE 29, 2012
(Unaudited)
(In Thousands)

	Total	Total ARAMARK Shareholder’s Equity	Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, September 30, 2011	$1,476,963	$1,445,184	$—	$1,476,061	$46,468	$(77,345)	$31,779
Net income	72,682	71,146			71,146		1,536
Other comprehensive income	20,907	20,907				20,907
Capital contributions from issuance of Parent Company common stock	25,296	25,296		25,296
Compensation expense related to stock incentive plans	12,539	12,539		12,539
Tax benefits related to stock incentive plans	4,466	4,466		4,466
Increase in Parent Company common stock subject to repurchase obligation, net	(13,337)	(13,337)		(13,337)
Purchases of Parent Company common stock	(51,296)	(51,296)		(51,296)
Advance to Parent Company, net	(28,435)	(28,435)			(28,435)
Distributions to noncontrolling interest	(457)						(457)
Balance, June 29, 2012	$1,519,328	$1,486,470	$—	$1,453,729	$89,179	$(56,438)	$32,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:
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
As part of the acquisition of Filterfresh, the Company acquired a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interests outside of shareholder’s equity in the Condensed Consolidated Balance Sheets in “Common Stock Subject to Repurchase and Other.” As of June 28, 2013 and September 28, 2012, the redeemable noncontrolling interest related to the subsidiary was approximately $10.3 million and $10.4 million, respectively. For the three and nine months ended June 28, 2013, net income attributable to redeemable noncontrolling interest was $0.2 million and $0.6 million, respectively. Distributions to redeemable noncontrolling interest was $0.7 million for the nine months ended June 28, 2013. For the three and nine months ended June 29, 2012, net income attributable to redeemable noncontrolling interest was $0.3 million and $0.9 million, respectively. Distributions to redeemable noncontrolling interest was $0.7 million for the nine months ended June 29, 2012.
For the three and nine months ended June 29, 2012, $25.3 million and $85.4 million of sales, respectively, and ($0.3) million and ($2.0) million of net loss, respectively, which included transition and integration costs, were recorded in the Condensed Consolidated Statements of Income related to the acquisition.

(3)	SUPPLEMENTAL FINANCIAL INFORMATION:
The Company made interest payments of approximately $249.7 million and $263.7 million and income tax payments of approximately $65.0 million and $69.6 million during the nine months ended June 28, 2013 and June 29, 2012, respectively.
As of June 28, 2013 and September 28, 2012, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($52.0) million and ($50.3) million, respectively, foreign currency translation adjustment (net of tax) of approximately ($10.7) million and $20.4 million, respectively, fair value of cash flow hedges (net of tax) of approximately ($20.4) million and ($33.1) million, respectively, and share of equity investees' accumulated other comprehensive loss (net of tax) of approximately ($10.8) million and ($10.8) million, respectively.
For the three and nine months ended June 28, 2013 and June 29, 2012, the tax effects on comprehensive income (loss) were as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended	Three Months Ended
	June 28, 2013	June 29, 2012
Foreign currency translation adjustments	$4,658	$(2,364)
Fair value of cash flow hedges	(2,651)	(153)
Pension plan adjustments	398	(207)

	Nine Months Ended	Nine Months Ended
	June 28, 2013	June 29, 2012
Foreign currency translation adjustments	$11,679	$3,438
Fair value of cash flow hedges	(8,187)	(21,654)
Pension plan adjustments	1,009	(629)
(4) SEVERANCE AND ASSET WRITE-DOWNS:
During the second quarter of fiscal 2013, the Company initiated a series of actions and further developed its plans to drive efficiency through the consolidation and centralization of its operations. As a result, the Company recorded charges during the second quarter of fiscal 2013 of approximately $40.8 million for severance and related costs. During the third quarter of fiscal 2013, the Company enhanced the benefits under its severance policy which resulted in an additional charge of approximately $6.6 million related to planned terminations initiated during the second quarter. In addition, during the second quarter of fiscal 2013, the Company recorded charges of approximately $11.7 million for goodwill impairments (see Note 5) and other asset write-downs of approximately $11.4 million primarily related to the write-offs of certain client contractual investments.

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
During the second quarter of fiscal 2013, the Company recorded an impairment charge of approximately $11.7 million in the Food and Support Services—International segment to write-off all of the goodwill associated with its reporting units in Spain and Korea. The impairment charge is included in "Cost of services provided" in the Condensed Consolidated Statement of Income. The impairment charge resulted from continued economic weakness in Spain and recent reductions in government support for the Healthcare and Education sectors, two of the primary sectors of the Spanish reporting unit. In Korea, the Company undertook a recent strategic analysis of the Korean reporting unit, which prompted the impairment analysis in the second quarter. The completion of the step two impairment analyses confirmed that goodwill for both reporting units was impaired. The Company estimated these nonrecurring fair value measurements using a discounted cash flow valuation methodology, a Level 3 measurement, which included making assumptions about the future profitability and cash flows of the business.
Changes in total goodwill during the nine months ended June 28, 2013 follow (in thousands):

Segment	September 28, 2012	Acquisitions and Divestitures	Impairment	Translation and Other	June 28, 2013
Food and Support Services—North America	$3,701,137	$7,398	$—	$(113,477)	$3,595,058
Food and Support Services—International	454,552	—	(11,698)	(9,431)	433,423
Uniform and Career Apparel	573,785	—	—	—	573,785
	$4,729,474	$7,398	$(11,698)	$(122,908)	$4,602,266
The amounts for acquisitions during fiscal 2013 may be revised upon final determination of the purchase price allocations. The other adjustments to the Food and Support Services—North America segment primarily represents the goodwill impact of the Seamless Holdings spin-off (see Note 2).
Other intangible assets consist of (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 28, 2013			September 28, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,884,733	$(1,189,340)	$695,393	$1,897,933	$(1,064,492)	$833,441
Trade names	757,040	(1,583)	755,457	763,127	(1,419)	761,708
	$2,641,773	$(1,190,923)	$1,450,850	$2,661,060	$(1,065,911)	$1,595,149
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
Amortization of intangible assets for the nine months ended June 28, 2013 and June 29, 2012 was approximately $143.9 million and $149.1 million, respectively.

(6)	BORROWINGS:
Long-term borrowings at June 28, 2013 and September 28, 2012 are summarized in the following table (in thousands):

	June 28, 2013	September 28, 2012
Senior secured revolving credit facility	$142,024	$—
Senior secured term loan facility, due January 2014	—	650,913
Senior secured term loan facility, due July 2016	3,285,350	2,637,920
Senior secured term loan facility, due September 2019	1,393,310	—
8.50% senior notes, due February 2015	—	1,280,000
Senior floating rate notes, due February 2015	—	500,000
5.75% senior notes, due March 2020	1,000,000	—
Receivables Facility, due January 2015	300,000	263,800
Capital leases	54,248	49,584
Other	42,124	31,064
	6,217,056	5,413,281
Less—current portion	(71,139)	(37,462)
	$6,145,917	$5,375,819
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
Amendment Agreement No. 4 also provides for an increase in the maximum Consolidated Secured Debt Ratio to reflect the additional secured indebtedness associated with the new term loan borrowings and provides certain additional flexibility with respect to the restricted payments covenant. As of June 28, 2013, we were in compliance with the Consolidated Secured Debt Ratio.
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
Amendment Agreement No. 5
On March 22, 2013, the Company entered into Amendment Agreement No. 5 (“Amendment Agreement No. 5”) to the Credit Agreement. Amendment Agreement No. 5 increased the aggregate revolving loan commitments made available to the Company under the Credit Agreement by $55.0 million to $605.0 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
On March 7, 2013, the Company deposited sufficient funds in trust with the trustee under the indenture governing the Fixed Rate Notes and Floating Rate Notes in full and complete satisfaction and discharge of the remaining aggregate principal amount of such notes, including accrued and unpaid interest (the “Satisfaction and Discharge”). As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining Fixed Rate Notes and Floating Rate Notes on or about the redemption notice date of March 7, 2013. The Company had a contingent obligation for payment of the Fixed Rate Notes and Floating Rate Notes were the trustee to default on its payment obligations. The Company believed the risk of such default was remote and therefore did not record a related liability. The remaining Fixed Rate Notes and Floating Rate Notes were redeemed by the trustee on April 6, 2013.
During the second quarter of fiscal 2013, in connection with the tender offer and Satisfaction and Discharge, the Company recorded $20.5 million of charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income, consisting of $3.5 million of third party costs for the tender offer premium and $17.0 million of non-cash charges for the write-off of deferred financing costs.

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
Cash Flow Hedges
The Company previously entered into $1.0 billion of interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. During the third quarter of fiscal 2013, the Company entered into $300 million of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. The Company entered into an additional $600 million of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings subsequent to June 28, 2013. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of June 28, 2013 and September 28, 2012, approximately ($16.5) million and ($28.1) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the nine months ended June 28, 2013 and June 29, 2012 was not material.
The Company previously entered into a $169.6 million amortizing cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. In March 2012, the cross currency swap was amended to match the terms of the Canadian subsidiary's debt that was impacted by Amendment Agreement No. 2. A portion of the swap was amended and extended to match the terms related to its variable rate debt denominated in U.S. dollars that was extended under Amendment Agreement No. 2. The Company has designated the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amended swap as cash flow hedges. During the nine months ended June 28, 2013 and June 29, 2012, approximately $4.7 million and ($1.1) million of unrealized net of tax gains (losses) related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately ($5.5) million and $4.6 million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the nine months ended June 28, 2013 and June 29, 2012, respectively. As of June 28, 2013 and September 28, 2012, unrealized net of tax losses of approximately ($3.9) million and ($5.0) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the nine months ended June 28, 2013 was not material. As a result of amending the cross currency swap, the hedge ineffectiveness for the nine months ended June 29, 2012 was approximately $3.0 million, which was recorded in "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income.
As a result of Amendment Agreement No. 3, the Company de-designated the cross currency swap that hedged the Canadian subsidiary's term loan with a maturity date of January 26, 2014. Prior to Amendment Agreement No. 3, these contracts met the required criteria to be designated as cash flow hedging instruments. As a result, approximately $3.2 million was reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets to “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income during the nine months ended June 28, 2013.
The Company previously entered into a series of pay fixed/receive floating natural gas hedge agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel segment. As of June 28, 2013, the Company has no contracts outstanding. There was no hedge ineffectiveness for the nine months ended June 29, 2012.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended	Three Months Ended
	June 28, 2013	June 29, 2012
Interest rate swap agreements	$5,297	$(576)
Cross currency swap agreements	(1,500)	858
Natural gas hedge agreements	—	101
	$3,797	$383

	Nine Months Ended	Nine Months Ended
	June 28, 2013	June 29, 2012
Interest rate swap agreements	$11,595	$28,725
Cross currency swap agreements	1,145	5,336
Natural gas hedge agreements	—	40
	$12,740	$34,101
Derivatives not Designated in Hedging Relationships
The Company elected to de-designate the cross currency swaps that were hedged against the Canadian subsidiary's term loan with a maturity date of January 26, 2014 due to the repayment of the term loan as a result of Amendment Agreement No. 3. As a result, on a prospective basis, changes in the fair value of these swaps are recorded in earnings. For the three and nine months ended June 28, 2013, the Company recorded a pretax gain (loss) of approximately $2.4 million and $4.6 million for the change in the fair value of these swaps in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income, respectively. The changes in the fair value of these swaps are expected to offset future currency transaction gains and losses on a U.S. dollar denominated intercompany loan between the Company and its Canadian subsidiary.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of June 28, 2013, the Company has contracts for approximately 1.3 million gallons outstanding for fiscal 2013 and fiscal 2014. During the nine months ended June 28, 2013, the Company entered into contracts totaling approximately 0.8 million gallons. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. As such, changes in the fair value of these contracts will be recorded in earnings. During the nine months ended June 28, 2013, the Company recorded a pretax gain (loss) of ($0.6) million in the Condensed Consolidated Statements of Income for the change in the fair value on these agreements. During the nine months ended June 29, 2012, the Company recorded a pretax gain (loss) of ($0.9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million in the Condensed Consolidated Statements of Income for the change in the fair value on these agreements, respectively.
As of June 28, 2013, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €88.4 million and £44.2 million to mitigate the risk of changes in foreign currency exchange rates on intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the intercompany loans.
 The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 28, 2013	September 28, 2012
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Other Assets	$1,149	$—
		1,149	—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	1,186	251
Gasoline and diesel fuel agreements	Prepayments	144	696
		1,330	947
		$2,479	$947

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued Expenses	$6,739	$—
Interest rate swap agreements	Other Noncurrent Liabilities	21,729	46,484
Cross currency swap agreements	Other Noncurrent Liabilities	14,541	45,406
		43,009	91,890

Not designated as hedging instruments:
Cross currency swap agreements	Accrued Expenses	12,096	—
		$55,105	$91,890
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss from the derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Three Months Ended	Three Months Ended
	Account	June 28, 2013	June 29, 2012
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$5,740	$5,508
Cross currency swap agreements	Interest Expense	250	1,741
Natural gas hedge agreements	Cost of services provided	—	147
		$5,990	$7,396

Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$(2,429)	$—
Gasoline and diesel fuel agreements	Cost of services provided	250	2,419
Foreign currency forward exchange contracts	Interest Expense	1,764	(3,886)
		$(415)	$(1,467)

		Nine Months Ended	Nine Months Ended
	Account	June 28, 2013	June 29, 2012
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$16,950	$60,966
Cross currency swap agreements	Interest Expense	3,256	5,671
Natural gas hedge agreements	Cost of services provided	—	276
		$20,206	$66,913

Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$(1,408)	$—
Gasoline and diesel fuel agreements	Cost of services provided	119	1,416
Foreign currency forward exchange contracts	Interest Expense	(4,278)	(2,146)
		$(5,567)	$(730)
At June 28, 2013, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $13.3 million.

(8)	CAPITAL STOCK:
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation has been classified outside of shareholder’s equity, which reflects the Parent Company’s investment basis and capital structure in the Company’s condensed consolidated financial statements. The amount of common stock subject to repurchase as of June 28, 2013 and September 28, 2012 was $153.6 million and $167.5 million, which is based on approximately 9.5 million and 11.0 million shares of common stock of the Parent Company valued at $16.21 and $15.17 per share, respectively. The fair value of the common stock subject to repurchase is calculated using discounted cash flow techniques and comparable public company trading multiples. Inputs used in the discounted cash flow analysis include the weighted average cost of capital, long-term revenue growth rates, long-term EBIT margins and residual growth rates. Inputs used in the comparable public company trading multiples include the last-twelve-months' EBITDA multiple, forward EBITDA multiples and control premium. During the nine months ended June 28, 2013 and June 29, 2012, approximately $60.2 million and $51.3 million of common stock of the Parent Company was repurchased, respectively, and has been reflected in the Company’s condensed consolidated financial statements. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the Senior Notes contain limitations on the amount the Company can expend for such share repurchases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	SHARE-BASED COMPENSATION:
The Parent Company adopted the Fourth Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (the "Amended Stock Incentive Plan") on June 20, 2013. The Amended Stock Incentive Plan now provides for the grant of restricted stock units and restricted stock in addition to stock options. The Parent Company also approved a new form of non-qualified stock option award agreement which provides for 100% time-based vesting. Options granted under earlier forms of non-qualified discretionary stock option agreements provided for 50% time-based vesting and 50% performance-based vesting. Finally, the Parent Company offered to holders of outstanding installment stock purchase opportunities ("ISPOs") the ability to exchange such awards for restricted stock and non-qualified stock options, which were granted pursuant to a restricted stock award agreement and a replacement stock option award agreement, respectively, with the Parent Company. On June 20, 2013, the Compensation and Human Resources Committee of the Parent Company approved a new restricted stock award agreement and non-qualified replacement stock option award agreement to be used in connection with the exchange. Subsequent to June 28, 2013, as a result of the exchange, outstanding ISPOs were converted into approximately 0.2 million of restricted stock awards and approximately 1.1 million of non-qualified replacement stock option awards. The accounting for this modification will be reflected beginning in the fourth quarter of fiscal 2013.
During the three and nine months ended June 28, 2013, share-based compensation expense was approximately $3.5 million, before taxes of $1.4 million, and approximately $12.3 million, before taxes of $4.9 million, respectively. During the three and nine months ended June 29, 2012, share-based compensation expense was approximately $0.9 million, before taxes of $0.4 million, and approximately $12.5 million, before taxes of $4.9 million, respectively.
Stock Options
Time-Based Options
The compensation cost charged to expense during the three and nine months ended June 28, 2013 for Time-Based Options was approximately $1.8 million and $5.8 million, respectively. The compensation cost charged to expense during the three and nine months ended June 29, 2012 for Time-Based Options was approximately $2.1 million and $6.2 million, respectively.
Performance-Based Options
During the three and nine months ended June 28, 2013, the Company recognized a charge to expense of approximately $1.5 million and $4.9 million for Performance-Based Options, respectively. During the three and nine months ended June 29, 2012, the Company recognized a reduction to expense of approximately ($2.1) million and a charge to expense of approximately $3.5 million for Performance-Based Options, respectively. During the third quarter of fiscal 2012, the Company reversed approximately $2.4 million of compensation expense related to expense previously recognized for the Performance-Based Options as meeting the 2012 EBIT performance target was not probable.
Installment Stock Purchase Opportunities
The Company recorded approximately $0.2 million and $0.8 million of compensation expense related to ISPOs during the three and nine months ended June 28, 2013, respectively. The Company recorded approximately $0.5 million and $0.8 million of compensation expense related to ISPOs during the three and nine months ended June 29, 2012, respectively.
Seamless Unit Options
The Company recognized compensation expense of approximately $0.2 million for Seamless unit options during the nine months ended June 28, 2013. During the three and nine months ended June 29, 2012, the Company recognized compensation expense of approximately $0.4 million and $1.5 million for Seamless unit options, respectively.
Deferred Stock Units
The Parent Company granted 42,462 deferred stock units during the nine months ended June 28, 2013. The compensation cost charged to expense during the nine months ended June 28, 2013 for deferred stock units was approximately $0.6 million. The Parent Company granted 34,480 deferred stock units during the nine months ended June 29, 2012. The compensation cost charged to expense during the nine months ended June 29, 2012 for deferred stock units was approximately $0.5 million.
(10) ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the facility is $300 million, which expires in January 2015. Pursuant to the Receivables

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. At June 28, 2013 and September 28, 2012, the amount of outstanding borrowings under the Receivables Facility was $300.0 million and $263.8 million and is included in “Long-Term Borrowings,” respectively.

(11)	EQUITY INVESTMENTS:
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $183.6 million and $233.4 million at June 28, 2013 and September 28, 2012, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended	Three Months Ended
	June 28, 2013	June 29, 2012
Sales	$398,610	$471,782
Gross profit	47,148	55,495
Net income	6,803	8,723

	Nine Months Ended	Nine Months Ended
	June 28, 2013	June 29, 2012
Sales	$1,294,082	$1,431,878
Gross profit	149,553	165,833
Net income	22,183	26,319
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, is significantly impacted by currency translation. ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $2.8 million and $8.0 million for the three and nine months ended June 28, 2013, respectively. ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the Transaction, was $3.3 million and $10.0 million for the three and nine months ended June 29, 2012, respectively.

(12)	BUSINESS SEGMENTS:
Sales and operating income by reportable segment follow (in thousands):

	Three Months Ended	Three Months Ended
Sales	June 28, 2013	June 29, 2012
Food and Support Services—North America	$2,405,860	$2,319,566
Food and Support Services—International	727,516	673,907
Uniform and Career Apparel	356,654	342,621
	$3,490,030	$3,336,094

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended	Three Months Ended
Operating Income	June 28, 2013	June 29, 2012
Food and Support Services—North America	$73,146	$74,110
Food and Support Services—International	28,694	22,979
Uniform and Career Apparel	35,388	30,386
	137,228	127,475
Corporate	(13,604)	(12,186)
Operating Income	123,624	115,289
Interest and other financing costs, net	(80,917)	(87,807)
Income Before Income Taxes	$42,707	$27,482

	Nine Months Ended	Nine Months Ended
Sales	June 28, 2013	June 29, 2012
Food and Support Services—North America	$7,217,759	$7,053,423
Food and Support Services—International	2,154,567	2,030,425
Uniform and Career Apparel	1,057,356	1,020,418
	$10,429,682	$10,104,266

	Nine Months Ended	Nine Months Ended
Operating Income	June 28, 2013	June 29, 2012
Food and Support Services—North America	$298,935	$301,429
Food and Support Services—International	37,877	65,822
Uniform and Career Apparel	89,761	86,971
	426,573	454,222
Corporate	(46,644)	(38,343)
Operating Income	379,929	415,879
Interest and other financing costs, net	(290,364)	(315,154)
Income from Continuing Operations Before Income Taxes	$89,565	$100,725
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
Food and Support Services—North America sales and operating income for the nine months ended June 28, 2013 were negatively affected by Hurricane Sandy and the National Hockey League lockout. Food and Support Services—North America operating income for the three and nine months ended June 28, 2013 includes $6.6 million and $33.7 million of severance and related costs, respectively. Food and Support Services—North America operating income for the nine months ended June 28, 2013 also includes $6.8 million of asset write-offs and other income recognized of approximately $14.0 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service ("NPS") sites in the Sports & Entertainment sector, which was terminated in the current year. Food and Support Services—North America operating income for the nine months ended June 29, 2012 includes transition and integration costs of $4.3 million related to the Filterfresh acquisition and a favorable risk insurance adjustment of $1.7 million related to favorable claims experience.
Food and Support Services—International operating income for the nine months ended June 28, 2013 includes $12.8 million of severance and related costs and $16.3 million of goodwill impairment charges and other asset write-offs. Food and Support Services—International operating income for the nine months ended June 29, 2012 includes a favorable adjustment of $1.5 million related to a non-income tax settlement in the U.K. and $2.1 million of severance related expenses.
Uniform and Career Apparel operating income for the nine months ended June 28, 2013 includes a net charge of approximately $3.5 million related to a multiemployer pension withdrawal and a preliminary settlement of wage and hour

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

claims, net of a favorable risk insurance adjustment and severance related expenses of $3.7 million. Uniform and Career Apparel operating income for the nine months ended June 29, 2012 includes a favorable risk insurance adjustment of $5.7 million related to favorable claims experience and severance related expenses of $4.0 million.
Corporate expenses include share-based compensation expense (see Note 9). Corporate expenses for the nine months ended June 28, 2013 includes $0.9 million of severance and related costs.
Interest and Other Financing Costs, net, for the nine month period of fiscal 2013 was favorably impacted by the maturity of interest rate swaps during fiscal 2012. Interest and Other Financing Costs, net, for the nine months ended June 28, 2013 includes charges of $20.5 million in connection with the tender offer and Satisfaction and Discharge (see Note 6), consisting of $3.5 million of third party costs for the tender offer premium and $17.0 million of non-cash charges for the write-off of deferred financing costs. Interest and Other Financing Costs, net, for the nine month period of fiscal 2013 also includes approximately $11.6 million of third-party costs incurred related to Amendment Agreement No. 3 to the senior secured credit agreement (see Note 6) and approximately $3.2 million of hedge ineffectiveness related to the repayment of the Canadian subsidiary's term loan with a maturity date of January 26, 2014 (see Note 7). Interest and Other Financing Costs, net, for the nine month periods of fiscal 2012 includes $10.5 million of third-party costs related to Amendment Agreement No. 2 (see Note 6) and the amendment of the Company's Canadian subsidiary cross currency swap (see Note 7).

(13)	NEW ACCOUNTING STANDARD UPDATES:

 In December 2011, the FASB issued an accounting standard update ("ASU") that requires companies with financial instruments and derivative instruments that are offset on the balance sheet or subject to a master netting arrangement to provide additional disclosures regarding the instruments impact on a company’s financial position. In January 2013, the FASB issued an accounting standard update to clarify the scope of this ASU. The guidance is effective for the Company beginning in the first quarter of fiscal 2014. The Company is currently evaluating the impact of this pronouncement.
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
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $110.9 million at June 28, 2013 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at June 28, 2013.

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
In 2011, the Company was informed that an Illinois state civil action had been filed against a subsidiary of the Company by an unnamed Relator under the Illinois Whistleblower Reward and Protection Act in the Circuit Court of Cook County, Illinois County Department, Law Division. During the third quarter of fiscal 2013, this matter was settled, payments were made pursuant to the terms of the settlement, and the case was dismissed.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments, that are subject to master netting agreements, on a net basis by counterparty portfolio. The fair value of the Company’s debt at June 28, 2013 and September 28, 2012 was $6,235.1 million and $5,440.9 million, respectively. The carrying value of the Company’s debt at June 28, 2013 and September 28, 2012 was $6,217.1 million and $5,413.3 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
The following table presents the changes in the Company's common stock subject to repurchase for which level 3 inputs were significant to their valuation for the nine months ended June 28, 2013 (in thousands):

Common Stock Subject to Repurchase
Balance, September 28, 2012	$167,461
Issuances of Parent Company common stock	1,904
Repurchases of Parent Company common stock	(26,324)
Change in fair market value of Parent Company common stock	10,517
Balance, June 28, 2013	$153,558

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(16)	ARAMARK HOLDINGS CORPORATION (PARENT COMPANY):
ARAMARK Holdings has 600.0 million common shares authorized, approximately 218.8 million common shares issued and approximately 201.4 million common shares outstanding as of June 28, 2013.
On April 18, 2011, the Parent Company completed a private placement of $600 million, net of a 1% discount, in aggregate principal amount of 8.625% / 9.375% Senior Notes due 2016 (the "Parent Company Notes"). Interest on the Parent Company Notes accrued at the rate of 8.625% per annum with respect to interest payments made in cash and 9.375% per annum with respect to any payment in-kind interest. The Parent Company Notes were obligations of the Parent Company, were not guaranteed by the Company and its subsidiaries and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company and its subsidiaries.
On March 7, 2013, the Company used a portion of the aggregate proceeds of the Senior Notes offering and the borrowings under the new term loans pursuant to Amendment Agreement No. 4 (see Note 6) to advance funds to the Parent Company to fund the purchase of all Parent Company Notes tendered by March 6, 2013, the early tender date. On March 7, 2013, the Parent Company issued a redemption notice for the portion of the Parent Company Notes that remained outstanding as of March 7, 2013, including accrued and unpaid interest, which notices provided for the redemption of the Parent Company Notes on May 1, 2013 at a price of 101% of the principal amount thereof. The remaining Parent Company Notes were redeemed by the trustee on May 1, 2013.
As a result of the tender offer and redemption of the Parent Company Notes, ARAMARK Holdings has no operations other than ownership of the Company. For the nine months ended June 28, 2013, the Parent Company recorded Interest and Other Financing Costs, net, of $51.0 million, which includes $9.4 million of third party costs for the tender offer and call premiums and $9.9 million of non-cash charges for the write-off of deferred financing costs related to the tender offer and the Satisfaction and Discharge. During the nine months ended June 28, 2013, the Company advanced approximately $657.8 million to the Parent Company, which was used to pay the interest, call premiums and principal on the Parent Company Notes. During the nine months ended June 28, 2013, the advance was reduced by approximately $19.8 million attributable to the tax benefit related to the interest and other charges on the Parent Company Notes. Finally, $638.0 million was dividended by the Company to the Parent Company in order to pay down the remainder of the advance. During the nine months ended June 29, 2012, the Company advanced approximately $53.7 million to the Parent Company, which was used to pay the interest on the Parent Company Notes. During the nine months ended June 29, 2012, the advance was reduced by approximately $25.3 million attributable to the tax benefit related to the interest on the Parent Company Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 28, 2013 and June 29, 2012 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
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
The Company is a wholly-owned subsidiary of ARAMARK Intermediate Holdco Corporation, which is wholly-owned by ARAMARK Holdings Corporation (the “Parent Company” or "ARAMARK Holdings"). ARAMARK Holdings Corporation, ARAMARK Intermediate Holdco Corporation and RMK Acquisition Corporation were formed for the purpose of facilitating the Transaction.
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
RESULTS OF OPERATIONS
The following tables present our sales and operating income from continuing operations, and related percentages, attributable to each operating segment, for the three and nine months ended June 28, 2013 and June 29, 2012 (dollars in millions).

	Three Months Ended				Nine Months Ended
	June 28, 2013		June 29, 2012		June 28, 2013		June 29, 2012
Sales by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$2,405.9	69%	$2,319.6	70%	$7,217.8	69%	$7,053.4	70%
Food and Support Services – International	727.5	21%	673.9	20%	2,154.6	21%	2,030.5	20%
Uniform and Career Apparel	356.6	10%	342.6	10%	1,057.3	10%	1,020.4	10%
	$3,490.0	100%	$3,336.1	100%	$10,429.7	100%	$10,104.3	100%

	Three Months Ended				Nine Months Ended
	June 28, 2013		June 29, 2012		June 28, 2013		June 29, 2012
Operating Income by Segment	$	%	$	%	$	%	$	%
Food and Support Services – North America	$73.1	59%	$74.1	64%	$298.9	79%	$301.4	72%
Food and Support Services – International	28.7	23%	23.0	20%	37.9	10%	65.8	16%
Uniform and Career Apparel	35.4	29%	30.4	27%	89.8	23%	87.0	21%
	137.2	111%	127.5	111%	426.6	112%	454.2	109%
Corporate	(13.6)	-11%	(12.2)	-11%	(46.7)	-12%	(38.3)	-9%
	$123.6	100%	$115.3	100%	$379.9	100%	$415.9	100%
Consolidated Overview
Sales of $3.5 billion for the third quarter of fiscal 2013 and $10.4 billion for the nine month period represented an increase of 5% and 3% over the prior year periods, respectively. This increase is primarily attributable to growth in the Healthcare and Education sectors and the B&I Facilities business of the Food and Support Services—North America segment, growth in Ireland, China, Chile and Argentina in our Food and Support Services—International segment and growth in the uniform rental business in our Uniform and Career Apparel segment. This increase was partially offset by a sales decline in the U.K. in our Food and Support Services—International segment. Sales for the nine month period of fiscal 2013 were negatively impacted as a result of the National Hockey League ("NHL") lockout and the impact of Hurricane Sandy in our Food and Support Services—North America segment.

Operating income for the third quarter of fiscal 2013 was $123.6 million compared to $115.3 million in the prior year period as profit growth in our Business & Industry and Education sectors more than offset severance and related costs of approximately $6.6 million (see Note 4 to the condensed consolidated financial statements) and approximately $4.5 million of costs related to transformation initiatives. Operating income for the nine month period of fiscal 2013 was $379.9 million compared to $415.9 million in the prior year period. The decline in operating income for the nine month period of fiscal 2013 was primarily due to $47.4 million of severance and related costs as a result of the series of actions the Company initiated in the second quarter of fiscal 2013 to drive efficiency through the consolidation and centralization of its operations (see Note 4 to the condensed consolidated financial statements). During the nine month period of fiscal 2013, the Company also recorded approximately $11.7 million of goodwill impairment charges (see Note 5 to the condensed consolidated financial statements), other asset write-downs of approximately $11.4 million primarily related to the write-offs of certain client contractual investments and approximately $17.1 million of costs related to transformation initiatives. In addition, the nine month period of fiscal 2013 was also negatively affected by the NHL lockout and Hurricane Sandy. This profit decline was partially offset by profit growth in our Business & Industry and Education sectors and other income recognized of approximately $14.0 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service ("NPS") sites in the Sports & Entertainment sector, which was terminated in the current year. The nine month period of fiscal 2012 includes a favorable risk insurance adjustment of $7.4 million related to favorable claims experience, of which $5.7 million relates to our uniform rental business, transition and integration costs of $4.3 million related to the Filterfresh acquisition and severance related charges of $6.1 million in the Uniform and Career Apparel segment and Food and Support Services—International segment.

Interest and Other Financing Costs, net, for the three and nine month periods of fiscal 2013 decreased approximately by $6.9 million and $24.8 million when compared to the prior year periods, respectively, primarily due to the maturity of interest rate swaps during fiscal 2012. Interest and Other Financing Costs, net, for the nine months ended June 28, 2013 includes charges of $20.5 million in connection with the tender offer and repayment of the 8.50% senior notes and senior floating rate notes (see Note 6 to the condensed consolidated financial statements), consisting of $3.5 million of third party costs for the tender offer premium and $17.0 million of non-cash charges for the write-off of deferred financing costs. Interest and Other Financing Costs, net, for the nine month period of fiscal 2013 also includes approximately $11.6 million of third-party costs incurred related to Amendment Agreement No. 3 to the senior secured credit agreement and approximately $3.2 million of hedge ineffectiveness related to the repayment of the Canadian subsidiary's term loan with a maturity date of January 26, 2014. Interest and Other Financing Costs, net, for the nine month period of fiscal 2012 includes $10.5 million of third-party costs related to Amendment Agreement No. 2 and the amendment of the Company's Canadian subsidiary cross currency swap.
The Company recorded a provision for income taxes of $14.7 million on pretax income of $42.7 million for the three months ended June 28, 2013 as compared to a provision for income taxes of $4.3 million on pretax income of $27.5 million in the prior year period. The change in the three months ended June 28, 2013 is primarily due to the tax benefit of discrete items included in the income tax provision in the third quarter of fiscal 2012. The effective income tax rate for the nine months of fiscal 2013 was 28.9% compared to 27.2% in the prior year period.
Net income for the three and nine month periods of fiscal 2013 was $28.0 million and $63.7 million, respectively, compared to $23.2 million and $73.6 million in the prior year periods, respectively. Net income attributable to noncontrolling interests for the three and nine month periods of fiscal 2013 was $0.2 million and $0.8 million, respectively, compared to $0.6 million and $2.4 million in the prior year periods, respectively.

Segment Results
The following tables present a fiscal 2013/2012 comparison of segment sales and operating income from continuing operations together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Nine Months Ended
Sales by Segment	June 28, 2013	June 29, 2012	Change		June 28, 2013	June 29, 2012	Change
			$	%			$	%
Food and Support Services – North America	$2,405.9	$2,319.6	$86.3	4%	$7,217.8	$7,053.4	$164.4	2%
Food and Support Services – International	727.5	673.9	53.6	8%	2,154.6	2,030.5	124.1	6%
Uniform and Career Apparel	356.6	342.6	14.0	4%	1,057.3	1,020.4	36.9	4%
	$3,490.0	$3,336.1	$153.9	5%	$10,429.7	$10,104.3	$325.4	3%
	Three Months Ended				Nine Months Ended
Operating Income by Segment	June 28, 2013	June 29, 2012	Change		June 28, 2013	June 29, 2012	Change
			$	%			$	%
Food and Support Services – North America	$73.1	$74.1	$(1.0)	-1%	$298.9	$301.4	$(2.5)	-1%
Food and Support Services – International	28.7	23.0	5.7	25%	37.9	65.8	(27.9)	**
Uniform and Career Apparel	35.4	30.4	5.0	16%	89.8	87.0	2.8	3%
Corporate	(13.6)	(12.2)	(1.4)	11%	(46.7)	(38.3)	(8.4)	22%
	$123.6	$115.3	$8.3	7%	$379.9	$415.9	$(36.0)	-9%
____________________
** - Not meaningful

Food and Support Services—North America Segment
Food and Support Services—North America segment sales for the three and nine month periods of fiscal 2013 increased 4% and 2% over the prior year periods, respectively, primarily due to growth in the Healthcare and Education sectors and in the B&I Facilities business. Sales for the three month period of fiscal 2013 were positively impacted by the timing of the Easter holiday. Sales for the nine month period of fiscal 2013 were negatively impacted by the NHL lockout and Hurricane Sandy. The negative impact of acquisitions and divestitures was approximately -1% in the three and nine month periods. The Business & Industry sector had flat sales for the third quarter and low-single digit sales decline for the nine month period of fiscal 2013 primarily due to the spin-off of Seamless North America, LLC ("Seamless") in October 2012 and the impact of Hurricane Sandy on our business dining operations offset by growth in our facilities business. The Education sector had high-single digit sales growth for the third quarter and mid-single digit sales growth for the nine month period of fiscal 2013, due to base and net new business growth in our Higher Education and K-12 food and facilities businesses. The Healthcare sector had mid-single digit sales growth for the third quarter and low-single digit sales growth for the nine month period of fiscal 2013 primarily due to base business growth. The Sports & Entertainment sector had low-single digit sales growth for the third quarter due to growth in our Major League Baseball venues. For the nine month period of fiscal 2013, sales in the Sports & Entertainment sector were flat as growth in our Major League Baseball venues were offset by the effect of the NHL lockout.
Operating income for the three and nine month periods of fiscal 2013 was $73.1 million and $298.9 million compared to $74.1 million and $301.4 million in the prior year periods, respectively. The decrease in the third quarter of fiscal 2013 is due to approximately $6.6 million for severance and related costs and approximately $3.3 million of costs related to transformation initiatives, which more than offset the profit growth in our Business & Industry and Education sectors. The nine month period of fiscal 2013 was negatively affected by approximately $33.7 million of severance and related costs, $6.8 million of asset write-offs and approximately $14.4 million of costs related to transformation initiatives, which more than offset the profit growth in our Business & Industry and Education sectors and the other income recognized of approximately $14.0 million relating to the recovery of the Company's investment (possessory interest) at one of the NPS sites in the Sports & Entertainment sector, which was terminated in the current year. The nine month period of fiscal 2013 was also negatively affected by the NHL lockout and Hurricane Sandy. Operating income for the nine month period of fiscal 2012 includes $4.3 million of transition and integration costs related to the Filterfresh acquisition.
Food and Support Services—International Segment
Sales in the Food and Support Services—International segment for the three and nine month periods of fiscal 2013 increased 8% and 6% compared to the prior year periods, respectively, as growth in Germany, Ireland, Chile, Argentina and China more than offset the sales decline in the U.K.

Operating income for the third quarter of fiscal 2013 was $28.7 million compared to $23.0 million in the prior year period. This increase was due to the profit growth in Germany, Chile and Spain offset by the negative impact of foreign currency translation (approximately -3%) and $1.2 million of costs related to transformation initiatives. Operating income for the nine month period of fiscal 2013 was $37.9 million compared to $65.8 million in the prior year period. The nine month period of fiscal 2013 was negatively affected by $12.8 million of severance and related costs, $16.3 million of goodwill impairment charges and other asset write-offs and $2.6 million of costs related to transformation initiatives as well as the negative impact of foreign currency translation (approximately -1%). Operating income in the nine months ended of fiscal 2012 includes a favorable adjustment of $1.5 million related to a non-income tax settlement in the U.K. and $2.1 million of severance related expenses.
Uniform and Career Apparel Segment
Uniform and Career Apparel segment sales increased 4% for the three and nine month periods of fiscal 2013 compared to both prior year periods primarily due to growth in our uniform rental base business.
Operating income for the third quarter of fiscal 2013 was $35.4 million compared to $30.4 million in the prior year period. Operating income for the nine month period of fiscal 2013 was $89.8 million compared to $87.0 million in the prior year period. Operating income for the three and nine month periods of fiscal 2013 benefited from growth in the uniform rental business and operational efficiencies across the segment. Operating income for the nine month period of fiscal 2013 includes severance related expenses of $3.7 million and a net charge of approximately $3.5 million related to a multiemployer pension withdrawal and a preliminary settlement of wage and hour claims, net of a favorable risk insurance adjustment. Operating income for the nine month period of fiscal 2012 includes severance related charges of $4.0 million and a favorable risk insurance adjustment of $5.7 million.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $13.6 million for the third quarter of fiscal 2013 compared to $12.2 million for the prior year period. The increase is primarily due to the reversal in the prior year period of share-based compensation expense previously recognized for the Performance Based Options. For the nine month period of fiscal 2013, corporate expenses were $46.7 million compared to $38.3 million for the prior year period. The nine month period of fiscal 2013 includes an accounting charge related to the retirement obligation to our current Chairman and former Chief Executive Officer and $0.9 million of severance and related costs.
*****
Our operating results continue to be affected by the economic uncertainty being experienced in the countries in which we operate. We anticipate that economic conditions, specifically in Europe, and unemployment levels will continue to remain challenging.
We are planning and executing both growth and cost control initiatives and are working to streamline and improve the efficiency and effectiveness of our general and administrative functions through increased standards, process improvements, and consolidation. As a result, we recorded certain costs during the second and third quarters of fiscal 2013 and estimate that we will incur an additional $40 to $65 million of costs over the next 18 months.
LIQUIDITY AND CAPITAL RESOURCES
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Cash provided by operating activities was $184.8 million in the nine month period of fiscal 2013 compared to cash provided by operating activities of $190.4 million in the comparable period of fiscal 2012. The principal components (in millions) of the net change of ($5.6) million were:

•	Decrease in the total of net income and noncash charges	$(3.3)
•	Increased working capital requirements	(5.5)
•	Other, net	3.2
		$(5.6)
The decrease in the total of net income and noncash charges results mainly from the operating results of the Company as discussed above. As expected and consistent with historical patterns, working capital was a use of cash for us during the nine month period of fiscal 2013. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $14.2 million) primarily due to business growth and the timing of collections and Accounts Payable ($10.8 million) primarily due to business growth and the timing of disbursements, offset by changes in Inventory (approximately $23.0 million) due to less inventory purchases in our Uniform and Career Apparel segment and seasonality within some of our businesses. The “Other, net” caption reflects adjustments to net income in the current year and prior year periods related to nonoperating gains and losses, which are primarily non-cash and include goodwill impairments and other financing related charges and write-offs.
Cash Flows Used in Investing Activities
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
Cash Flows Provided by Financing Activities
On October 29, 2012, the Company completed the spin-off of its majority interest in Seamless to the shareholders of ARAMARK Holdings. In the spin-off, the Company distributed all of the issued and outstanding shares of the common stock of Seamless Holdings Corporation (“Seamless Holdings”), an entity formed for the purpose of completing the spin-off and whose assets primarily consist of the Company's former interest in Seamless, to its parent company and sole stockholder, ARAMARK Intermediate Holdco Corporation (“ARAMARK Intermediate”). Thereafter, ARAMARK Intermediate distributed such shares to ARAMARK Holdings, its parent company and sole stockholder, who then distributed all of the shares of Seamless Holdings on a pro rata basis to the holders of ARAMARK Holdings common stock as of October 26, 2012, the record date, through a tax-free stock dividend. Each ARAMARK Holdings shareholder received one share of Seamless Holdings common stock for each share of ARAMARK Holdings common stock held as of the record date. The Company distributed cash of approximately $47.4 million to Seamless prior to the spin-off.
On March 22, 2013, the Company entered into Amendment Agreement No. 5 (“Amendment Agreement No. 5”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, the “Credit Agreement”). The Amendment Agreement No. 5 increased the aggregate revolving loan commitments made available to the Company under the Credit Agreement by $55.0 million to $605.0 million.
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
In February 2013, the Company and the Parent Company commenced a tender offer to purchase for cash any and all of the 8.625% / 9.375% Senior Notes due 2016 (the "Parent Company Notes") and the 8.50% senior notes due 2015 (the "Fixed Rate Notes") and the senior floating rate notes due 2015 (the "Floating Rate Notes") (collectively, the "Notes"). On March 7, 2013, the Company used a portion of the aggregate proceeds of the Senior Notes offering and the borrowings under the new term loans pursuant to Amendment Agreement No. 4 to purchase all Notes tendered by March 6, 2013, the early tender date. On March 7, 2013, the Company issued redemption notices for the portions of the Company's Fixed Rate Notes and Floating Rate Notes that remained outstanding, including accrued and unpaid interest, as of March 7, 2013, which provided for the redemption of such notes on April 6, 2013 at prices of 100% of the principal amount thereof. On March 7, 2013, the Company deposited sufficient funds in trust with the trustee under the indenture governing the Fixed Rate Notes and Floating Rate Notes in full and complete satisfaction and discharge of the remaining aggregate principal amount of such notes, including accrued and unpaid interest (the “Satisfaction and Discharge”). As a result of the Satisfaction and Discharge, the trustee became the primary obligor for payment of the remaining Fixed Rate Notes and Floating Rate Notes on or about the redemption notice date of March 7, 2013. The Company had a contingent obligation for payment of the Fixed Rate Notes and Floating Rate Notes were the trustee to default on its payment obligations. The Company believed the risk of such default was remote and therefore had not recorded a related liability. The remaining Fixed Rate Notes and Floating Rate Notes were redeemed by the trustee on April 6, 2013. In connection with the tender offer and Satisfaction and Discharge of the Fixed Rate Notes and Floating Rate Notes, the Company recorded $20.5 million of charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income for the nine months ended June 28, 2013, consisting of $3.5 million cash charges for the tender offer premium and $17.0 million of non-cash charges for the write-off of deferred financing costs.
The Company’s 5.00% senior notes, contractually due in June 2012, were paid in full during fiscal 2012.
During the nine months ended June 28, 2013, the Company advanced approximately $657.8 million to the Parent Company, which was used to pay the interest, call premiums and principal on the Parent Company Notes (see Note 16 to the condensed consolidated financial statements). During the nine months ended June 29, 2012, the Company advanced approximately $53.7 million to the Parent Company, which was used to pay the interest on the Parent Company Notes.
Management believes that the Company’s cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility (approximately $389.6 million and $447.0 million at July 26, 2013 and June 28, 2013, respectively) will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings and other cash needs. We believe we enjoy a strong liquidity position overall and we will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our Food and Support Services—North America segment comes from sectors such as education, healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company also monitors its cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.
As of June 28, 2013, the senior secured term loan facility consisted of the following subfacilities: a U.S. dollar denominated term loan to the Company in the amount of $4,327.4 million; a yen denominated term loan to the Company in the amount of ¥5,069.5 million; a U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $75.5 million; a Euro denominated term loan to an Irish subsidiary in an amount of €30.4 million; a sterling denominated term loan to a U.K. subsidiary in an amount of £82.3 million; and a Euro denominated term loan to German subsidiaries in the amount of €46.1 million. As of June 28, 2013, there was approximately $355.9 million outstanding in foreign currency borrowings.
Covenant Compliance
The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing the Senior Notes contains similar provisions. As of June 28, 2013, we were in compliance with these covenants.
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

(dollars in millions)	Three Months Ended June 28, 2013	Three Months Ended March 29, 2013	Three Months Ended December 28, 2012	Three Months Ended September 28, 2012	Twelve Months Ended June 28, 2013
Net income (loss) attributable to ARAMARK shareholder	$27.8	$(17.1)	$52.2	$67.1	$130.0
Interest and other financing costs, net	80.9	110.0	99.5	86.6	377.0
Provision (benefit) for income taxes	14.7	(13.2)	24.4	11.4	37.3
Depreciation and amortization	135.8	135.3	133.4	133.2	537.7
EBITDA	259.2	215.0	309.5	298.3	1,082.0
Share-based compensation expense(1)	3.5	4.8	4.0	3.1	15.4
Unusual or non-recurring (gains)/losses(2)	—	6.0	2.7	(6.7)	2.0
Pro forma EBITDA for equity method investees(3)	5.4	5.7	6.4	5.2	22.7
Seamless North America, LLC EBITDA(4)	—	—	(1.6)	(5.7)	(7.3)
Other(5)	8.8	41.0	7.2	1.3	58.3
Adjusted EBITDA	$276.9	$272.5	$328.2	$295.5	$1,173.1

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

(5)
Other includes certain other miscellaneous items (The three months ended June 28, 2013 includes $6.6 million of severance and other related costs (see Note 4 to the condensed consolidated financial statements). The three months ended March 29, 2013 includes $40.8 million of severance and related costs (see Note 4 to condensed consolidated financial statements). The three months ended December 28, 2012 includes $6.0 million of severance and other related costs incurred by the Food and Support Services–International and Uniform and Career Apparel segments. The three months ended September 28, 2012 includes a gain of approximately $1.6 million resulting from the change in fair value on gasoline and diesel contracts).

Our covenant requirements and actual ratios for the twelve months ended June 28, 2013 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.75x	4.35x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	3.46x

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
During the second quarter of fiscal 2013, the Company had a material change to its debt structure in which the Company replaced the Fixed Rate Notes, the Floating Rate Notes and the Parent Company Notes with $1.4 billion of new term loan borrowings and the issuance of $1.0 billion of 5.75% Senior Notes due 2020 (see Note 6 to the Condensed Consolidated Financial Statements). As a result of this material change in debt structure, the Company's future obligations of long-term borrowings as of June 28, 2013 is as follows (excluding the original issue discount on the senior secured term loan facilities): $71.1 million due in less than one year, $416.9 million due in 1-3 years, $3,387.5 million due in 3-5 years and $2,349.7 million due in more than 5 years.
Pursuant to the Stockholders Agreement of the Parent Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who hold shares of common stock of the Parent Company can cause the Parent Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could be, at the Parent Company’s option, in cash or installment notes. The amount of common stock subject to repurchase as of June 28, 2013 was $153.6 million, which is based on approximately 9.5 million shares of common stock of the Parent Company valued at $16.21 per share. The Stockholders Agreement, the senior secured credit agreement and the indenture governing the Senior Notes contain limitations on the amount that can be expended for such share repurchases.
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $300 million, which expires in January 2015. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. As of June 28, 2013, approximately $300.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the

Condensed Consolidated Balance Sheets. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
RECENT DEVELOPMENTS

In July 2013, the Parent Company commenced preparations for a potential initial public offering and listing of its common stock. To the extent that the offering is ultimately pursued and completed by the Parent Company, it is currently anticipated that all or a substantial portion of the net proceeds received by the Parent Company would be utilized towards repayment of the Company's outstanding indebtedness. There can be no assurance that the Parent Company will elect to proceed with such an offering or, if it does elect to proceed, when such offering would ultimately be completed.
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

NEW ACCOUNTING STANDARD UPDATES
See Note 13 to the Condensed Consolidated Financial Statements for a full description of recent accounting standard updates, including the expected dates of adoption.
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
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of June 28, 2013 (See Notes 6 and 7 to the Condensed Consolidated Financial Statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at June 28, 2013. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by the fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
As of June 28, 2013	2013		2014		2015		2016		2017		Thereafter		Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$3		$15		$10		$7		$6		$1,013	(a)	$1,054	$1,074
Average interest rate	5.0%		5.0%		5.0%		5.0%		5.0%		5.7%		5.7%
Variable rate	$28	(b)	$43	(b)	$350	(b)(c)	$3,246	(b)	$156	(b)(d)	$1,348	(b)	$5,171	$5,161
Average interest rate	8.9%		4.4%		2.0%		3.8%		4.5%		4.0%		3.8%
Interest Rate Swaps:
Receive variable/pay fixed			$582				$574		$150		$150			$(54)
Average pay rate			3.5%				2.8%		1.0%		1.6%
Average receive rate			0.3%				0.3%		0.3%		0.3%

(a)	Balance includes $1,000 million of senior notes callable by us at any time with any applicable prepayment penalty.

(b)
Balance includes $35 million for fiscal 2014, $47 million for fiscal 2015, $3,243 million for fiscal 2016, $14 million for fiscal 2017 and $1,348 million thereafter of senior secured term loan facilities callable by us at any time.

(c)	Balance includes $300 million of borrowings under the Receivables Facility.

(d)	Balance includes $142 million of senior secured revolving credit facility.

ITEM 4.	CONTROLS AND PROCEDURES
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

10.1	Agreement Relating to Employment and Post Employment Competition dated July 1, 2013 between ARAMARK Corporation and Christina Morrison.
10.2
Fourth Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.3
Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.4
Form of time-based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.5
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.6
Form of Replacement Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.7
Amendment dated June 25, 2013 to Employment Letter Agreement dated May 7, 2012 between ARAMARK Corporation and Eric J. Foss (incorporated by reference to Exhibit 10.6 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended June 28, 2013 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 28, 2013 and September 28, 2012; (ii) Condensed Consolidated Statements of Income for the three months ended June 28, 2013 and June 29, 2012; (iii) Condensed Consolidated Statements of Income for the nine months ended June 28, 2013 and June 29, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2013 and June 29, 2012; (v) Condensed Consolidated Statements of Equity for the nine months ended June 28, 2013 and June 29, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

August 7, 2013	/s/ JOSEPH MUNNELLY
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

10.1	Agreement Relating to Employment and Post Employment Competition dated July 1, 2013 between ARAMARK Corporation and Christina Morrison.
10.2
Fourth Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.3
Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.4
Form of time-based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.5
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.6
Form of Replacement Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.7
Amendment dated June 25, 2013 to Employment Letter Agreement dated May 7, 2012 between ARAMARK Corporation and Eric J. Foss (incorporated by reference to Exhibit 10.6 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Corporation’s Quarterly Report on Form 10-Q for the period ended June 28, 2013 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 28, 2013 and September 28, 2012; (ii) Condensed Consolidated Statements of Income for the three months ended June 28, 2013 and June 29, 2012; (iii) Condensed Consolidated Statements of Income for the nine months ended June 28, 2013 and June 29, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2013 and June 29, 2012; (v) Condensed Consolidated Statements of Equity for the nine months ended June 28, 2013 and June 29, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.